Form 10-Q
period 2016-09-30
Medpace Holdings, Inc.
filed 2016-11-03
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 001-37856

Medpace Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0434904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5375 Medpace Way, Cincinnati, OH 45227

(Address of principal executive offices) (Zip Code)

(513) 579-9911

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	40,719,891 shares outstanding as of October 31, 2016

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$14,636	$14,880
Restricted cash	3,363	2,857
Accounts receivable and unbilled, net (includes $4.6 million and $2.9 million with related parties at September 30, 2016 and December 31, 2015, respectively)	81,922	65,088
Prepaid expenses and other current assets	20,606	11,896
Total current assets	120,527	94,721
Property and equipment, net	41,342	37,512
Goodwill	660,981	660,981
Intangible assets, net	148,739	186,743
Deferred income taxes	135	157
Other assets	4,763	3,927
Total assets	$976,487	$984,041
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,337	$8,728
Accrued expenses	21,415	20,111
Pre-funded study costs (includes $4.0 million and $3.7 million with related parties at September 30, 2016 and December 31, 2015, respectively)	53,418	46,599
Advanced billings (includes $9.3 million and $10.2 million with related parties at September 30, 2016 and December 31, 2015, respectively)	67,662	51,051
Other current liabilities	4,763	7,528
Total current liabilities	156,595	134,017
Long-term debt, net, less current portion	154,614	377,882
Deemed landlord liability, less current portion	28,983	30,273
Deferred income tax liability	20,506	21,104
Other long-term liabilities	5,249	7,291
Total liabilities	365,947	570,567
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2016; No shares authorized at December 31, 2015	-	-
Common stock - $0.01 par-value; 250,000,000 shares and 60,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 40,716,410 and 32,624,461 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	407	326
Additional paid-in capital	622,071	438,716
Accumulated deficit	(9,563)	(23,009)
Accumulated other comprehensive loss	(2,375)	(2,559)
Total shareholders’ equity	610,540	413,474
Total liabilities and shareholders’ equity	$976,487	$984,041

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Service revenue, net (includes $6.9 million and $6.1 million with related parties for the three months ended September 30, 2016 and 2015, respectively, and $19.3 million and $17.6 million with related parties for the nine months ended September 30, 2016 and 2015, respectively)	$94,812	$81,638	$275,245	$234,420
Reimbursed out-of-pocket revenue (includes $1.4 million and $1.3 million with related parties for the three months ended September 30, 2016 and 2015, respectively, and $4.3 million and $5.5 million with related parties for the nine months ended September 30, 2016 and 2015, respectively)	12,987	10,493	38,094	28,598
Total revenue	107,799	92,131	313,339	263,018
Operating expenses:
Direct costs, excluding depreciation and amortization	51,221	41,763	147,436	119,488
Reimbursed out-of-pocket expenses (includes $1.4 million and $1.3 million with related parties for the three months ended September 30, 2016 and 2015, respectively, and $4.3 million and $5.5 million with related parties for the nine months ended September 30, 2016 and 2015, respectively)	12,987	10,493	38,094	28,598
Selling, general and administrative	16,391	15,295	44,724	38,743
Depreciation	1,915	1,611	5,481	4,721
Amortization	12,668	15,774	38,004	50,017
Total operating expenses	95,182	84,936	273,739	241,567
Income from operations	12,617	7,195	39,600	21,451
Other (expense) income, net:
Miscellaneous (expense) income, net	(378)	50	(1,319)	(928)
Interest expense, net	(4,656)	(6,737)	(16,550)	(20,712)
Total other expense, net	(5,034)	(6,687)	(17,869)	(21,640)
Income (loss) before income taxes	7,583	508	21,731	(189)
Income tax provision (benefit)	2,547	641	8,285	(92)
Net income (loss)	$5,036	$(133)	$13,446	$(97)
Net income (loss) per share attributable to common shareholders:
Basic	$0.14	$(0.00)	$0.39	$(0.00)
Diluted	$0.13	$(0.00)	$0.39	$(0.00)
Weighted average common shares outstanding:
Basic	37,118	31,430	34,138	31,258
Diluted	37,623	31,430	34,365	31,258

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$5,036	$(133)	$13,446	$(97)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of taxes	176	(127)	184	(522)
Comprehensive income (loss)	$5,212	$(260)	$13,630	$(619)

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,446	$(97)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,481	4,721
Amortization	38,004	50,017
Stock-based compensation expense	8,559	11,831
Amortization of debt issuance costs and discount	2,024	2,008
Deferred income tax benefit	(568)	(8,314)
Other	(256)	(140)
Changes in assets and liabilities:
Restricted cash	(506)	(1,220)
Accounts receivable and unbilled, net	(16,606)	5,973
Prepaid expenses and other current assets	(8,733)	(717)
Accounts payable	(943)	846
Accrued expenses	1,257	(113)
Pre-funded study costs	6,810	4,391
Advanced billings	16,560	(7,231)
Other assets and liabilities, net	(2,368)	(4,543)
Net cash provided by operating activities	62,161	57,412
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(7,843)	(4,688)
Other	83	28
Net cash used in investing activities	(7,760)	(4,660)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for common stock issuance costs	(2,719)	-
Proceeds from stock option exercises	452	246
Payment of debt	(225,054)	(66,037)
Payment of deemed landlord liability	(1,129)	(930)
Proceeds from common stock issued, net of underwriters discount	173,578	608
Net cash used in financing activities	(54,872)	(66,113)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	227	(292)
DECREASES IN CASH AND CASH EQUIVALENTS	(244)	(13,653)
CASH AND CASH EQUIVALENTS — Beginning of period	14,880	54,285
CASH AND CASH EQUIVALENTS — End of period	$14,636	$40,632

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

(1) Basis of Presentation

Description of Business

Medpace Holdings, Inc. together with its subsidiaries, (“Medpace” or the “Company”), a Delaware corporation, is a global provider of clinical research-based drug and medical device development services. The Company partners with pharmaceutical, biotechnology, and medical device companies in the development and execution of clinical trials. The Company’s drug development services focus on full service Phase I-IV clinical development services and include development plan design, coordinated central laboratory, project management, regulatory affairs, clinical monitoring, data management and analysis, pharmacovigilance new drug application submissions, and post-marketing clinical support. The Company also provides bio-analytical laboratory services, clinical human pharmacology, imaging services, and electrocardiography reading support for clinical trials.

The Company’s operations are principally based in North America, Europe, and Asia.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements include the accounts of the Company, are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes could differ from management’s estimates and assumptions. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission on August 11, 2016 (the “Prospectus”). The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements of the Company but does not include all disclosures required by GAAP.

Stock Split

On July 25, 2016, the Board of Directors (the “Board”) of the Company approved, and made legally effective, a 1-for-1.35 reverse stock split of the Company’s common stock. All share, stock option and per share information presented in the condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. The Company will make a cash payment to shareholders for all fractional shares which would have otherwise been required to be issued as a result of the reverse stock split. There was no change in the par value of the Company’s common stock.

Initial Public Offering

On August 11, 2016, the Company's common stock began trading on the NASDAQ Global Select Market under the symbol "MEDP". On August 16, 2016, the Company completed its initial public offering (“IPO”) of its common stock at a price to the public of $23.00 per share. The Company issued and sold 8,050,000 shares of common stock in the IPO, including 1,050,000 common shares issued pursuant to the full exercise of the underwriters' option to purchase additional shares. The IPO raised net proceeds of approximately $173.6 million after deducting underwriting discounts and commissions. As contemplated in the Company’s Prospectus, the net proceeds from the IPO, along with cash on hand, were used to repay $175 million of outstanding borrowings under the Senior Secured Term Loan Facility (as defined below) and $2.7 million of offering expenses.

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, but all guidance must be adopted in the same period. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The new guidance adds Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 will be applied on a prospective basis for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted for fiscal years beginning and interim periods beginning after December 15, 2018. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASUs’ 2016-12, 2016-10 and 2016-08 all clarify the interpretation guidance in ASU No. 2014-09, “Revenue from Contracts with Customers” specifically related to narrowing specific aspects of Topic 606 and adding illustrative examples to assist in the application of the guidance. The effective date and transition requirements in ASUs’ 2016-12, 2016-10, and 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company will adopt the clarified guidance in ASUs’ 2016-12, 2016-10, 2016-08 by January 1, 2018, as required. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new guidance is intended to simplify certain aspects of accounting for share-based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early adoption is permitted, but all guidance must be adopted in the same period. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 will be applied on a modified retrospective basis and to each prior reporting period presented and is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements.

(2) Net Income (Loss) Per Share

Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, including outstanding participating securities. Diluted net income (loss) per share is similar to basic net income (loss) per share, but adjusts for the potential issuance of common shares. The Company’s restricted stock awards (“RSAs”) contain non-forfeitable rights or dividend equivalents and participate in periods of net income but are not contractually obligated to share in the Company’s losses. As a result, RSAs are included in the number of shares in our basic and diluted EPS in periods of net income but are excluded in the number of shares in our basic and diluted EPS in periods of net loss.

The following table reconciles the basic to diluted weighted average shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	37,118	31,430	34,138	31,258
Effect of dilutive securities	505	-	227	-
Diluted weighted average common shares outstanding	37,623	31,430	34,365	31,258
Anti-dilutive shares	62	-	26	-

The anti-dilutive shares disclosed above were calculated using the treasury stock method. During the nine months ended September 30, 2016, the Company had stock options that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the three and nine months ended September 30, 2015, the Company had stock options that were excluded due to the Company’s net loss positions.

(3) Fair Value Measurements

The Company follows accounting guidance related to fair value measurements that defines fair value, establishes a framework for measuring fair value, and establishes a hierarchy for inputs used in measuring fair value. This hierarchy maximizes the use of “observable” inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy specifies three levels based on the inputs, as follows:

Level 1: Valuations based on quoted prices in active markets for identical assets or liabilities.

Level 2: Valuations based on directly observable inputs or unobservable inputs corroborated by market data.

Level 3: Valuations based on unobservable inputs supported by little or no market activity representing management’s determination of assumptions of how market participants would price the assets or liabilities.

The fair value of financial instruments such as cash and cash equivalents, accounts receivable and unbilled, net, accounts payable, accrued expenses and advanced billings approximate their carrying amounts due to their short term maturities.

The Company does not have any recurring fair value measurements as of September 30, 2016. There were no transfers between Level 1, Level 2 or Level 3 during the three or nine months ended September 30, 2016 or September 30, 2015.

Non-recurring Fair Value Measurements

Certain assets are measured on the accompanying interim condensed consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets, which include indefinite-lived intangible assets and goodwill, are tested for impairment annually during the fourth quarter or when a triggering event occurs. Total assets carried on the balance sheet that are not remeasured to fair value on a recurring basis, identified as Level 3 measurements, as of September 30, 2016 are $692.6 million, comprised of $661.0 million of goodwill and $31.6 million of identified indefinite-lived intangible assets.

(4) Accounts Receivable And Unbilled, Net

Accounts receivable and unbilled, net includes service revenue and reimbursed out-of-pocket revenue. Accounts receivable and unbilled, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accounts receivable	$57,136	$40,721
Unbilled	26,891	26,091
Less allowance for doubtful accounts	(2,105)	(1,724)
Total accounts receivable and unbilled, net	$81,922	$65,088

(5) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2016	2015
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Backlog	$72,630	$72,630
Customer relationships	145,051	145,051
Developed technologies	54,475	54,475
Other	2,505	2,505
Total finite-lived intangible assets	274,661	274,661
Accumulated amortization:
Backlog	(72,630)	(72,630)
Customer relationships	(56,448)	(26,991)
Developed technologies	(27,238)	(19,066)
Other	(1,252)	(877)
Total accumulated amortization	(157,568)	(119,564)
Total finite-lived intangible assets, net	117,093	155,097
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$148,739	$186,743

As of September 30, 2016, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2016	$12,668
2017	37,790
2018	29,371
2019	14,639
2020	7,797
Later years	14,828
$117,093

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2016	2015
Employee compensation and benefits	$18,364	$17,195
Other	3,051	2,916
Total accrued expenses	$21,415	$20,111

(7) Debt

Debt consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2016	2015

Term loan	$165,000	$390,000
Capital lease	6	59
	165,006	390,059
Less unamortized discount	(1,700)	(1,984)
Less unamortized term loan debt issuance costs	(8,686)	(10,134)
Less current portion of long-term debt	(6)	(59)
Long-term debt, net, less current portion	$154,614	$377,882

Principal payments on debt are due as follows (in thousands):

2016 (remaining)	$6
2017	-
2018	-
2019	-
2020 and thereafter	165,000
Total	$165,006

The estimated fair value of the Company’s term loan based on Level 1 quoted market prices approximates $164.1 million and $386.3 million as of September 30, 2016 and December 31, 2015, compared to the carrying value of $163.3 million and $388.0 million.

Credit Agreement

On April 1, 2014, the Company entered into a new credit agreement (the “Senior Secured Credit Agreement”), consisting of a $530 million term loan (“Senior Secured Term Loan Facility”) and a $60 million revolving credit facility ("Senior Secured Revolving Credit Facility" and together with the Senior Secured Term Loan Facility, the “Senior Secured Credit Facilities”). The Senior Secured Term Loan Facility expires in April 2021 and the Senior Secured Revolving Credit Facility portion expires in April 2019. The Senior Secured Credit Agreement is guaranteed by the Company and its subsidiaries and is subject to customary covenants relating to financial ratios and restrictions on certain types of transactions, including restricting the Company's ability to incur additional indebtedness, acquire and dispose of assets, make investments, pay dividends, or engage in mergers and acquisitions.

Borrowings under the Senior Secured Credit Agreement bear interest at a rate equal to, at our option, either (a) a Eurocurrency rate based on LIBOR for U.S. dollar deposits for loans denominated in dollars, EURIBOR for Euro deposits for loans denominated in Euros and the offer rate for any other currencies for loans denominated in such other currencies for the relevant interest period, plus 4.00% per annum if our total net leverage ratio is greater than 4.75:1.00, or 3.75% if our total net leverage ratio is less than or equal to 4.75:1.00; provided that the relevant Eurocurrency rate shall be deemed to be no less than 1.00% per annum; (b) a base rate, which is defined as the highest of (i) the Federal Funds Rate on such day plus ½ of 1.00%, (ii) the Prime Lending Rate on such day, (iii) the Adjusted Eurocurrency Rate for loans denominated in U.S. dollars published on such day for an Interest Period of one month plus 1.00% and (iv) 2.00%, plus 3.00% per annum if our total net leverage ratio is greater than 4.75:1.00, or 2.75% if our total leverage ratio is less than or equal to 4.75:1.00; provided that the base rate shall be deemed to be no less than 2.00% per annum. We may voluntarily prepay outstanding loans under the Senior Secured Credit Agreement without premium or penalty. As of September 30, 2016, the interest rate applicable on the term loan was the Eurocurrency minimum floor interest rate of 4.75%.

In addition, the Company is required to pay to the lenders a commitment fee of 0.5% quarterly for unused commitments on the Senior Secured Revolving Credit Facility, subject to a step-down to 0.375% based upon achievement of a certain leverage ratio as defined within the Senior Secured Credit Agreement. At September 30, 2016 the Company had no outstanding borrowings under the Senior Secured Revolving Credit Facility, resulting in $60.0 million in undrawn capacity available under the Senior Secured Revolving Credit Facility. In addition, the Company had less than $0.1 million in letters of credit outstanding, which are secured by the Senior Secured Revolving Credit Facility at September 30, 2016.

Also within the Senior Secured Credit Agreement, if we have drawn greater than 30% of the commitments under the Senior Secured Credit Agreement as of the last date of any quarter, then we are required to report compliance with a financial covenant that is tested at the end of each quarter. This financial covenant requires us to maintain a net debt to consolidated EBITDA leverage ratio (as defined under the Senior Secured Credit Agreement) of less than or equal to 8.00:1.00 for any fiscal quarter ending on or prior to March 31, 2016 and 7.50:1.00, thereafter. As of September 30, 2016, we were in compliance with all covenants under our Senior Secured Credit Agreement.

(8) Shareholder’s Equity and Stock-Based Compensation

Authorized Shares

On August 16, 2016 the Company amended its Certificate of Incorporation in connection with the closing of its IPO to increase the authorized number of shares of common stock to 250,000,000 and to authorize 5,000,000 shares of preferred stock that may be issued from time to time by the Company’s Board.

Stock-Based Compensation

On August 11, 2016 in connection with the Company's IPO, the Board approved the formation of the 2016 Incentive Award Plan (the “2016 Plan”), which replaced our 2014 Equity Incentive Plan (the “2014 Plan”). The 2016 Plan provides for long-term equity incentive compensation for key employees, officers and non-employee directors. A variety of discretionary awards (collectively, the “Awards”) for employees and non-employee directors are authorized under the 2016 Plan, including vested shares, stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), or other cash based or stock dividend equivalent awards. The number of shares registered and available for grant under the 2016 Plan is 6,000,000. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the 2016 Plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the market price of our common stock at the date of grant and option terms are not expected to exceed ten years.  The 2016 Plan expires in 2026, except for awards then outstanding, and is administered by the Board. All Awards granted at the IPO or thereafter were or will be issued under the 2016 Plan.

We satisfy stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 5.4 million at September 30, 2016.

The Company granted 45,923 Awards under the 2014 Plan, consisting of 34,812 stock options vesting equally over four years and 11,111 fully-vested shares, during the nine months ended September 30, 2016. The Company also granted 643,680 stock options under the 2016 Plan during the nine months ended September 30, 2016, consisting of 626,650 stock options vesting after four years and 17,030 stock options with one-third vesting on October 31, 2016, and the remainder vesting in eight equal monthly installments beginning in November 2016.

Option Awards Modification

As a result of the Company’s IPO, a condition of all outstanding stock options issued before August 10, 2016 under the 2014 Plan that previously required the exchange of the shares issued for incentive units in the equity of a non-consolidated related party was dissolved. All future exercises of options issued pursuant to the 2014 Plan will now settle in shares of the Company. As a result of the modification in the settlement condition, the options will now be equity-classified instruments and changes in the fair value of the stock compensation liability that occur during the requisite service period are no longer recognized. According to the authoritative guidance for stock-based compensation, at modification the Company should recognize additional stock-based compensation expense in the amount of the incremental fair value of the modified award. As a result, the Company recognized $3.1 million of incremental stock-based compensation expense during the three months ended September 30, 2016. In addition, the $10.5 million stock-based compensation liability associated with the modified stock options was reclassified to additional paid-in capital as a result of the change to equity classification. The stock-based compensation liability was $0.0 at September 30, 2016.   The stock-based compensation liability was $3.6 million at December 31, 2015, of which $1.7 million was included in Other current liabilities and $1.9 million was included in Other long-term liabilities in the condensed consolidated balance sheet.

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to the Awards is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct costs, excluding depreciation and amortization	$2,500	$1,031	$4,974	$4,212
Selling, general and administrative	1,784	5,895	3,585	7,619
Total stock-based compensation expense	$4,284	$6,926	$8,559	$11,831

(9) Income Taxes

The Company’s effective income tax rate was 38.1% and 48.7% for the nine months ended September 30, 2016 and 2015, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2016 varied from the U.S. statutory rate of 35.0% primarily due to the impact of domestic and foreign uncertain tax positions.

(10) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of September 30, 2016 and December 31, 2015.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of September 30, 2016.

(11) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at September 30, 2016 and December 31, 2015, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Management Fees

In conjunction with the IPO, the Advisory Services Agreement with Cinven Capital Management (V) General Partner Limited (“Cinven”) expired. Subsequent to the IPO, the Company will pay fees for director services provided by Cinven employees that are members of the Company’s Board of Directors and any related committees. The director fees will be paid directly to Cinven in accordance with the Company’s non-employee director compensation policy. During the three and nine months ended September 30, 2016, the Company incurred management fees to Cinven of less than $0.1 million and $0.2 million, respectively, related travel expenses of $0.0 million and less than $0.1 million, respectively, and director fees of less than $0.1 million and less than $0.1 million, respectively. During the three and nine months ended September 30, 2015, the Company incurred management fees to Cinven of $0.1 million and $0.2 million, respectively, and related travel expenses of less than $0.1 million and $0.1 million, respectively. As of September 30, 2016 and December 31, 2015, the Company had outstanding accounts payable to Cinven of less than $0.1 million and $0.1 million, respectively.

Service Agreements

Medpace Investors LLC, a noncontrolling shareholder of the Company that is owned by employees of the Company and managed by our chief executive officer, has a majority ownership interest in Symplmed Pharmaceuticals, LLC (“Symplmed”), a private pharmaceutical development company. In addition, the chief executive officer and other executives of the Company are board members of Symplmed. The Company has operated under a Master Services Agreement (“MSA”) with Symplmed since 2013 (amended in 2014) to perform clinical trials and related activities. Certain task orders governed by this arrangement were amended in the third quarter of 2016, changing the fee structure from unitized in nature to time and materials and revised pricing to more appropriately reflect market pricing based on the Company’s leveraging of this work to develop and enhance certain new service capabilities. The Company has evaluated its relationship with Symplmed and concluded that Symplmed is not a variable interest entity because the Company has no direct ownership interest or relationship other than the MSA. During the three months ended September 30, 2016 and 2015, the Company recognized negative service revenue adjustments from Symplmed of $0.4 million and service revenue of $0.1 million, respectively, and during the nine months ended September 30, 2016 and 2015, the Company recognized negative service revenue adjustments from Symplmed of less than $0.1 million and service revenue of $0.6 million, respectively, in the Company’s condensed consolidated statements of operations.

The chief executive officer of the Company is a member of Coherus BioSciences, Inc.’s (“Coherus”) board of directors. The Company has secured an agreement to perform Phase I through Phase III clinical trial work for certain Coherus “bio-similar” drug compounds. The agreement provides for a minimum fee commitment for clinical trial services and is cancelable without cause by either party upon 30 days prior notice. During the three months ended September 30, 2016 and 2015, the Company recognized service revenue from Coherus of $6.8 million and $5.9 million, respectively, and during the nine months ended September 30, 2016 and 2015, the Company recognized service revenue from Coherus of $18.2 million and $16.8 million, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, respectively, the Company had accounts receivable from

Coherus of $4.4 million and $2.0 million recorded in the condensed consolidated balance sheets, respectively. As of September 30, 2016 and December 31, 2015, respectively, the Company had, from Coherus, $7.6 million and $8.4 million of Advanced billings and $3.8 million and $3.5 million of Pre-funded study costs, in the condensed consolidated balance sheets.

Certain executives and employees of the Company, including the chief executive officer, have equity investments in Xenon, a clinical-stage biopharmaceutical company. In addition, a Medpace employee was a director of Xenon until May 2015. During July 2015 the Company and Xenon entered into an amended MSA agreement for the Company to provide certain clinical development services. The Company recognized service revenue from Xenon of $0.4 million during the three months ended September 30, 2016, and $0.8 million and $0.1 million during the nine months ended September 30, 2016 and 2015, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, respectively, the Company had, from Xenon, $1.7 million and $1.8 million of Advanced billings and $0.3 million and $0.2 million of Pre-funded study costs, in the condensed consolidated balance sheets.

Leased Real Estate

Headquarters Lease

The Company has entered into operating leases for its corporate headquarters and a storage space facility with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the leases. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The lease for storage space was through June 2016 and is currently being leased on a month to month basis. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the properties. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Lease expense recognized for each of the three month periods ended September 30, 2016 and 2015 was $0.5 million, and lease expense recognized for each of the nine month periods ended September 30, 2016 and 2015 was $1.6 million. The lease expense was allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative in the condensed consolidated statements of operations.

Deemed Assets and Deemed Landlord Liabilities

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. In accordance with the accounting guidance related to leases, the Company was deemed in substance to be the owner of the property during the construction phase and at completion. Accordingly, the Company reflected the buildings and related liabilities as deemed assets from landlord building construction in Property and equipment, net, Other current liabilities, and Deemed landlord liabilities, respectively, on the condensed consolidated balance sheets. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The deemed assets are being fully depreciated, on a straight line basis, over the 15-year term of the lease. Deemed landlord liabilities are recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties. Accretion expense is being recorded over the term of the lease as a component of Interest expense, net in the Company’s condensed consolidated statements of operations. The Company paid $0.9 million during the three months ended September 30, 2016 and 2015, respectively, and $2.8 million and $2.5 million during the nine months ended September 30, 2016 and 2015, respectively. The current and long-term portions of the Deemed landlord liability at September 30, 2016 were $1.6 million and $29.0 million, respectively. The current and long-term portions of the Deemed landlord liability at December 31, 2015 were $1.6 million and $30.3 million, respectively. The Company has recognized deemed assets, net of $18.5 million and $19.8 million at September 30, 2016 and December 31, 2015, respectively, in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the senior vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.3 million and $0.2 million during the three months ended September 30, 2016 and 2015, respectively, related to these travel services, and $0.8 million and $0.7 million during the nine months ended September 30, 2016 and 2015, respectively. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” below and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, business strategy, product approvals and plans and our objectives for future operations, are forward looking statements. The words “believe,” “may”, “might”, “will”, “estimate”, “continue”, “anticipate”, “intend”, “seek”, “plan”, “should”, “expect” and similar expressions are intended to identify forward looking statements. Forward looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward looking statements we may make. In light of these risks, uncertainties and assumptions, the forward looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward looking statements. We caution you therefore against relying on these forward looking statements.

Some of the important factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the following:

☐	the potential loss, delay or non-renewal of our contracts, or the non-payment by customers for services we have performed;
☐	the failure to convert backlog to revenue at our historical conversion rate;
☐	fluctuation in our results between fiscal quarters and years;
☐	decreased operating margins due to increased pricing pressure or other pressures;
☐	failure to perform our services in accordance with contractual requirements, government regulations and ethical considerations;
☐	the impact of underpricing our contracts, overrunning our cost estimates or failing to receive approval for or experiencing delays with documentation of change orders;
☐	our failure to successfully execute our growth strategies;
☐	the impact of a failure to retain key personnel or recruit experienced personnel;
☐	the risks associated with our information systems infrastructure;
☐	our failure to manage our growth effectively;
☐	adverse results from customer or therapeutic area concentration;
☐	the risks associated with doing business internationally;
☐	the risks associated with the Foreign Corrupt Practices Act and other anti-corruption laws;
☐	future net losses;
☐	the impact of income tax rate fluctuations on operations, earnings and earnings per share;
☐	the risks associated with our intercompany pricing policies;
☐	our failure to attract suitable investigators and patients to our clinical trials;
☐	the liability risks associated with our research and development services;
☐	the risks related to our Phase I clinical services;
☐	inadequate insurance coverage for our operations and indemnification obligations;
☐	fluctuations in exchange rates;
☐	the risks related to our relationships with existing or potential customers who are in competition with each other;
☐	our failure to successfully integrate potential future acquisitions;
☐	potential impairment of goodwill or other intangible assets;
☐	our limited ability to utilize our net operating loss carryforwards or other tax attributes;
☐	the risks associated with the use and disposal of hazardous substances and waste;
☐	the failure of third parties to provide us critical support services;
☐	our limited ability to protect our intellectual property rights;

☐	the risks associated with potential future investments in our customers’ business or drugs;
☐	the impact of a natural disaster or other catastrophic event;
☐	negative outsourcing trends in the biopharmaceutical industry and a reduction in aggregate expenditures and research and development budgets;
☐	our inability to compete effectively with other CROs;
☐	the impact of healthcare reform;
☐	the impact of recent consolidation in the biopharmaceutical industry;
☐	failure to comply with federal, state and foreign healthcare laws;
☐	the effect of current and proposed laws and regulations regarding the protection of personal data;
☐	our potential involvement in costly intellectual property lawsuits;
☐	actions by regulatory authorities or customers to limit the scope of or withdraw an approved drug, biologic or medical device from the market;
☐	failure to keep pace with rapid technological changes;
☐	the impact of industry-wide reputational harm to CROs;
☐	our ability to fulfill our debt obligations;
☐	the risks associated with incurring additional debt or undertaking additional debt obligations;
☐	the effect of covenant restrictions under our debt agreements on our ability to operate our business;
☐	our inability to generate sufficient cash to service all of our indebtedness;
☐	fluctuations in interest rates; and
☐	our dependence on our lenders, which may not be able to fund borrowings under the credit commitments, and our inability to borrow.

We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” Item 1 of Part II of this Quarterly Report on Form 10-Q.

Business Overview

We are one of the world’s leading clinical contract research organizations, or CROs, by revenue, solely focused on providing scientifically-driven outsourced clinical development services to the biotechnology, pharmaceutical and medical device industries. Our mission is to accelerate the global development of safe and effective medical therapeutics. We differentiate ourselves from our competitors by our disciplined operating model centered on providing full-service Phase I-IV clinical development services and our therapeutic expertise. We believe this combination results in timely and cost-effective delivery of clinical development services for our customers. We believe that we are a partner of choice for small- and mid-sized biopharmaceutical companies based on our ability to consistently utilize our full-service, disciplined operating model to deliver timely and high-quality results for our customers.

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Endocrinology, Central Nervous System (“CNS”), Antiviral and Anti-infective (“AVAI”), as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 2,500 employees across 35 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

How We Generate Revenue

Our revenue consists of net service revenue and reimbursed-out-of-pocket revenue.

Net Service Revenue

We earn customer fees through the performance of services detailed in our customer contracts. Contract scope and pricing is typically based on either a fixed-fee or unit-of-service model and our contracts can range in duration from a few months to several years. These contracts are individually priced and negotiated based on the anticipated project scope, including the complexity of the project and the performance risks inherent in the project. The majority of our contracts are structured with an upfront fee that is collected at the time of contract signing, and the balance of the fee is collected over the duration of the contract either through an arranged billing schedule or upon completion of certain performance targets or defined milestones. This payment structure is standard in the CRO industry.

Net service revenue, which is distinct from billing and cash receipt, is generally recognized based on the proportional performance methodology, which is determined by assessing the proportion of performance completed or delivered to date compared to total specific measures to be delivered or completed under the terms of the contract. The measures utilized to assess performance are specific to the service provided. Net service revenue for unit-of-service contracts is recognized as services are performed or delivered. Cancellation provisions in our contracts allow our customers to terminate a contract either immediately or according to advance notice terms specified within the applicable contract, which is typically 30 days. Contract cancellation may occur for various reasons, including, but not limited to, adverse patient reactions, lack of efficacy, or inadequate patient enrollment. Upon cancellation, we are entitled to fees for services rendered through the date of termination, including payment for subsequent services necessary to conclude the study or close out the contract. These fees are typically subject to negotiation and are realized as net service revenue when collection is reasonably assured. Changes in net service revenue from period to period are driven primarily by new business volume and task order execution activity, project cancellations, and the mix of active studies during a given period that can vary based on therapeutic and or study life cycle stage.

Reimbursed Out-of-Pocket Revenue

Reimbursed out-of-pocket revenue consists primarily of expenses we incur in relation to projects that are reimbursed by our customers with no profit or mark-up. These expenses are defined in our contracts and generally include, but are not limited to, travel, meetings, printing, and shipping and handling fees. Such reimbursements received are included in revenue with the expenditures reflected as a separate component of operating expense. Certain fees paid to investigators and other disbursements in which we act as an agent on behalf of the study sponsor are reflected in the condensed consolidated statements of operations with no resulting effect on our revenue or expenses.

Costs and Expenses

Our costs and expenses are comprised primarily of our direct costs, selling, general and administrative costs, depreciation and amortization and income taxes. In addition, as noted above, we also have reimbursed out-of-pocket expenditures that are directly offset by our reimbursed out-of-pocket revenue.

Direct Costs, Excluding Depreciation and Amortization

Direct costs, excluding depreciation and amortization, are primarily driven by labor and related employee benefits, but also include laboratory supplies and other expenses contributing to service delivery. The other costs of service delivery can include office rent, utilities, supplies and software license expenses, which are allocated between direct costs, excluding depreciation and amortization and selling, general and administrative expenses based on the estimated contribution among service delivery and support function efforts on a percentage basis. Direct costs, excluding depreciation and amortization exclude reimbursed out-of-pocket expenses. Direct costs, excluding depreciation and amortization are expensed as incurred and are not deferred in anticipation of contracts being awarded or finalization of changes in scope. Direct costs, excluding depreciation and amortization as a percentage of net service revenue can vary from period to period due to project labor efficiencies, changes in workforce, compensation/bonus programs and service mix.

Selling, General and Administrative

Selling, general and administrative expenses are primarily driven by compensation and related employee benefits, as well as rent, utilities, supplies, software licenses, professional fees (e.g., legal and accounting expenses), travel, marketing and other operating expenses.

Depreciation

Depreciation is provided on our property and equipment on the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which is three to five years for computer hardware, software, phone, and medical imaging equipment, five to seven years for furniture and fixtures and other equipment, and thirty to forty years for buildings. Leasehold improvements and deemed assets from landlord building construction are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the associated remaining lease term.

Amortization

Amortization relates to finite-lived intangible assets recognized as expense using the straight-line method or using an accelerated method over their estimated useful lives, which range in term from 5 to 15 years.

Income Tax Provision (Benefit)

Income tax provision (benefit) consists of federal, state and local taxes on income in multiple jurisdictions.  Our income tax is impacted by the pre-tax earnings in jurisdictions with varying tax rates and any related tax credits that may be available to us.  Our current and future provision for income taxes will vary from statutory rates due to the impact of valuation allowances in certain countries, income tax incentives, certain non-deductible expenses, and other discrete items.

Key Performance Metrics

To evaluate the performance of our business, we utilize a variety of financial and performance metrics. These key measures include new business awards, cancellations and backlog.

New Business Awards, Cancellations and Backlog

New business awards represent the value of anticipated future net service revenue that has been awarded during the period that is recognized in backlog. This value is recognized upon the signing of a contract or receipt of a written pre-contract confirmation from a customer that confirms an agreement in principle on budget and scope. New business awards also include contract amendments, or changes in scope, where the customer has provided written authorization for changes in budget and scope or has approved us to perform additional work as of the measurement date. Awards may not be recognized as backlog after consideration of a number of factors, including whether (i) the relevant net service revenue is expected only after a pending regulatory hurdle, which might result in cancellation of the study, (ii) the customer funding needed for commencement of the study is not believed to have been secured or (iii) study timelines are uncertain or not well defined. In addition, study amounts that extend beyond a three-year timeline are not included in backlog. The number and amount of new business awards can vary significantly from period to period, and an award’s contractual duration can range from several months to several years based on customer and project specifications.

Cancellations arise in the normal course of business and are reflected when we receive written confirmation from the customer to cease work on a contractual agreement. The majority of our customers can terminate our contracts without cause upon 30 days’ notice. Similar to new business awards, the number and amount of cancellations can vary significantly period over period due to timing of customer correspondence and study-specific circumstances. Total cancellations in a period are offset against gross new business awards received in a period to determine net new business awards in our backlog calculation. Net new business awards were $109.1 million and $101.4 million for the three months ended September 30, 2016 and 2015, respectively. Net new business awards were $327.2 million and $264.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Backlog represents anticipated future net service revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of September 30, 2016, our backlog increased by $59.0 million, or 14.0%, to $480.4 million compared to $421.4 million as of September 30, 2015. Included within backlog as of September 30, 2016 was approximately $275 million to $285 million that we expect to convert to net service revenue over the next twelve months, with the remainder expected to convert to net service revenue thereafter.

The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $0.4 million for the three months ended September 30, 2016; unfavorable foreign currency adjustments of $1.0 million for the nine months ended September 30, 2016; favorable foreign currency adjustments of $1.2 million for the three months ended September 30, 2015; and unfavorable foreign currency adjustments of $1.7 million for the nine months ended September 30, 2015.

Backlog and net new business award metrics may not be reliable indicators of our future period revenue as they are subject to a variety of factors that may cause material fluctuations from period to period. These factors include, but are not limited to, changes in the scope of projects, cancellations, and duration and timing of services provided.

Exchange Rate Fluctuations

The majority of our contracts and operational transactions are U.S. dollar denominated.  The Euro represents the largest foreign currency denomination of our contractual and operational exposure.  As a result, a portion of our revenue and expenses are subject to exchange rate fluctuations. We have translated the Euro into U.S. dollars using the following average exchange rates based on data obtained from www.xe.com:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. Dollars per Euro:	1.12	1.11	1.11	1.11

Results of Operations

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

	Three Months Ended
	September 30,
(Amounts in thousands, except percentages)	2016	2015	Change	% Change
Service revenue, net	$94,812	$81,638	$13,174	16.1%
Reimbursed out-of-pocket revenue	12,987	10,493	2,494	23.8%
Total revenue	107,799	92,131	15,668	17.0%
Direct costs, excluding depreciation and amortization	51,221	41,763	9,458	22.6%
Reimbursed out-of-pocket expenses	12,987	10,493	2,494	23.8%
Selling, general and administrative	16,391	15,295	1,096	7.2%
Depreciation	1,915	1,611	304	18.9%
Amortization	12,668	15,774	(3,106)	(19.7)%
Total operating expenses	95,182	84,936	10,246	12.1%
Income from operations	12,617	7,195	5,422
Miscellaneous (expense) income, net	(378)	50	(428)
Interest expense, net	(4,656)	(6,737)	2,081
Income (loss) before income taxes	7,583	508	7,075
Income tax provision (benefit)	2,547	641	1,906
Net income (loss)	$5,036	$(133)	$5,169

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

	Nine Months Ended
	September 30,
(Amounts in thousands, except percentages)	2016	2015	Change	% Change
Service revenue, net	$275,245	$234,420	$40,825	17.4%
Reimbursed out-of-pocket revenue	38,094	$28,598	9,496	33.2%
Total revenue	313,339	263,018	50,321	19.1%
Direct costs, excluding depreciation and amortization	147,436	119,488	27,948	23.4%
Reimbursed out-of-pocket expenses	38,094	28,598	9,496	33.2%
Selling, general and administrative	44,724	38,743	5,981	15.4%
Depreciation	5,481	4,721	760	16.1%
Amortization	38,004	50,017	(12,013)	(24.0)%
Total operating expenses	273,739	241,567	32,172	13.3%
Income (loss) from operations	39,600	21,451	18,149
Miscellaneous (expense) income, net	(1,319)	(928)	(391)
Interest expense, net	(16,550)	(20,712)	4,162
Income (loss) before income taxes	21,731	(189)	21,920
Income tax provision (benefit)	8,285	(92)	8,377
Net income (loss)	$13,446	$(97)	$13,543

Service revenue, net and Reimbursed out-of-pocket revenue

For the three months ended September 30, 2016 service revenue, net increased by $13.2 million to $94.8 million, from $81.6 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016 service revenue, net increased by $40.8 million to $275.2 million, from $234.4 million for the nine months ended September 30, 2015. These increases were primarily driven by strong activity within the Oncology, AVAI and Cardiovascular therapeutic areas.

Reimbursed out-of-pocket revenue increased by $2.5 million to $13.0 million for the three months ended September 30, 2016, from $10.5 million for the three months ended September 30, 2015.  Reimbursed out-of-pocket revenue increased by $9.5 million to $38.1 million for the nine months ended September 30, 2016, from $28.6 million for the nine months ended September 30, 2015. Reimbursed out-of-pocket revenues can fluctuate significantly from period to period based on the timing of program initiation or closeout, and these changes do not necessarily correlate to changes in net service revenue. The reimbursements were offset by an equal amount of reimbursed out-of-pocket expenses.

Direct costs, excluding depreciation and amortization and Reimbursed out-of-pocket expenses

Our direct costs, excluding depreciation and amortization increased by $9.5 million, to $51.2 million for the three months ended September 30, 2016 from $41.8 million for the three months ended September 30, 2015. Our direct costs, excluding depreciation and amortization increased by $27.9 million, to $147.4 million for the nine months ended September 30, 2016 from $119.5 million for the nine months ended September 30, 2015. The increases were primarily attributed to increases in employee related costs for additional personnel, contracted services and increased laboratory costs, all to support the growth in project activities. The employee related costs portion of direct costs, excluding depreciation and amortization increased by $7.1 million and $19.2 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The contracted services costs increased by $1.7 million and $4.0 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. Laboratory costs were relatively flat for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and increased by $1.4 million for the nine months ended September 30, 2016, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $1.1 million, to $16.4 million for the three months ended September 30, 2016 from $15.3 million for the three months ended September 30, 2015.  Selling, general and administrative expenses increased by $6.0 million, to $44.7 million for the nine months ended September 30, 2016 from $38.7 million for the nine months ended September 30, 2015.  These increases were primarily driven by increases in certain advisory and professional fees related to the IPO, as well as bad debt recoveries and gains on litigation matters in 2015. The three and nine months ended September 30, 2015 each included a $2.0 million bad debt recovery and a $0.9 million gain on litigation from the settlement of an employment matter. The costs for certain advisory and professional fees related to the IPO increased $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. In addition, charitable contributions increased $0.5 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The aforementioned increases were partially offset by a decrease in employee related costs, which decreased $2.2 million and was relatively flat for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease in employee related costs during 2016 was attributed to the impact of $4.3 million related to a one-time stock based compensation award to our chief executive officer and founder during the three and nine months ended September 30, 2015, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.8 million, to $14.6 million for the three months ended September 30, 2016 from $17.4 for the three months ended September 30, 2015. Depreciation and amortization expense decreased by $11.3 million, to $43.5 million for the nine months ended September 30, 2016, from $54.7 million for the nine months ended September 30, 2015. The decreases in depreciation and amortization were primarily related to the continued amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous (expense) income, net

Miscellaneous (expense) income, net increased by $0.4 million to $0.4 million of expense for the three months ended September 30, 2016 from $0.1 million of income for the three months ended September 30, 2015. Miscellaneous (expense) income, net increased by $0.4 million to $1.3 million of expense for the nine months ended September 30, 2016 from $0.9 million of expense for the nine months ended September 30, 2015. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest expense, net

Interest expense, net decreased by $2.1 million to $4.7 million for the three months ended September 30, 2016 from $6.7 million for the three months ended September 30, 2015. Interest expense, net decreased by $4.2 million to $16.6 million for the nine months ended September 30, 2016 from $20.7 million for the nine months ended September 30, 2015. The decreases in interest expense, net were related to the average lower outstanding balance under our Senior Secured Term Loan Facility (as defined below).

Income tax provision (benefit)

Income tax provision (benefit) increased by $1.9 million, to $2.5 million provision for the three months ended September 30, 2016 from $0.6 million provision for the three months ended September 30, 2015. Income tax provision (benefit) increased by $8.4 million, to $8.3 million provision for the nine months ended September 30, 2016 from $0.1 million benefit for the nine months ended September 30, 2015. The overall effective tax rate for the three and nine months ended September 30, 2016 was 33.6% and 38.1%, respectively, compared to an overall effective tax rate of 126.2% and 48.7% for the three and nine months ended September 30, 2015, respectively. The change in effective tax rates and the increase in income tax provision was primarily due to the increases in projected pre-tax book income for the three and nine months ended September 30, 2016 coupled with relatively consistent year over year rate reconciliation drivers.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our Senior Secured Revolving Credit Facility (as defined below). As of September 30, 2016, we had cash and cash equivalents of $18.0 million, including approximately $3.4 million of restricted cash, primarily related to advanced payments received pursuant to certain sponsor contracts. Approximately $9.5 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of September 30, 2016. On April 1, 2014 the Company entered into a credit agreement (the “Senior Secured Credit Agreement”) consisting of a $530 million term loan (“Senior Secured Term Loan Facility”) and a $60 million revolving credit facility (“Senior Secured Revolving Credit Facility” and together with the Senior Secured Term Loan Facility, the “Senior Secured Credit Facilities”). As of September 30, 2016, we had $60.0 million available for borrowing under our Senior Secured Revolving Credit Facility.

On August 16, 2016, the Company completed its IPO of its common stock at a price of $23.00 per share.  We issued and sold 8,050,000 shares of common stock in the IPO.  The IPO raised net proceeds of approximately $173.6 million after deducting underwriting discounts and commissions.  We used the proceeds from our IPO, combined with cash on hand, to repay $175.0 million of outstanding borrowings under our Senior Secured Term Loan Facility. In addition, subsequent to the IPO, we used operating cash flow to pay down an additional $35.0 million on our Senior Secured Term Loan Facility.

Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, payment of debt, selective strategic bolt-on acquisitions, other investments, additional expenses we expect to incur as a public company, and other general corporate needs for the next 12 months and on a longer-term basis. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities.  We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings.  While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises. We believe that our sources of liquidity and capital will be sufficient to finance our cash needs for the next 12 months and on a longer-term basis.  However, we cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Senior Secured Credit Facilities or otherwise, in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all, and any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. See “Risk Factors—Risks Relating to our Indebtedness—We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
Cash Flows (Amounts in thousands)	2016	2015
Net cash provided by operating activities	$62,161	$57,412
Net cash used in investing activities	(7,760)	(4,660)
Net cash used in financing activities	(54,872)	(66,113)
Effect of exchange rates on cash and cash equivalents	227	(292)
Decrease in cash and cash equivalents	$(244)	$(13,653)

Cash Flow from Operating Activities

Cash flows from operations are driven mainly by net income and net movement in accounts receivable and unbilled, net, advanced billings, pre-funded liabilities, accounts payable and accrued expenses. Accounts receivable and unbilled, net, advanced billings and pre-funded liabilities fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.

Net cash flows provided by operating activities was $62.2 million for the nine months ended September 30, 2016 consisting of net income of $13.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $53.2 million, primarily related to amortization of intangibles of $38.0 million, depreciation of $5.5 million and stock based compensation expense of $8.6 million, offset by $0.6 million of benefit from deferred taxes. Changes in operating assets and liabilities used $4.5 million in operating cash flows and was primarily driven by increased accounts receivable and unbilled services, net of $16.6 million, increased prepaid expenses and other current assets of $8.7, offset by increased accrued expenses of $1.3 million primarily related to employee related costs, a decrease in other assets and liabilities, net of $2.4 million, and an increase in advanced billings of $16.6 million.

Net cash flows provided by operating activities was $57.4 million for the nine months ended September 30, 2015 consisting of net loss of $0.1 million. Adjustments to reconcile net income to net cash provided by operating activities were $60.1 million primarily related to amortization of intangibles of $50.0 million, depreciation of $4.7 million and stock based compensation expense of $11.8 million, offset by $8.3 million of benefit from deferred taxes. Changes in operating assets and liabilities used $2.6 million in operating cash flows and was primarily driven by $7.2 million from a decrease in advanced billings and a decrease in other assets and liabilities, net of $4.5 million offset by a decrease in accounts receivable and unbilled services, net of $6.0 million and an increase in pre-funded study costs of $4.4 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $7.8 million for the nine months ended September 30, 2016 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $4.7 million for the nine months ended September 30, 2015 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $54.9 million for the nine months ended September 30, 2016 primarily related to $225.0 million in principal payments on our Senior Secured Term Loan Facility, offset by the IPO proceeds received of $173.6 million. The remaining activity consisted of rental payments on deemed landlord assets and the payment of common stock issuance costs.

Net cash used in financing activities was $66.1 million for the nine months ended September 30, 2015 primarily related to $65.0 million in principal payments on our Senior Secured Term Loan Facility.

Indebtedness

As of September 30, 2016, we had total indebtedness of $165.0 million, substantially all of which was attributed to outstanding borrowings on the Senior Secured Term Loan Facility. There were no outstanding borrowings under the Senior Secured Revolving Credit Facility as of September 30, 2016. In addition, as of September 30, 2016, we had less than $0.1 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Senior Secured Revolving Credit Facility. See Note 7 to our unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for details regarding our Senior Secured Credit Facilities.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.

In the three months ended September 2016, we repaid $210.0 million aggregate principal amount of our Senior Secured Term Loan Facility. Other than the item included above there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission on August 11, 2016 (the “Prospectus”).

As a result of these changes, our long-term debt obligations as of September 30, 2016 were as follows:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$165,000	$-	$-	$-	$165,000
Interest on long-term debt (1)	36,824	2,061	16,351	16,374	2,038
Total	$201,824	$2,061	$16,351	$16,374	$167,038
(1)	Interest payments on long-term debt in the above table are based on interest rates in effect as of September 30, 2016.

Off-Balance Sheet Arrangements

Off balance sheet arrangements refer to any transaction, agreement or other contractual arrangement to which an entity not consolidated under our entity structure exists, where we have an obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such an entity or similar arrangement that serves as credit, liquidity or market risk support for such assets. We have no off balance sheet arrangements currently.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, requires us to make a variety of decisions which affect reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience and other assumptions. Actual results could differ from our estimates. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

There have been no significant changes in the critical accounting policies and estimates as previously described in our Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, inflation, interest rates, and other relevant market rates or prices changes. We are exposed to market risk from changes in foreign currency exchange rates, interest rates, inflation rate and credit risk and we regularly evaluate our exposure to such changes.

Foreign Currency Risk

We have business operations globally, and accordingly, we are exposed to foreign currency fluctuations that can affect our financial results. For the nine months ended September 30, 2016, approximately 9.3% of our revenue was derived from contracts denominated in currencies other than the U.S. dollar, whereas 24.2% of our operational costs, including, but not limited to, salaries, wages and other employee benefits, were derived in foreign currencies. Of these exposures, 91.7% of revenue denominated in foreign currencies and 46.1% of operational costs denominated in foreign currencies were Euro denominated. If the U.S. dollar were to appreciate against all other currencies by a hypothetical average of 10%, our pre-tax income for the nine months ended September 30, 2016 would have been positively impacted by approximately $2.3 million, while a hypothetical depreciation of 10% against all other currencies would result in a negative pre-tax income impact of approximately $2.3 million.

We are also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between contract commencement and cash settlement for services that we provide in relation to the contract. This exposure may affect our contract and operational profitability. To mitigate our foreign currency risk exposure we provide for exchange rate fluctuation adjustments subject to certain thresholds within our foreign currency denominated contracts.

Interest Rates

We are primarily exposed to interest rate risk through our Senior Secured Credit Facilities. As of September 30, 2016 and December 31, 2015, we had outstanding amounts related to the Senior Secured Credit Facilities of $154.6 million (net of an unamortized discount of $1.7 million and unamortized debt issuance costs of $8.7 million) and $377.9 million (net of an unamortized discount of $2.0 million and unamortized debt issuance costs of $10.1 million), respectively, subject to variable interest rates. The applicable LIBOR interest rate, our primary interest rate exposure, for the Senior Secured Credit Facilities is subject to a 1.00% floor. As the applicable LIBOR interest rates as of September 30, 2016 and December 31, 2015 were less than the floor, the applicable interest rates would have had to rise by 47 basis points and 57 basis points, respectively, to impact interest expense. Each quarter point increase in the applicable interest rate above the floor as of September 30, 2016 and December 31, 2015 would have changed our interest expense by approximately $0.7 million and $1.1 million for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, and accounts receivable and unbilled, net. The cash and cash equivalent balances are held and maintained with high-quality financial institutions with reputable credit ratings and, consequently, we believe that such funds are subject to minimal credit risk.

We generally do not require collateral or other securities to support customer receivables. In the nine month periods ended September 30, 2016 and December 31, 2015, credit losses have been immaterial and within our expectations. Moreover, in many cases we require advance payment from our customers for a portion of the study contract price upon the signing of a service contract which helps to mitigate credit risk. As of September 30, 2016 and December 31, 2015, there were no major customers accounting for more than 10% of our accounts receivable and unbilled, net.

Inflation

Our contracts that provide for services to be performed in excess of a year generally include inflation adjustments for the portion of the services to be performed beyond one year from the contract date. We do not have significant operations in countries where the economy is considered highly inflationary, and do not believe in the near term that inflation will have a material adverse impact on us. However, if actual rates are greater than our contractual inflation rates, inflation could have a material adverse effect on our operations or financial condition.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with the other information included in this Quarterly Report on Form 10-Q. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects. In these circumstances, the market price of our common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Relating to Our Business

The potential loss, delay or non-renewal of our contracts, or the non-payment by our customers for services that we have performed, could adversely affect our results.

We experience termination, cancellation and non-renewals of contracts by our customers in the ordinary course of business, and the number and dollar value of cancellations can vary significantly from year to year.

The time between when a clinical trial is awarded and when it goes to contract is typically several months, and prior to a new business award going to contract, our customers can cancel the award without notice. Moreover, once an award goes to contract, most of our customers for clinical trial services can terminate our contracts without cause upon 30 days’ notice. Our customers may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including, but not limited to:

☐	decisions to forego or terminate a particular clinical trial;
☐	lack of available financing, budgetary limits or changing priorities;
☐	actions by regulatory authorities;
☐	changes in law;
☐	production problems resulting in shortages of the drug being tested;
☐	failure of the drug being tested to satisfy safety requirements or efficacy criteria;
☐	unexpected or undesired clinical results;
☐	insufficient investigator recruitment or patient enrollment in a trial;
☐	decisions to downsize product development portfolios;
☐	dissatisfaction with our performance, including the quality of data provided and our ability to meet agreed upon schedules;
☐	shift of business to another CRO or internal resources;
☐	product withdrawal following market launch; or
☐	shut down of our customers’ manufacturing facilities.

As a result, contract terminations, delays and modifications are a regular part of our business. In the event of termination, our contracts often provide for payment to us of fees for services provided up to the point of termination and for close-out activities for winding down the clinical trial, and reimbursement of all non-cancellable expenses. These payments may not be sufficient for us to maintain our profit margins, and termination or non-renewal may result in lower resource utilization rates, including with respect to personnel who we are not able to place on another customer engagement. Historically, cancellations and delays have negatively impacted our operating results.

Clinical trials can be costly and for the year ended December 31, 2015, 55.7% and 29.3% of our net service revenue was derived from small biopharmaceutical companies and mid-sized biopharmaceutical companies, respectively, which may have limited access to capital. In addition, we provide services to our customers before they pay us for some of our services. There is a risk that we may initiate a clinical trial for a customer, and the customer subsequently becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be legally or ethically bound to complete or wind down the trial at our own expense.

Because the contracts included in our backlog are generally terminable without cause, we do not believe that our backlog as of any date is necessarily a meaningful predictor of future results. In addition, we may not realize the full benefits of our backlog of contractually committed services if our customers cancel, delay or reduce their commitments under our contracts with them. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our net service revenue and profitability. In addition, the terminability of our contracts puts increased pressure on our quality control efforts, since not only can our contracts be terminated by customers as a result of poor performance, but any such termination may also affect our ability to obtain future contracts from the customer involved and others.

Our backlog may not convert to net service revenue at our historical conversion rates.

Backlog represents anticipated future net service revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. Our backlog as of September 30, 2016 and September 30, 2015 was approximately $480.4 and $421.4 million, respectively. Once work begins on a project, net service revenue is recognized over the duration of the project. Projects may be terminated or delayed by the customer or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our net service revenue could be adversely affected. Moreover, in the event that a customer cancels a contract, we often would be entitled to receive payment for services provided up to the point of cancellation and for close-out activities for winding down the clinical trial, and reimbursement of all non-cancellable expenses. Typically, however, we have no contractual right to the full amount of the future net service revenue reflected in our backlog in the event of a contract cancellation or subsequent changes in scope that reduce the value of the contract. The duration of the projects included in our backlog, and the related net service revenue recognition, generally range from a few months to several years. Our backlog may not be indicative of our future net service revenue, and we may not realize all of the anticipated future net service revenue reflected in our backlog. A number of factors may affect the realization of our net service revenue from backlog, including:

☐	the size, complexity and duration of the projects;
☐	the cancellation or delay of projects; and
☐	changes in the scope of work during the course of a project.

Fluctuations in our reported backlog levels also result from the fact that we may receive a small number of relatively large projects in any given reporting period that may be included in our backlog. Because of these large projects, our backlog in that reporting period may reach levels that may not be sustained in subsequent reporting periods. Additionally, although an increase in backlog will generally result in an increase in net service revenue over time, an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in net service revenue during any particular period, or at all. The extent to which contracts in backlog will result in net service revenue depends on many factors, including, but not limited to, delivery against project schedules, scope changes, contract terminations and the nature, duration and complexity of the contracts, and can vary significantly over time.

As we increasingly compete for and enter into large contracts that are more global in nature, there can be no assurance about the rate at which our backlog will convert into net service revenue. A decrease in this conversion rate would mean that the rate of net service revenue recognized on contracts may be slower than what we have experienced in the past, which could impact our net service revenue and results of operations on a quarterly and annual basis. The revenue recognition on larger, more global projects could be slower than on smaller, less global projects for a variety of reasons, including, but not limited to, an extended period of negotiation between the time the project is awarded to us and the actual execution of the contract, as well as an increased timeframe for obtaining the necessary regulatory approvals. Additionally, delayed projects will remain in backlog and will not generate revenue at the rate originally expected. Thus, the relationship of backlog to realized revenues is indirect and may vary significantly over time.

Additionally, there has been a recent slowdown in funding in the biotechnology industry. If small and mid-sized biopharmaceutical companies become less able to access capital in the future, we may see a decrease in backlog conversion to net service revenue and net new business awards due to project delays or cancellations. These companies have contributed materially to our historical net service revenue. If they cannot commit the same or a greater level of capital to our services going forward, our results of operations may suffer.

Our operating results have historically fluctuated between fiscal quarters and years and may continue to fluctuate in the future, which may adversely affect the market price of our stock.

Our operating results have fluctuated in previous quarters and years and may continue to vary significantly from quarter to quarter and year to year and are influenced by a variety of factors, such as:

☐

timing of contract amendments for changes in scope that could affect the value of a contract and potentially impact the amount of net new business awards and net service revenue from quarter to quarter;

☐	commencement, completion, execution, postponement or termination of large contracts;
☐	contract terms for the billing and recognition of revenue milestones;
☐	progress of ongoing contracts and retention of customers;
☐	timing of and charges associated with completion of acquisitions and other events;
☐	changes in the mix of services delivered, both in terms of geography and type of services;
☐	customer disputes or other issues that may impact the revenue we are able to recognize or the collectability of our related accounts receivable; and
☐	exchange rate fluctuations.

Our operating results for any particular quarter or year are not necessarily a meaningful indicator of future results and fluctuations in our quarterly or yearly operating results could negatively affect the market price and liquidity of shares of our common stock.

Our operating margins could decrease due to increased pricing pressure or other pressures.

Historically, we have been able to generate the operating margins that we do because of our disciplined, full-service operating model. However, we operate in a highly competitive environment, and, if we experience increased levels of competitive pricing pressure, our operating margins may decrease. In addition, we may adapt our operating model to achieve greater levels of growth or in response to investor demands. Such changes could result in lower operating margins.

If we fail to perform our services in accordance with contractual requirements, government regulations and ethical considerations, we could be subject to significant costs or liability and our reputation could be adversely affected.

We contract with biopharmaceutical companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include monitoring clinical trials, data and laboratory analysis, electronic data capture, patient recruitment and other related services. Such services are complex and subject to contractual requirements, government regulations, and ethical considerations. For example, we are subject to regulation by the Food and Drug Administration, or the FDA, and comparable foreign regulatory authorities relating to our activities in conducting pre-clinical studies and clinical trials. Before clinical trials begin in the United States, a drug is tested in pre-clinical trials that must comply with Good Laboratory Practice and other requirements. An applicant must file an Investigational New Drug Application, or IND, which must become effective before human clinical testing may begin. Further, an independent Institutional Review Board, or IRB, for each medical center proposing to participate in the clinical trial must review and approve the protocol for the clinical trial. Once initiated, clinical trials must be conducted pursuant to and in accordance with the applicable IND conditions, the requirements of the relevant IRBs, the Federal Food, Drug, and Cosmetic Act and its implementing regulations, including Good Clinical Practice, or GCP, and other requirements. We are also subject to regulation by the Drug Enforcement Administration, or DEA, which regulates the distribution, recordkeeping, handling, security, and disposal of controlled substances. If we fail to perform our services in accordance with these requirements, regulatory authorities may take action against us or our customers. Such actions may include injunctions or failure of such regulatory authority to grant marketing approval of our customers’ products, imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in our clinical trials, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Customers may also bring claims against us for breach of our contractual obligations, and patients in the clinical trials and patients taking drugs approved on the basis of those trials may bring personal injury claims against us. Any such action could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.

Such consequences could arise if, among other things, the following occur:

Improper performance of our services. The performance of clinical development services is complex and time-consuming. For example, we may make mistakes in conducting a clinical trial that could negatively impact or obviate the usefulness of results of the trial or cause the results of the trial to be reported improperly. If the trial results are compromised, we could be subject to significant costs or liability, which could have an adverse impact on our ability to perform our services and our reputation would be harmed. As examples:

☐	non-compliance generally could result in the termination of ongoing clinical trials or the disqualification of data for submission to regulatory authorities;
☐

non-compliance could compromise data from a particular trial, such as failure to verify that adequate informed consent was obtained from patients, which could require us to repeat the trial under the terms of our contract at no further cost to our customer, but at a potentially substantial cost to us; and

☐	breach of a contractual term could result in liability for damages or termination of the contract.

The services we provide in connection with large clinical trials can cost tens of millions of dollars, and while we endeavor to contractually limit our exposure to such risks, improper performance of our services could have a material adverse effect on our financial condition, damage our reputation and result in the cancellation of current contracts by the affected customer or other current customers or failure to obtain future contracts from the affected customer or other current or potential customers.

Investigation of customers. From time to time, one or more of our customers are investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials, programs or the marketing and sale of their drugs. In these situations, we have often provided services to our customers with respect to the clinical trials, programs or activities being investigated, and we are called upon to respond to requests for information by the authorities and agencies. There is a risk that either our customers or regulatory authorities could claim that we performed our services improperly or that we are responsible for clinical trial or program compliance. If our customers or regulatory authorities make such claims against us, we could be subject to significant costs in defending our activities and potential damages, fines or penalties. In addition, negative publicity regarding regulatory compliance of our customers’ clinical trials, programs or products could have an adverse effect on our business and reputation.

Insufficient customer funding to complete a clinical trial. As noted above, clinical trials can cost tens of millions of dollars. There is a risk that we may initiate a clinical trial for a customer, and then the customer becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be ethically bound to complete or wind down the trial at our own expense.

Interactive voice/web response service malfunction. We develop and maintain our own, and also use third-parties to run, interactive voice/web response systems. These systems automatically manage the randomization of patients in a given clinical trial to different treatment arms and regulate the supply of investigational drugs. An error in the design, programming or validation of these systems could lead to inappropriate assignment or dosing of patients which could give rise to patient safety issues, invalidation of the trial or liability claims against us. Furthermore, negative publicity associated with such a malfunction could have an adverse effect on our business and reputation. Additionally, errors in randomization may require us to repeat the trial at no further cost to our customer, but at a substantial cost to us.

In addition to the above U.S. laws and regulations, we must comply with the laws of all countries where we do business, including laws governing clinical trials in the jurisdiction where the trials are performed. Failure to comply with applicable requirements could subject us to regulatory risk, liability and potential costs associated with redoing the trials, which could damage our reputation and adversely affect our operating results.

We bear financial risk if we underprice our fixed-fee contracts or overrun cost estimates, and our financial results can also be adversely affected by failure to receive approval for change orders or delays in documenting change orders.

The majority of our Phase I–IV contracts are fixed-fee contracts. We bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates. In addition, contracts with our customers are subject to change orders, which we commonly experience and which occur when the scope of work we perform needs to be modified from that originally contemplated by our contract with the customer. Modifications can occur, for example, when there is a change in a key trial assumption or parameter, a significant change in timing or a change in staffing needs. Furthermore, we may be unable to successfully negotiate changes in scope or change orders on a timely basis or at all, which could require us to incur cost outlays ahead of the receipt of any additional revenue. In addition, under U.S. GAAP, we cannot recognize additional revenue anticipated from change orders until appropriate documentation is received by us from the customer authorizing the change. However, if we incur additional expense in anticipation of receipt of that documentation, we must recognize the expense as incurred. Such underpricing, significant cost overruns or delay in documentation of change orders could have a material adverse effect on our business, results of operations, financial condition or cash flows.

If we are unable to successfully execute our growth strategies, our results of operations or financial condition could be adversely affected.

Our key growth strategies include: continued organic growth, continued maintenance of industry-leading margins (compared to our public competitors), increasing capture of the high-growth clinical development market, deepening existing and developing new relationships with our core customer segment, pursuing selective and complementary bolt-on acquisitions and increasing our capture of the large pharmaceutical company market. Though we will strive to meet these goals, we may not have or adequately build the competencies necessary to achieve our objectives. In addition, we may not receive market acceptance for our services and we may face increased competition. If we are unable to successfully continue our organic growth, continue to maintain our margins, increase our capture of the clinical development market, deepen existing and develop new relationships with our core customer segment, pursue complementary and non-transformative acquisitions or attract additional large pharmaceutical company customers, our future business, reputation, results of operations and financial condition could be adversely affected.

If we lose the services of key personnel or are unable to recruit experienced personnel, our business could be adversely affected.

Our success substantially depends on the collective performance, contributions and expertise of our senior management team, including Dr. August J. Troendle, our Chief Executive Officer and founder, and other key personnel including qualified management, professional, scientific and technical operating staff. There is significant competition for qualified personnel in the biopharmaceutical services industry, particularly for those with higher educational degrees, such as a medical or nursing degree, a Doctor of Philosophy, or Ph.D., or an equivalent degree, and our industry generally tends to experience relatively high levels of employee turnover. If any of our key employees were to join a competitor or to form a competing company, some of our customers might choose to use the services of that competitor or new company instead of our own. Furthermore, customers or other companies seeking to develop in-house capabilities may hire some of our senior management or other key employees. The departure of any key contributor, the payment of increased compensation to attract and retain qualified personnel or our inability to continue to identify, attract and retain qualified personnel or replace any departed personnel in a timely fashion may impact our ability to grow our business and compete effectively in our industry and may negatively affect our business, financial condition, results of operations, cash flows or reputation.

Our business depends on the continued effectiveness and availability of our information systems, including the information systems we use to provide our services to our customers, such as ClinTrak, and failures of these systems may materially limit our operations.

Due to the global nature of our business and our reliance on information systems to provide our services, we intend to increase our use of web-enabled and other integrated information systems in delivering our services. We already provide access to such an information system, ClinTrak, to certain of our customers in connection with the services we provide to them. As the breadth and complexity of our information systems continue to grow, we will increasingly be exposed to the risks inherent in the development, integration and ongoing operation of evolving information systems, including:

☐	disruption, impairment or failure of data centers, telecommunications facilities or other key infrastructure platforms;
☐	security breaches of, cyberattacks on and other failures or malfunctions in our critical application systems or their associated hardware; and
☐	excessive costs, excessive delays or other deficiencies in systems development and deployment.

The materialization of any of these risks may impede the processing of data, the delivery of databases and services and the day-to-day management of our business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. While we have disaster recovery plans in place, they might not adequately protect us in the event of a system failure. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, information system security breaches and similar events at our facilities or at those of our third party provider that backs up our data centers could result in interruptions in the flow of data to our servers and from our servers to our customers. Corruption or loss of data may result in the need to repeat a trial at no cost to the customer, but at significant cost to us, or result in the termination of a contract or damage to our reputation. Moreover, regulatory authorities may impose requirements on the use of electronic records and signatures for regulatory purposes. For example, FDA’s regulations at 21 CFR Part 11 establish the criteria pursuant to which the FDA will consider electronic records and signatures to be trustworthy, reliable, and generally equivalent to paper records and handwritten signatures. Any failures to comply with those regulatory requirements could impact our customers’ ability to rely on the data contained in those electronic records in our systems or result in the FDA’s rejection of the data. Additionally, in order for our information systems to continue to be effective going forward, we periodically need to upgrade our technology systems and increase our capacity to keep pace with technological developments and our growth as a company. Significant delays in system enhancements or inadequate performance of new or upgraded systems once completed could damage our reputation and harm our business. Our operations also may suffer if we are unable to effectively manage the implementation of and adapt to new technology systems. Any such shortcoming may require us to make substantial further investments in our IT platform, which could adversely affect our financial results. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our business. As our business continues to expand globally, these types of risks may be further increased by instability in the geopolitical climate of certain regions, underdeveloped and less stable utilities and communications infrastructure and other local and regional factors. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

Unauthorized disclosure of sensitive or confidential data, whether through system failure or breaches or employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems or those we develop for our customers, whether by our employees or third parties, including a cyberattack by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to adequately cover us against claims related to security breaches, cyberattacks and other related breaches.

Our business could be harmed if we are unable to manage our growth effectively.

We believe that sustained growth places a strain on operational, human and financial resources. To manage our growth, we must continue to improve our operating and administrative systems and to attract and retain qualified management, professional, scientific and technical operating personnel. We believe that maintaining and enhancing both our systems and personnel at reasonable cost are instrumental to our success. We cannot assure you that we will be able to enhance our current technology or obtain new technology that will enable our systems to keep pace with developments and the needs of our customers. The nature and pace of our growth introduces risks associated with quality control and customer dissatisfaction due to delays in performance or other problems. In addition, foreign operations involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel and overcoming language barriers. Failure to manage growth effectively could have a material adverse effect on our business.

Our customer or therapeutic area concentration may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Although we did not have any customer that represented 10% or more of our net service revenue during the nine months ended September 30, 2016 or the year ended December 31, 2015, we derive a significant portion of our revenues from a limited number of large customers. For the nine months ended September 30, 2016, we derived 38.3% and 6.6% of our net service revenue from our top 10 customers and our largest customer, respectively. For the year ended December 31, 2015, we derived 39.9% and 6.9% of our net service revenue from our top 10 customers and our largest customer, respectively. For more information about our largest customer, Coherus, see Note 11 to our unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. In addition, approximately 41.5% and 7.4% of our backlog, as of September 30, 2016, was concentrated among our top 10 customers and our largest customer by backlog concentration, respectively. Moreover, 2.7% of our backlog, as of September 30, 2016, was concentrated with our largest customer by net service revenue. If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. Also, consolidation in our actual or potential customer base results in increased competition for important market segments and fewer available customer accounts.

Additionally, conducting multiple clinical trials for different sponsors in a single therapeutic class, involving similar drugs, biologics or medical devices, may adversely affect our business if some or all of the trials are terminated because of new scientific information or regulatory decisions that affect the products as a class. Moreover, even if these trials are not terminated, they may compete with each other, thereby limiting our potential revenue going forward.

Our business is subject to international economic, political and other risks that could negatively affect our results of operations and financial condition.

We have significant operations in foreign countries, including, but not limited to, countries in Europe, Latin America, Asia, the Middle East and Africa, that may require complex arrangements to deliver services on global contracts for our customers. As of September 30, 2016 and December 31, 2015, approximately 33% and 34% of our workforce was located outside of North America, respectively, and for the nine months ended September 30, 2016 and the year ended December 31, 2015, 9.3% and 8.4% of our revenue was denominated in currencies other than the U.S. dollar, respectively. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

☐

conducting a single trial across multiple countries is complex, and issues in one country, such as a failure to comply with local regulations or restrictions, may affect the progress of the trial in the other countries, for example, by limiting the amount of data necessary for a trial to proceed, resulting in delays or potential cancellation of contracts, which in turn may result in loss of revenue;

☐

the United States or other countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations or tax policies, which could have an adverse effect on our ability to conduct business in or expatriate profits from those countries;

☐

tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation;

☐

certain foreign countries are expanding or may expand their regulatory framework with respect to patient informed consent, protection and compensation in clinical trials, and privacy, which could delay or inhibit our ability to conduct trials in such jurisdictions or which could materially increase the risks associated with performing trials in such jurisdictions;

☐

certain foreign countries are expanding or may expand their banking regulations that govern international currency transactions, particularly cross-border transfers, which may inhibit our ability to transfer funds into or within a jurisdiction, impeding our ability to pay our principal investigators, vendors and employees, thereby impacting our ability to conduct trials in such jurisdictions;

☐	the regulatory or judicial authorities of foreign countries may not enforce legal rights and recognize business procedures in a manner to which we are accustomed or would reasonably expect;
☐	we may have difficulty complying with a variety of laws and regulations in foreign countries, some of which may conflict with laws in the United States;
☐

potential violations of existing or newly adopted local laws or anti-bribery laws, such as the United States Foreign Corrupt Practices Act, or FCPA, and the UK Bribery Act of 2010, may cause a material adverse effect on our business, financial condition, results of operations, cash flows or reputation;

☐	changes in political and economic conditions, including inflation, may lead to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;
☐	foreign governments may enact currency exchange controls that may limit the ability to fund our operations or significantly increase the cost of maintaining operations;

☐	customers in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in foreign jurisdictions; and
☐	natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of trial materials or results.

These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our customers. Furthermore, our ability to deal with these issues could be affected by applicable U.S. laws and the need to protect our assets. In addition, we may be more susceptible to these risks as we enter and continue to target growth in emerging countries and regions, including Asia, Eastern Europe and Latin America, which may be subject to a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced. The materialization of any such risks could have an adverse impact on our financial condition, results of operations, cash flows or reputation.

Due to the global nature of our business, we may be exposed to liabilities under the Foreign Corrupt Practices Act and various other anti-corruption laws, and any allegation or determination that we violated these laws could have a material adverse effect on our business.

We are required to comply with the FCPA, UK Bribery Act of 2010 and other U.S. and foreign anti-corruption laws, which prohibit companies from engaging in bribery including corruptly or improperly offering, promising, or providing money or anything else of value to foreign officials and certain other recipients. In addition, the FCPA imposes certain books, records and accounting control obligations on public companies and other issuers. We operate in parts of the world in which corruption can be common and compliance with anti-bribery laws may conflict with local customs and practices. Our global operations face the risk of unauthorized payments or offers being made by employees, consultants, sales agents and other business partners outside of our control or without our authorization. It is our policy to implement safeguards (including mandatory training) to prohibit these practices by our employees and business partners with respect to our operations. However, irrespective of these safeguards, or as a result of monitoring compliance with such safeguards, it is possible that we or certain other parties may discover or receive information at some point that certain employees, consultants, sales agents, or other business partners may have engaged in corrupt conduct for which we might be held responsible. Violations of the FCPA or other foreign anti-corruption laws may result in restatements of, or irregularities in, our financial statements as well as severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In some cases, companies that violate the FCPA may be debarred by the U.S. government and/or lose their U.S. export privileges. Changes in anti-corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect our business, financial condition and results of operations. In addition, the U.S. or other governments may seek to hold us liable for successor liability FCPA violations or violations of other anti-corruption laws committed by companies in which we invest or that we acquired or will acquire.

In the past, we have had net losses and we may report net losses in the future, which could negatively impact our ability to achieve or sustain profitability.

In the past, we have had net losses and we cannot assure you that we will achieve or sustain profitability on a quarterly or annual basis in the future. For the nine months ended September 30, 2016 and the year ended December 31, 2015, our net income (loss) was $13.4 million, and $(8.7) million, respectively. If we cannot reach or maintain profitability, the value of our stock price may be impacted.

Our effective income tax rate may fluctuate, which may adversely affect our operations, earnings and earnings per share.

Our effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. The global nature of our business increases our tax risks. In addition, for various reasons, revenue authorities in many of the jurisdictions in which we operate are known to have become more active in their tax collection activities. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have an adverse effect on our net income and earnings per share. The application of tax laws in various taxing jurisdictions, including the United States, is subject to interpretation, and tax authorities in various jurisdictions may have diverging and sometimes conflicting interpretations of the application of tax laws. Changes in tax laws or tax rulings, in the United States or other tax jurisdictions in which we operate, could materially impact our effective tax rate.

Factors that may affect our effective income tax rate include, but are not limited to:

☐	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no income tax benefit can be recognized;
☐	actual and projected full year pre-tax income, including differences between actual and anticipated income before taxes in various jurisdictions;
☐	changes in tax laws, or in the interpretation or application of tax laws, in various taxing jurisdictions;
☐	audits or other challenges by taxing authorities;

☐

the establishment of valuation allowances against a portion or all of certain deferred income tax assets if we determined that it is more likely than not that future income tax benefits will not be realized; and

☐	changes in the relative mix and size of clinical trials and staffing levels in various tax jurisdictions.

These changes may cause fluctuations in our effective income tax rate that could adversely affect our results of operations and cause fluctuations in our earnings and earnings per share.

Governmental authorities may question our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between the parent and subsidiaries. Tax authorities in the United States and in foreign markets closely monitor our corporate structure and how we account for intercompany fund transfers. If tax authorities challenge our corporate structure, transfer pricing mechanisms or intercompany transfers, our operations may be negatively impacted and our effective tax rate may increase. Tax rates vary from country to country and if regulators determine that our profits in one jurisdiction should be increased, we might not be able to fully utilize all foreign tax credits that are generated, which would increase our effective tax rate. Additionally, the Organization for Economic Cooperation and Development, or OECD, has issued certain proposed guidelines regarding base erosion and profit sharing. Once these guidelines are formally adopted by the OECD, it is possible that separate taxing jurisdictions may also adopt some form of these guidelines. In such case, we may need to change our approach to intercompany transfer pricing in order to maintain compliance under the new rules. Our effective tax rate may increase or decrease depending on the current location of global operations at the time of the change. Finally, we might not always be in compliance with all applicable customs, exchange control, Value Added Tax and transfer pricing laws despite our efforts to be aware of and to comply with such laws. In such case, we may need to adjust our operating procedures and our business could be adversely affected.

If we are unable to recruit suitable investigators and enroll patients for our customers’ clinical trials, our clinical development business may suffer.

The recruitment of investigators and patients for clinical trials is essential to our business. Investigators are typically located at hospitals, clinics or other sites and supervise the administration of the investigational drug, biologic or device to patients during the course of a clinical trial. Patients typically include people from the communities in which the clinical trials are conducted. Our clinical development business could be adversely affected if we are unable to attract suitable and willing investigators or patients for clinical trials on a consistent basis. For example, if we are unable to engage investigators to conduct clinical trials as planned or enroll sufficient patients in clinical trials, we may need to expend additional funds to obtain access to resources or else be compelled to delay or modify the clinical trial plans, which may result in additional costs to us. These considerations might result in our being unable to successfully achieve our projected development timelines, or potentially even lead to the termination of ongoing clinical trials or development of a product.

Our research and development services could subject us to potential liability that may adversely affect our results of operations and financial condition.

Our business involves the testing of new drugs, biologics and medical devices on patients in clinical trials. Our involvement in the clinical trial and development process creates a risk of liability for personal injury to or death of patients, particularly for those with life-threatening illnesses, resulting from adverse reactions to the products administered during testing or after regulatory approval. For example, we may be sued in the future by individuals alleging personal injury due to their participation in clinical trials and seeking damages from us under a variety of legal theories. If we are required to pay damages or incur defense costs in connection with any personal injury claim that is outside the scope of indemnification agreements we have with our customers, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable indemnification limits or available insurance coverage, our business, financial condition, results of operations, cash flows or reputation could be materially and adversely affected. We might also not be able to obtain adequate insurance or indemnification for these types of risks at reasonable rates in the future.

We also contract with institutions and physicians to serve as investigators in conducting clinical trials. Investigators are typically located at hospitals, clinics or other sites and supervise the administration of the investigational products to patients during the course of a clinical trial. If the investigators or study staff commit errors or make omissions during a clinical trial that result in harm to trial patients, or patients suffer harm with a delayed onset after a clinical trial is completed and the product has obtained regulatory approval, claims for personal injury or products liability damages may result. Additionally, if the investigators engage in fraudulent or negligent behavior, trial data may be compromised, which may require us to repeat the clinical trial or subject us to liability or regulatory action. We do not believe we are legally responsible for the medical care rendered by such third party investigators, and we would vigorously defend any claims brought against us. However, it is possible we could be found liable for claims with respect to the actions of third party investigators and the institutions at which clinical trials may be conducted.

Some of our services involve direct interaction with clinical trial patients and operation of a Phase I clinical facility, which could create potential liability that may adversely affect our results of operations and financial condition.

We operate a facility where Phase I clinical trials are conducted, which ordinarily involve testing an investigational drug, biologic or medical device on a limited number of individuals to evaluate its safety, determine a safe dosage range and identify side effects. Failure to operate such a facility and clinical trials in accordance with FDA, DEA and other applicable regulations could result in disruptions to our operations. Additionally, we face risks associated with adverse events resulting from the administration of such drugs, biologics and medical devices and the professional malpractice of medical care providers. We also directly employ nurses and other trained employees who assist in implementing the testing involved in our clinical trials, such as drawing blood from subjects. Any professional malpractice or negligence by such investigators, nurses or other employees could potentially result in liability to us in the event of personal injury to or death of a subject in clinical trials. This liability, particularly if it were to exceed the limits of any indemnification agreements and insurance coverage we may have, may adversely affect our financial condition, results of operations and reputation.

Our insurance may not cover all of our indemnification obligations and other liabilities associated with our operations.

We maintain insurance designed to provide coverage for ordinary risks associated with our operations and our ordinary indemnification obligations, which we believe to be customary for our industry. The coverage provided by such insurance may not be adequate for all claims we may make or may be contested by our insurance carriers. If our insurance is not adequate or available to pay liabilities associated with our operations, or if we are unable to purchase adequate insurance at reasonable rates in the future, our business, financial condition, results of operations or cash flows may be materially adversely impacted.

Exchange rate fluctuations may have a material adverse effect on our business, financial condition, results of operations or cash flows.

For the nine months ended September 30, 2016 and the year ended December 31, 2015, approximately 9.3% and 8.4% of our revenue was denominated in currencies other than U.S. dollars, respectively, and 24.2% and 24.9% of our operational costs, including, but not limited to, salaries, wages and other employee benefits were denominated in foreign currencies, respectively. Of these exposures, 91.7% and 94.9% of our revenue denominated in foreign currencies, respectively, and 46.1% and 46.8% of our operational costs denominated in foreign currencies, respectively, were Euro denominated. Because a large portion of our net service revenue and expenses are denominated in currencies other than the U.S. dollar and our financial statements are reported in U.S. dollars, changes in foreign currency exchange rates could significantly affect our financial condition, results of operations and cash flows.

The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into U.S. dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. We earn revenue from our service contracts over a period of several months and, in some cases, over several years. Accordingly, exchange rate fluctuations during such periods may affect our profitability with respect to such contracts.

Additionally, the majority of our global contracts are denominated in U.S. dollars or Euros, while the currency used to fund our operating costs in foreign countries is denominated in various different currencies. Fluctuations in the exchange rates of the currencies we use to contract with our customers and the currencies in which we incur cost to complete those contracts can have a significant impact on our results of operations.

We may limit these risks through exchange rate fluctuation provisions stated in our service contracts. We have not, however, mitigated all of our foreign currency transaction risk, and we may experience fluctuations in financial results from our operations outside the United States and foreign currency transaction risk associated with our service contracts.

Our relationships with existing or potential customers who are in competition with each other may adversely impact the degree to which other customers or potential customers use our services, which may adversely affect our results of operations.

The biopharmaceutical industry is highly competitive, with companies each seeking to persuade payors, providers and patients that their drug therapies are more cost-effective than competing therapies marketed or being developed by competing firms. In addition to the adverse competitive interests that biopharmaceutical companies have with each other, these companies also have adverse interests with respect to drug selection, coverage and reimbursement with other participants in the healthcare industry, including payors and providers. Biopharmaceutical companies also compete to be first to the market with new drug therapies. We regularly provide services to biopharmaceutical companies who compete with each other, and we sometimes provide services to such customers regarding competing drugs in development. Our existing or future relationships with our biopharmaceutical customers may deter other biopharmaceutical customers from using our services or, in certain instances, may result in our customers seeking to place limits on our ability to serve their competitors and other industry participants. In addition, our further expansion into the broader healthcare market may adversely impact our relationships with biopharmaceutical customers, and such customers may elect not to use our services, reduce the scope of services that we provide to them or seek to place restrictions on our ability to serve customers in the broader healthcare market with interests that are adverse to theirs. Any loss of customers or reductions in the level of revenues from a customer could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to successfully integrate potential future acquisitions, our business, financial condition, results of operations and cash flows could be adversely affected.

We anticipate that a portion of our future growth may come from targeted acquisitions to expand our current capabilities and service offerings. The success of any acquisition will depend upon, among other things, our ability to effectively integrate acquired personnel, operations, products and technologies into our business and to retain the key personnel and customers of our acquired businesses. In addition, we may be unable to identify suitable acquisition opportunities or obtain any necessary financing on commercially acceptable terms. We may also spend time and money investigating and negotiating with potential acquisition targets but not complete the transaction. Any acquisition could involve other risks, including, among others, the assumption of additional liabilities and expenses, difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits, issuances of potentially dilutive securities or interest-bearing debt, loss of key employees of the acquired companies, transaction expenses, diversion of management’s attention from other business concerns and, with respect to the acquisition of international companies, the inability to overcome differences in international business practices, language and customs. Our failure to successfully integrate potential future acquisitions could have an adverse effect on our business, financial condition, results of operations and cash flows.

We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

Our balance sheet reflects goodwill and intangibles assets of $661.0 million and $148.7 million, respectively, as of September 30, 2016. Collectively, goodwill and intangibles assets represented 82.9% of our total assets as of September 30, 2016. Our goodwill was recorded in connection with Cinven’s acquisition of us in 2014. In accordance with U.S. GAAP, goodwill and indefinite lived intangible assets are not amortized, but are subject to a periodic impairment evaluation. We assess the realizability of our indefinite lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future discounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of our businesses. The carrying amount of the goodwill could be impaired if there is a downturn in our business or our industry or other factors that affect the fair value of our business, in which case a charge to earnings would become necessary. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets. For example, in conjunction with the 2015 fourth quarter annual assessment of goodwill, we determined that goodwill related to our Clinics reporting unit was impaired and we recognized an impairment charge of $9.3 million, which represented 100% of the goodwill that had been allocated to this reporting unit. Such impairment charges in the future could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our ability to utilize our net operating loss carryforwards or certain other tax attributes may be limited.

Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change, by value, in the aggregate stock ownership of certain shareholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards to offset its future taxable income and other pre-change tax attributes may be limited. We have experienced at least one ownership change in the past. We may experience additional ownership changes in the future. In addition, future changes in our stock ownership (including future sales by Cinven) could result in additional ownership changes. Any such ownership changes could limit our ability to use our net operating loss carryforwards to offset any future taxable income and other tax attributes. State and foreign tax laws may also impose limitations on our ability to utilize net operating loss carryforwards and other tax attributes.

Our operations involve the use and disposal of hazardous substances and waste which can give rise to liability that could adversely impact our financial condition.

We conduct activities that have involved, and may continue to involve, the controlled use of hazardous materials and the creation of hazardous substances, including medical waste and other highly regulated substances. As a result, our operations pose the risk of accidental contamination or injury caused by the release of these materials and/or the creation of hazardous substances, including medical waste and other highly regulated substances. In the event of such an accident, we could be held liable for damages and cleanup costs which, to the extent not covered by existing insurance or indemnification, could harm our business. In addition, other adverse effects could result from such liability, including reputational damage resulting in the loss of additional business from certain customers.

The failure of third parties to provide us critical support services could materially adversely affect our business, financial condition, results of operations, cash flows or reputation.

We depend on third parties for support services vital to our business. Such support services include, but are not limited to, laboratory services, third-party transportation and travel providers, technology providers, freight forwarders and customs brokers, drug depots and distribution centers, suppliers or contract manufacturers of drugs for patients participating in clinical trials and providers of licensing agreements, maintenance contracts or other services. In addition, we also rely on third-party CROs and other contract clinical personnel for clinical services either in regions where we have limited resources, or in cases where demand cannot be met by our internal staff. The failure of any of these third parties to adequately provide us critical support services could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.

We have only a limited ability to protect our intellectual property rights, and these rights are important to our success.

Our success depends, in part, upon our ability to develop, use and protect our proprietary methodologies, analytics, systems, technologies and other intellectual property. Existing laws of the various countries in which we provide services or solutions offer only limited protection of our intellectual property rights, and the protection in some countries may be very limited. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure, invention assignment and other contractual arrangements, and copyright, trademark and trade secret laws, to protect our intellectual property rights. These laws are subject to change at any time and certain agreements may not be fully enforceable, which could further restrict our ability to protect our innovations. Our intellectual property rights may not prevent competitors from independently developing services similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we may not be successful in enforcing our rights.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union, or the EU, in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the EU, including with respect to the laws and regulations that will apply as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

Potential future investments in our customers’ businesses or products could have a negative impact on our financial results.

We have in the past and may in the future enter into arrangements with our customers or other drug, biologic or medical device companies in which we take on payment risk by making strategic investments in our customers or other drug companies, providing flexible payment terms or fee financing to customers or other companies, or entering into other risk sharing arrangements on trial execution. Our financial results would be adversely affected if the amount realized from any such risk sharing arrangement was less than the value of our services under the contract related to such arrangement.

Our operations might be affected by the occurrence of a natural disaster or other catastrophic event.

We depend on our customers, investigators, laboratories and other facilities for the continued operation of our business. Although we have contingency plans in place for natural disasters or other catastrophic events, these events, including terrorist attacks, pandemic flu, hurricanes, floods and ice and snow storms, could nevertheless disrupt our operations or those of our customers, investigators and collaboration partners, which could also affect us. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us or our customers, investigators or collaboration partners could have a significant negative impact on our operations and financial performance.

Risks Relating to Our Industry

Outsourcing trends in the biopharmaceutical industry and changes in aggregate expenditures and R&D budgets could adversely affect our operating results and growth rate.

Our revenues depend on the level of research and development (“R&D”) expenditures, size of the drug development pipelines and outsourcing trends of the biopharmaceutical industry, including the amount of such R&D expenditures that is outsourced and subject to competitive bidding among CROs. Accordingly, economic factors and industry trends that affect biopharmaceutical companies affect our business. For example, if biopharmaceutical companies become less able to access capital in the future, they may commit less capital to our services going forward. Also, biopharmaceutical companies continue to seek long-term strategic collaborations with global CROs with favorable pricing terms. Many of our competitors seek out these collaborations, while we generally do not. If our competitors can successfully enter into these collaborations, it may reduce the share of the biopharmaceutical outsourcing business that we might otherwise be positioned to capture.

In addition, if the biopharmaceutical industry reduces its outsourcing of clinical trials or such outsourcing fails to grow at projected or expected rates, or at all, our business, financial condition, results of operations and cash flows could be materially and adversely affected. We may also be negatively impacted by consolidation and other factors in the biopharmaceutical industry, which may slow decision making by our customers, result in the delay or cancellation of existing projects, cause reductions in overall R&D expenditures or lead to increased pricing pressures. Further, in the event that one of our customers combines with a company that is using the services of one of our competitors, the combined company could decide to use the services of that competitor or another provider. All of these events could adversely affect our business, financial condition, cash flows or results of operations.

We face intense competition in many areas of our business and, if we do not compete effectively, our business may be harmed.

The CRO industry is highly competitive. We often compete for business with other CROs as well as internal development departments at some of our customers, some of which could be considered large CROs in their own right. We also compete with universities and teaching hospitals. Some of these competitors have greater financial resources and a wider range of service offerings over a greater geographic area than we do. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a handful of full-service companies with global capabilities similar to ours. Increased competition has led to price and other forms of competition, such as acceptance of less favorable contract terms, which could adversely affect our operating results. In recent years, our industry has experienced consolidation. This trend is likely to produce more competition from the resulting larger companies. Further, certain of our key competitors are private and, therefore, they do not contend with the cost pressures of being a public company. We compete with both large CROs and mid-sized CROs, and have increasingly faced more competition from larger CROs. Our ability to continue to grow and perform effectively will directly impact our success against our competitors. In addition, there are few barriers to entry for smaller specialized companies considering entering the industry. Because of their size and focus, small CROs might compete effectively against larger companies such as us, especially in lower cost geographic areas, which could have a material adverse effect on our business.

We may be affected by healthcare reform and potential additional regulatory reforms, which may adversely impact the biopharmaceutical industry or otherwise reduce the need for our services or negatively impact our profitability.

Numerous government bodies are considering or have adopted various healthcare reforms and may undertake, or are in the process of undertaking, efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and biopharmaceutical companies, including many of our customers. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, was signed into law, which, among other things, expanded, over time, health insurance coverage, imposed health industry cost containment measures, enhanced remedies against healthcare fraud and abuse, added new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on pharmaceutical and medical device manufacturers, added new requirements for certain applicable drug and device manufacturers to disclose payments to physicians, including principal investigators, and imposed additional health policy reforms, any of which may significantly impact the biopharmaceutical industry. We are uncertain as to the full effects of these reforms on our business and are unable to predict what legislative proposals, if any, will be adopted in the future. If regulatory cost containment efforts limit the profitability of new drugs, our customers may reduce their R&D expenditures, which could reduce the business they outsource to us. Similarly, if regulatory requirements for product testing are relaxed or harmonized across jurisdictions, or simplified drug approval procedures are adopted, the demand for our services could decrease.

Government bodies may also adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, product safety concerns and recommendations by the Drug Safety Oversight Board could change the regulatory environment for drug products, and new or heightened regulatory requirements may increase our expenses or limit our ability to offer some of our services. Additionally, new or heightened regulatory requirements may have a negative impact on the ability of our customers to conduct industry sponsored clinical trials, which could reduce the need for our services.

Recent consolidation in the biopharmaceutical industry could lead to a reduction in our revenues.

The biopharmaceutical industry is currently undergoing a period of increased merger activity. Several large biopharmaceutical companies have recently completed mergers and acquisitions that will consolidate the outsourcing trends and R&D expenditures into fewer companies, and many larger and medium sized biopharmaceutical companies have been acquiring smaller biopharmaceutical companies. As a result of this and future consolidations, our customer diversity may decrease and our business may be adversely affected.

If we fail to comply with federal, state and foreign healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

Even though we do not order healthcare services or bill directly to Medicare, Medicaid or other third party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse are applicable to our business. We could be subject to healthcare fraud and abuse laws of both the federal government and the states in which we conduct our business. Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results.

Current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings.

The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country in which the personal data was collected or used. For example, U.S. federal regulations under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, including the Privacy and Security Rules, or collectively, HIPAA, generally require individuals’ written authorization, in addition to any required informed consent, before protected health information may be used for research and such regulations specify standards for de-identifications and for limited data sets. We may also be subject to applicable state privacy and security laws and regulations in states in which we operate. Two of our subsidiaries, Medpace Clinical Pharmacology, LLC and C-MARC, LLC, are covered entities under HIPAA. Further, because of amendments to the HIPAA Privacy and Security Rules that were promulgated on January 25, 2013, known as the Omnibus Final Rule, service providers to covered entities under HIPAA, known as business associates, are now directly subject to HIPAA. There are some instances where we may be a HIPAA “business associate” of a “covered entity,” meaning that we may be directly liable for any breaches of protected health information and other HIPAA violations. We are also liable contractually under any business associate agreements we have signed with covered entities. If we are determined to be a business associate, we would be subject to HIPAA’s enforcement scheme, which, as amended, can result in up to $1.5 million in annual civil penalties for each HIPAA violation. A single breach incident can result in multiple violations of the HIPAA standards, meaning that penalties could be in excess of $1.5 million. In addition, the Federal Civil Penalties Inflation Adjustment Improvement Act of 2015 required all federal agencies to adjust their civil monetary penalties to inflation, no later than August 1, 2016. As a result, the minimum annual penalties for each HIPPA violation which occurs later than February 17, 2009 are now $1.7 million.

HIPAA also authorizes state attorneys general to file suit on behalf of their residents for violations. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to file suit against us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of protected health information. In addition, HIPAA mandates that the Secretary of the U.S. Department of Health and Human Services conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance with the HIPAA privacy and security standards, and Phase 2 of these audits, focusing on business associates has begun.

In the EU, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to export of such data out of the EU. Such data export rules are constantly changing, for example, following a decision of the European Court of Justice in October 2015, transferring personal data to U.S. companies like us that had certified as a member of the EU-U.S. Safe Harbor Scheme was declared invalid and the other methods to permit transfer are now under review. In July 2016, the European Commission approved the EU-U.S. Privacy Shield, which replaces the U.S. Safe Harbor Scheme. The United States, the EU and its member states, and other countries where we have operations, such as Singapore and Russia, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Failure to comply with certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy regulations and rules in various jurisdictions, or to resolve any serious privacy or security complaints, could subject us to regulatory sanctions, criminal prosecution or civil liability. Federal, state and foreign governments may propose or have adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation or regulation de-identified health or other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, if we violate applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm. The laws in the EU are under reform and from early 2018 onwards, we will be subject to the requirements of the General Data Protection Regulation, or GDPR, because we are processing data in the EU. The GDPR increases the deadline for data breach notifications, imposes additional obligations when we process personal data on behalf of our customers, including in relation to security measures, and increases administrative burdens on companies processing personal data. If we do not comply with our obligations under the GDPR we could be exposed to significant fines of up to 20 million EUR or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher.

The biopharmaceutical industry has a history of patent and other intellectual property litigation, and we might be involved in costly intellectual property lawsuits.

The biopharmaceutical industry has a history of intellectual property litigation, and these lawsuits will likely continue in the future. Accordingly, even without wrongdoing on our part, we may face patent infringement suits by companies that have patents for similar business processes or other suits alleging infringement of their intellectual property rights. Legal proceedings relating to intellectual property could be expensive, take significant time and divert management’s attention from other business concerns, regardless of the outcome of the litigation. If we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, and we could be required to stop the infringing activity or obtain a license to use technology on unfavorable terms. Further, our customers could be similarly exposed to intellectual property suits and the resulting economic and operational strain defending such claims could negatively impact such customers’ ability to fund or continue ongoing clinical trials on which we are working.

Actions by regulatory authorities or customers to limit the scope of or withdraw an approved drug, biologic or medical device from the market could result in a loss of revenue.

Government regulators have the authority, after approving a drug, biologic or medical device, to limit its indication for use by requiring additional labeled warnings or to withdraw the product’s approval for its approved indication based on safety or other concerns. Similarly, customers may act to voluntarily limit the availability of approved products or withdraw them from the market after we begin our work. If we are providing services to customers for products that are limited in availability or withdrawn, we may be required to narrow the scope of or terminate our services with respect to such products, which would prevent us from earning the full amount of net service revenue anticipated under the related service contracts.

If we do not keep pace with rapid technological changes, our services may become less competitive or obsolete.

The biopharmaceutical industry generally, and drug development and clinical research more specifically, are subject to rapid technological changes. Our current competitors or other businesses might develop technologies or services that are more effective or commercially attractive than, or render obsolete, our current or future technologies and services. If our competitors introduce superior technologies or services and if we cannot make enhancements to remain competitive, our competitive position would be harmed. If we are unable to compete successfully, we may lose customers or be unable to attract new customers, which could lead to a decrease in our revenue and have a material adverse effect on our financial condition.

Circumstances beyond our control could cause the CRO industry to suffer reputational or other harm that could result in an industry-wide reduction in demand for CRO services, which could harm our business.

Demand for our services may be affected by perceptions of our customers regarding the CRO industry as a whole. For example, other CROs could engage in conduct that could render our customers less willing to do business with us or any CRO. Likewise, a widely reported injury to clinical trial participants could result in negative perceptions of clinical trial activity, thereby adversely impacting our industry. One or more CROs could engage in or fail to detect malfeasance, such as inadequately monitoring sites, producing inaccurate databases or analysis, falsifying patient records, and performing incomplete lab work, or take other actions that would reduce the confidence of our customers in the CRO industry. As a result, the willingness of biopharmaceutical companies to outsource R&D services to CROs could diminish and our business could thus be harmed materially by events outside our control.

Risks Relating to Our Indebtedness

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations and may otherwise restrict our activities.

Our Senior Secured Credit Facilities consist of a $60.0 million Senior Secured Revolving Credit Facility maturing in April 2019 and a $530.0 million Senior Secured Term Loan Facility maturing in April 2021. As of September 30, 2016, we had approximately $165.0 million of outstanding indebtedness under our Senior Secured Term Loan Facility and no borrowings outstanding under our Senior

Secured Revolving Credit Facility. In addition, we had up to $60.0 million of additional borrowing capacity available under our Senior Secured Revolving Credit Facility. Our substantial indebtedness could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to our Senior Secured Credit Facilities. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We might not be able to influence any of these alternatives on satisfactory terms or at all. Our substantial indebtedness could also:

☐	increase our vulnerability to adverse general economic, industry or competitive developments;
☐

require us to dedicate a more substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions, capital expenditures, and other general corporate purposes;

☐	limit our ability to make required payments under our existing contractual commitments, including our existing long-term indebtedness;
☐	limit our ability to fund a change of control offer;
☐	require us to sell certain assets;
☐	restrict us from making strategic investments, including acquisitions or cause us to make non-strategic divestitures;
☐	limit our flexibility in planning for, or reacting to, changes in market conditions, our business and the industry in which we operate;
☐	place us at a competitive disadvantage compared to our competitors that have less debt;
☐	cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;
☐	increase our exposure to rising interest rates because a portion of our borrowings is at variable interest rates; and
☐	limit our ability to borrow additional funds or to borrow on terms that are satisfactory to us.

For more information about our indebtedness, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness” and Note 7 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Despite our current level of indebtedness, we may incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks to our financial condition.

Although the credit agreement governing the Senior Secured Credit Facilities contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could increase. To the extent new debt is added to our current debt levels, the risks to our financial condition would increase.

While the credit agreement governing the Senior Secured Credit Facilities also contains restrictions on our ability to make loans and investments, these restrictions are subject to a number of qualifications and exceptions, and the investments incurred in compliance with these restrictions could be substantial.

Covenant restrictions under our Senior Secured Credit Facilities may limit our ability to operate our business.

The agreement governing our Senior Secured Credit Facilities contains covenants that may restrict our ability to, among other things:

☐	create, incur or assume any lien upon any of our property, assets or revenue;
☐	make or hold certain investments;
☐	incur or assume any indebtedness;
☐	merge, dissolve, liquidate or consolidate with or into another person;
☐	make certain dispositions of property or other assets (including sale leaseback transactions);
☐	declare or make certain restricted payments, including dividends;
☐	enter into certain transactions with affiliates;
☐	prepay subordinated debt;
☐	enter into burdensome agreements;
☐	engage in any material line of business substantially different from our currently conducted business; or
☐	change our fiscal year.

In addition, if we have drawn greater than 30% of the commitments under the Senior Secured Revolving Credit Facility as of the last date of any quarter, then we are required to report compliance with a financial covenant that is tested at the end of such quarter. This financial covenant requires us to maintain a funded first lien net debt to consolidated EBITDA leverage ratio of less than or equal to 7.50:1.00. As of September 30, 2016, we maintained a net debt to consolidated EBITDA leverage ratio, as defined under the Senior Secured Credit Facilities, of 1.20:1.00. As of September 30, 2016, we were in compliance with all covenants under our Senior Secured Credit Agreement.

Although the covenants in our Senior Secured Credit Facilities are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, in certain circumstances, our long-term debt requires us to maintain a specified financial ratio and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants could result in a default under our Senior Secured Credit Facilities. If an event of default under our Senior Secured Credit Facilities occurs, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such case, we might not have sufficient funds to repay all the outstanding amounts. In addition, our Senior Secured Credit Facilities are secured by first priority security interests on substantially all of our assets, including the capital stock of certain of our subsidiaries. If an event of default under our Senior Secured Credit Facilities occurs, the lenders thereunder could exercise their rights under the related security documents. Any acceleration of amounts due under the Senior Secured Credit Facilities or the substantial exercise by the lenders of their rights under the security documents would likely have a material adverse effect on us.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things:

☐

our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

☐	the future availability of borrowings under our Senior Secured Credit Facilities, which depends on, among other things, our complying with the covenants in those facilities.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Senior Secured Credit Facilities or otherwise, in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all, and any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

Interest rate fluctuations may affect our results of operations and financial condition.

Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. As a result, we may incur higher interest costs if interest rates increase. These higher interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could negatively impact our business.

During periods of volatile credit markets, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to, extending credit up to the maximum permitted by a credit facility. If our lenders are unable to fund borrowings under their revolving credit commitments or we are unable to borrow (such as having insufficient capacity under our borrowing base), it could be difficult in such environments to obtain sufficient liquidity to meet our operational needs.

Risks Relating to Ownership of Our Common Stock

Cinven and our Chief Executive Officer and founder collectively control a substantial majority of our outstanding common stock and their interests may be different from or conflict with those of our other shareholders.

As of September 30, 2016, Cinven owned approximately 56.5% of the outstanding shares of our common stock and Dr. August J. Troendle, our Chief Executive Officer and founder, through his direct ownership of 1,221,416 shares of our common stock and his beneficial ownership of 9,210,118 shares of our common stock held by MPI, controls approximately 25.6% of the outstanding shares of our common stock. Additionally, upon a distribution of our common stock held by MPI, our Chief Executive Officer would receive approximately 73% of such shares. Accordingly, both Cinven and Dr. Troendle will be able to exert a significant degree of influence or actual control over our management and affairs and will control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including:

☐	subject to the Voting Agreement (as defined below), the election and removal of directors and the size of our board of directors, or the Board;
☐	any amendment of our articles of incorporation or bylaws; or
☐	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.

Moreover, Cinven’s and Dr. Troendle’s share ownership may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning shares of a company with controlling shareholders. In addition, Cinven is in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Cinven may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue, and as a result, the interests of Cinven may not coincide and may even conflict with the interests of our other shareholders.

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. Our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.

Substantially concurrently with the closing of the IPO, Cinven and Dr. August J. Troendle, our Chief Executive Officer and founder, entered into a voting agreement, or the Voting Agreement. Pursuant to the terms of the Voting Agreement, for so long as Cinven and Dr. Troendle collectively hold at least 40% of our outstanding voting shares, or the Voting Agreement is otherwise terminated in accordance with its terms, Cinven will agree to vote its shares of our common stock in favor of the election of Dr. Troendle to our Board (so long as Dr. Troendle remains our Chief Executive Officer) upon his nomination by our Board and Dr. Troendle will agree to vote his shares of our common stock in favor of the election of the directors affiliated with Cinven upon their nomination by our Board; provided, that in the event that Cinven holds less than (a) 40% but greater than or equal to 25% of our voting shares then outstanding, Dr. Troendle shall be required to vote for two directors affiliated with Cinven, after giving effect to the directors then sitting on the Board, (b) 25% but greater than or equal to 10% of our voting shares then outstanding, Dr. Troendle shall be required to vote for one director affiliated with Cinven, after giving effect to the directors then sitting on the Board and (c) 10% of our voting shares then outstanding, Dr. Troendle shall not be required to vote for any directors affiliated with Cinven.

Because of the Voting Agreement and the aggregate voting power of Cinven and Dr. Troendle, we are considered a “controlled company” within the meaning of the corporate governance standards of NASDAQ. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:

☐	we have a Board that is composed of a majority of “independent directors,” as defined under the rules of such exchange;
☐	we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
☐

director nominations be made, or recommended to the full Board, by our independent directors or by a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

After we cease to be a “controlled company,” we will be required to comply with the above-referenced requirements within one year.

We currently do not have a nominating and corporate governance committee. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of NASDAQ. Cinven and Dr. Troendle, however, are not subject to any contractual obligation to retain their controlling interest, except that they have agreed, subject to certain exceptions, not to sell or otherwise dispose of any shares of our common stock or other capital stock or other securities exercisable or convertible therefor for a period of at least 180 days after August 10, 2016 without the prior written consent of Jefferies LLC. Except for this brief period, there can be no assurance as to the period of time during which Cinven and Dr. Troendle will maintain their ownership of our common stock. As a result, there can be no assurance as to the period of time during which we will be able to avail ourselves of the controlled company exemptions.

Upon the sale of a sufficient number of shares by Cinven or Dr. Troendle, we will no longer be a controlled company, and we may have difficulties complying with the NASDAQ rules listed above. We intend to comply with these NASDAQ rules if we cease to be a controlled company. However, there can be no assurance that we will be able to comply with such rules during the phase-in period for compliance.

Our anti-takeover provisions could prevent or delay a change in control of our company, even if such change in control would be beneficial to our shareholders.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our shareholders. These provisions include:

☐	authorizing the issuance of “blank check” preferred stock that could be issued by our Board to increase the number of outstanding shares and thwart a takeover attempt;
☐	establishing a classified Board so that not all members of our Board are elected at one time;
☐	the removal of directors only for cause;
☐	prohibiting the use of cumulative voting for the election of directors;
☐	limiting the ability of shareholders to call special meetings or amend our bylaws;
☐	requiring all shareholder actions to be taken at a meeting of our shareholders and not by written consent; and
☐	establishing advance notice and duration of ownership requirements for nominations for election to the Board or for proposing matters that can be acted upon by shareholders at shareholder meetings.

These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.

In addition, the Delaware General Corporation Law, or the DGCL, to which we are subject, prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any shareholder or group of shareholders who owns at least 15% of our common stock for three years following their becoming the owner of 15% of our common stock.

Cinven and our non-employee directors may acquire interests and positions that could present potential conflicts with our and our shareholders’ interests.

Cinven and our non-employee directors make investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cinven and our non-employee directors may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities might not be available to us. Our organizational documents contain provisions renouncing any interest or expectancy held by Cinven or by our non-employee directors in corporate opportunities. Accordingly, the interests of Cinven and our non-employee directors may supersede ours, causing Cinven or its affiliates or our non-employee directors and their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of Cinven or our non-employee directors and inaction on our part could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Full-time investment professionals of Cinven occupy three seats on our Board. Because Cinven could invest in entities that directly or indirectly compete with us, when conflicts arise between the interests of Cinven and the interests of our shareholders, these directors may not be disinterested.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock.

The provision of our amended and restated certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or the bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are now required to comply with the rules of the U.S. Securities and Exchange Commission, or the SEC, implementing Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. Additionally, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a newly public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that will cause us to be out of compliance with the requirements of Section 404. If we are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by NASDAQ, the SEC or other regulatory authorities, which could require additional financial and management resources.

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a publicly traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we were not required to incur in the recent past. Further, these costs may increase after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, compliance with new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Customer Protection Act, or the Dodd-Frank Act, and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, and the rules and regulations of the SEC, has increased and will continue to increase our legal and financial compliance costs and make some activities more difficult, time-consuming or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly and current reports with respect to our business and operating results. Being a public company and being subject to new rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to continue to obtain coverage. As such, we expect to continue to incur additional annual expenses of $3.0 million to $4.0 million related to operating as a public company. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified members of our Board and adversely affect our operating margins.

Furthermore, the need to continue to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

Our operating results and share price may be volatile, and the market price of our common stock may drop.

Our quarterly operating results have fluctuated, and are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of shares of our common stock to wide price fluctuations regardless of our operating performance. The public market for our common stock is new and the trading price of shares of our common stock may fluctuate in response to various factors, including:

☐	market conditions in the broader stock market or in the healthcare sector;
☐	developments affecting biopharmaceutical companies generally or biopharmaceutical research and development outsourcing;
☐	actual or anticipated fluctuations in our quarterly financial and operating results;
☐	introduction of new products or services by us or our competitors;
☐	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
☐	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industries;
☐	strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;
☐	changes in accounting standards, policies, guidance, interpretations or principles;
☐	issuance of new or changed securities analysts’ reports or recommendations or termination of coverage of our common stock by securities analysts;
☐	sales, or anticipated sales, of large blocks of our stock;
☐	the granting or exercise of employee stock options;
☐	volume of trading in our common stock;
☐	additions or departures of key personnel;
☐	regulatory or political developments;
☐	litigation and governmental investigations;
☐	changing economic conditions;
☐	defaults on our indebtedness;
☐	exchange rate fluctuations; and
☐	the other factors listed in this “Risk Factors” section.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for shares of our common stock to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of shares of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of September 30, 2016, we had 40,716,410 shares of outstanding common stock. Outstanding shares of our common stock are freely tradable without restriction under the Securities Act, except as described in the next paragraph with respect to the lock-up arrangements and for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be or are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

In connection with the IPO, we and each of our directors, executive officers and holders of substantially all of our outstanding common stock and options prior to the IPO agreed with the underwriters, subject to certain exceptions, not to sell or otherwise dispose of any shares of our common stock or other capital stock or other securities exercisable or convertible therefor for a period of at least 180 days after August 10, 2016 without the prior written consent of Jefferies LLC, which acted as a representative of the underwriters in the IPO. All of the shares of our common stock outstanding may be sold in the public market by existing shareholders following the expiration of the lock-up period, subject to applicable limitations imposed under federal securities laws.

We are also party to a registration rights agreement, or the Registration Rights Agreement, pursuant to which the shares of common stock held by Cinven and Dr. August J. Troendle, our Chief Executive Officer and founder, are eligible for resale, subject to certain limitations set forth therein.

In connection with the IPO, we filed a registration statement on Form S-8 under the Securities Act to register all shares of common stock issued or issuable under the 2016 Incentive Award Plan, which became effective upon filing. Accordingly, shares registered under such registration statement will be available for sale in the open market following the expiration of the applicable lock-up period. The registration statement on Form S-8 covers 6,000,000 shares of our common stock.

As restrictions on resale expire or as shares are registered, our share price could drop significantly if the holders of these restricted or newly registered shares sell them or are perceived by the market as intending to sell them. These sales might also make it more difficult for us to sell securities in the future at a time and at a price that we deem appropriate.

In the future, we may also issue additional securities if we need to raise capital or make acquisitions, which could constitute a material portion of our then-outstanding shares of common stock.

Because we have no current plans to pay regular cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We do not anticipate paying any regular cash dividends on our common stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may continue to be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our existing Senior Secured Credit Facilities. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.

We have no direct operations and no significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in our Senior Secured Credit Facilities and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our results of operations do not meet their expectations, our share price and trading volume could decline.

The trading market for shares of our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

☐

be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

☐	be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Act;
☐

be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act; and

☐

be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on the financial statements.

We currently take advantage of each of the exemptions described above. In connection with our IPO, we irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. We could be an emerging growth company up to the last day of the fiscal year following the fifth anniversary of the completion of our IPO. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Recent Sales of Unregistered Securities

On July 1, 2016, an employee exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 7,407 shares of our common stock at a price of $14.40 per share for an aggregate purchase price of approximately $106,700.

On July 8, 2016, an employee exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,333 shares of our common stock at a price of $14.40 per share for an aggregate purchase price of approximately $19,200.

On September 1, 2016, an employee exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 11,111 shares of our common stock at a price of $14.40 per share for an aggregate purchase price of approximately $161,000.

On September 8, 2016, an employee exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 4,444 shares of our common stock at a price of $14.40 per share for an aggregate purchase price of approximately $64,000.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds from Registered Securities

On August 16, 2016 we completed our IPO of our common stock. The shares sold in the offering were registered under the Securities Act pursuant to the registration statements on Form S-1 (File No. – 333-212236), as amended, which was declared effective by the Securities and Exchange Commission on August 10, 2016. We issued and sold 8,050,000 shares of common stock, including 1,050,000 common shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price of $23.00 per share for an aggregate offering price of $185.2 million. The Company raised from the IPO net proceeds of approximately $173.6 million, after deducting underwriting discounts and commissions of approximately $11.6 million. No offering expenses were paid or are payable, directly or indirectly, to any of our officers, directors or their associates, to any person owning 10% or more of any class of our equity securities or to any of our affiliates.

Jefferies LLC and Credit Suisse Securities (USA) LLC acted as joint lead book-running managers and as representatives of the underwriters for the IPO. The offering commenced on August 10, 2016 and did not terminate before all of the securities registered in the Registration Statement were sold.

As contemplated in the Prospectus, the net proceeds from the IPO, along with cash on hand, were used to repay $175.0 million of outstanding borrowings under the Senior Secured Term Loan Facility. No payments from the net proceeds were made, directly or indirectly, to any of our officers, directors, or their associates, to any person owning 10% or more of any class of our equity securities or to any of our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

/s/ Jesse J. Geiger
Jesse J. Geiger
Chief Financial Officer, and Chief Operating Officer, Laboratory Operations (Authorized Officer and Principal Financial Officer)

Date: November 3, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Medpace Holdings, Inc.	8-K	001-37856	3.1	8/16/16

3.2	Amended and Restated Bylaws of Medpace Holdings, Inc.	8-K	001-37856	3.2	8/16/16

4.1	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-212236	4.1	7/26/16

4.2	Voting Agreement					*

10.1	Medpace Holdings, Inc. 2016 Incentive Award Plan					*

10.2	Medpace Holdings, Inc. 2016 Senior Executive Incentive Bonus Plan					*

10.3	Registration Rights Agreement					*

10.4	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Award Grant Notice	S-1/A	333-212236	10.13	8/1/16

10.5	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement	S-1/A	333-212236	10.14	8/1/16

10.6	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-1/A	333-212236	10.15	8/1/16

10.7	Medpace Holdings, Inc. 2016 Incentive Award Plan Sub-Plan for UK Participants	S-1/A	333-212236	10.16	8/1/16

10.8	Medpace Holdings, Inc. Non-Employee Director Compensation Policy	S-1	333-212236	10.17	6/24/16

10.9	Amended and Restated Employment Agreement, by and between Medpace Holdings, Inc. and Dr. August J. Troendle	S-1/A	333-212236	10.18	7/26/16

10.10	Medpace Holdings, Inc. 2016 Incentive Award Plan UK Company Share Option Plan (CSOP) Sub-Plan	S-1/A	333-212236	10.19	8/1/16

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer	**

32.2	Section 1350 Certification of Chief Financial Officer	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation	*

*	Filed herewith.

**	Furnished herewith.