Form 10-K
period 2016-12-31
Medpace Holdings, Inc.
filed 2017-02-28
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(513) 579-9911

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐  No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐  No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	40,728,022 shares outstanding as of February 24, 2017

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2017 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2016

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, including statements regarding our results of operations; financial position and performance; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations, are forward looking statements. The words “believe,” “may”, “might”, “will”, “estimate”, “continue”, “anticipate”, “intend”, “seek”, “plan”, “should”, “expect” and similar expressions are intended to identify forward looking statements. Forward looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward looking statements we may make. In light of these risks, uncertainties and assumptions, the forward looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward looking statements. We caution you therefore against relying on these forward looking statements.  Some of the important factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other important factors included in “Item 1A Risk Factors” of Part I of this Annual Report on Form 10-K.  We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of Part I of this Annual Report on Form 10-K.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

We use our website (www.medpace.com) and our corporate Facebook, YouTube, LinkedIn, Vimeo, Instagram and Twitter accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission, or SEC, filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

TRADEMARKS

We own or have the rights to use various trademarks referred to in this Annual Report on Form 10-K, including, among others, Medpace and ClinTrak and their respective logos. Solely for convenience, we may refer to trademarks in this Annual Report on Form 10-K without the TM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

MARKET AND INDUSTRY INFORMATION

Market data used throughout this Annual Report on Form 10-K is based on management’s knowledge of the industry and the good faith estimates of management. All of management’s estimates presented herein are based on industry sources, including analyst reports and management’s knowledge. We also relied, to the extent available, upon management’s review of independent industry surveys and publications prepared by a number of sources and other publicly available information. We are responsible for all of the disclosure in this Annual Report on Form 10-K and while we believe that each of the publications, studies and surveys used throughout this Annual Report on Form 10-K are prepared by reputable sources, we have not independently verified market and industry data from third-party sources.

All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe the estimated market position, market opportunity and market size information included in this Annual Report on Form 10-K is generally reliable, such information, which in part is derived from management’s estimates and beliefs, is inherently uncertain and imprecise and has not been verified by any independent source. Projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A Risk Factors” of Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in our estimates and beliefs and in the estimates prepared by independent parties. See “Forward Looking Statements” above.

GLOSSARY

We define the terms below that appear throughout this report as follows:

“Large pharmaceutical companies.” Large pharmaceutical companies represent the top 20 pharmaceutical companies by worldwide prescription drug sales in the year ended December 31, 2014 as classified by Evaluate Ltd in EvaluatePharma© World Preview 2015 Outlook to 2020, an industry report.

“Mid-sized biopharmaceutical companies.” Mid-sized biopharmaceutical companies represent biopharmaceutical companies with at least $250 million in sales in the year ended December 31, 2014, based on publicly available data and management’s knowledge, that are not classified as a top 20 pharmaceutical company by Evaluate Ltd in EvaluatePharma© World Preview 2015 Outlook to 2020, an industry report.

“Phase I.” Phase I trials are typically conducted in healthy individuals or, on occasion, in patients, and typically involve 20 to 80 subjects and range from a few months to several years. These trials are designed to establish the basic safety, dose tolerance, absorption, metabolism, distribution and excretion of the clinical product candidate, the side effects associated with increasing doses, and if possible, early evidence of effectiveness. If the trial establishes the basic safety and metabolism of the clinical product candidate, Phase II trials are generally initiated.

“Phase II.” Phase II trials are conducted in a limited population of patients with the disease or condition that the clinical product candidate is intended to treat. These trials typically test a few hundred patients and last on average 12 to 18 months. Phase II trials are typically designed to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the clinical product candidate for specific targeted diseases or conditions, and to determine dose tolerance, optimal dosage and dosing schedule. Phase II trials are sometimes divided into two phases: Phase IIa trials typically evaluate the dose response of the clinical product candidate and Phase IIb trials typically evaluate the efficacy of the clinical product candidate at the prescribed doses. If the Phase II trials indicate that the clinical product candidate may be safe and effective, Phase III trials are generally initiated.

“Phase III.” Phase III trials evaluate the clinical product candidate in significantly larger and more diverse patient populations than Phase I and II trials and are conducted at multiple, geographically dispersed sites. On average, this phase lasts from one to three years. Depending on the size and complexity, Phase III CRO contracts may include multiple sequential trials. During this phase, the clinical product candidate’s overall benefit/risk ratio and the basis for product approval are established. If the clinical product candidate successfully completes Phase III, then the sponsor may submit a New Drug Application, or NDA, or Biologics License Application for approval by the United

States Food and Drug Administration, or FDA, or a similar marketing authorization application for approval by non-U.S. regulatory agencies.

“Phase IV.” Phase IV or “post-approval” trials are intended to monitor the drug’s long-term risks and benefits, to analyze different dosage levels, to evaluate different safety and efficacy parameters in target populations or to substantiate marketing claims. Phase IV trials typically enroll thousands of patients and last from six months to several years. The FDA may require Phase IV testing and surveillance programs to monitor the effect of approved drugs which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of post-marketing programs.

“Small biopharmaceutical companies.” Small biopharmaceutical companies represent biopharmaceutical companies that have less than $250 million in sales in the year ended December 31, 2014, based on publicly available data and management’s knowledge.

Throughout this Annual Report on Form 10-K, we present financial information for two periods, Predecessor and Successor. The financial information for the years ended December 31, 2016 and 2015 and the period from April 1 through December 31, 2014 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The period from April 1 through December 31, 2014 is referenced herein as the “Successor Period ended December 31, 2014.” The financial information for the period from January 1 through March 31, 2014 is referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The period from January 1 through March 31, 2014 is referenced herein as the “Predecessor Period ended March 31, 2014.” For more information about Successor and Predecessor, see Note 2 “Change in Control” to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Part I

Item 1. Business

Overview

We are one of the world’s leading clinical contract research organizations, or CROs, by revenue, solely focused on providing scientifically-driven outsourced clinical development services to the biotechnology, pharmaceutical and medical device industries. Our mission is to accelerate the global development of safe and effective medical therapeutics. We differentiate ourselves from our competitors by our disciplined operating model centered on providing full-service Phase I-IV clinical development services and our therapeutic expertise. We believe this combination results in timely and cost-effective delivery of clinical development services for our customers. We believe that we are a partner of choice for small and mid-sized biopharmaceutical companies based on our ability to consistently utilize our full-service, disciplined operating model to deliver timely and high-quality results for our customers. Accordingly, we believe we are well positioned to continue to expand our market share and sustain margins in the growing Phase I-IV CRO market.

We were founded in 1992 by Dr. August J. Troendle, an industry pioneer, as a Phase II-IV focused CRO with a strong, scientifically-driven and disciplined operating model, and we continue today as a founder-led enterprise with Dr. Troendle retaining a significant ownership stake in Medpace. Throughout our 25-year history, we have grown almost exclusively organically, with our core founding members having been integrally involved in developing and instilling our differentiated culture and operating philosophy across our company. We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Endocrinology, Central Nervous System, or CNS, and Antiviral and Anti-infective, AVAI, as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 2,500 employees across 35 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

Our singular focus on executing our disciplined, full-service operating model is a core tenet of our differentiated approach. Our operating model entails partnering with our customers from the beginning of the clinical trial process and holistically navigating all subsequent components of the process. This approach differs from other leading CROs that provide functional or partial outsourcing services as a core component of their business. We believe our full-service approach allows us to deliver timely and high-quality results for our customers. By clearly communicating and aligning our expectations with those of our customers at the beginning of an engagement, we develop a trusted relationship where our customers typically grant us greater control over the clinical trial process. This results in greater accountability on our part and, we believe, more consistent delivery of our services. We believe our partnering approach, coupled with our full-service, scientifically-driven model, ensures efficient and high-quality trial execution, limits changes in the scope of trials and enables timely completion of trials.

We focus on providing clinical development solutions primarily to companies that recognize the benefits of utilizing our full-service outsourcing model. We believe our model is particularly attractive to small and mid-sized biopharmaceutical companies, which seek specialized capabilities and infrastructure required for complex and global clinical trials, including therapeutic expertise, insightful protocol design, project feasibility assessment and timely and high-quality trial execution. We expect that outsourced development expenditures for small and mid-sized biopharmaceutical companies will continue to outpace outsourced development expenditures for the broader biopharmaceutical market. We believe we can expand our market share with this customer segment given our continued strategic focus and the attractiveness of our model to these companies. Furthermore, as the clinical development and regulatory processes grow increasingly more global and complex, we believe large pharmaceutical companies will increasingly recognize the benefits of our disciplined, full-service operating model. For the Successor year ended December 31, 2016, we generated 64.8%, 23.0% and 12.2% of our net service revenue from small biopharmaceutical companies, mid-sized biopharmaceutical companies and large pharmaceutical companies, respectively.

Our Market

Clinical Development Process

Before a new drug can be commercialized, it often must undergo extensive pre-clinical and clinical testing and regulatory review to verify safety and efficacy. CROs provide a comprehensive range of product development services for Phase I-IV clinical trials. These clinical trials are separated into distinct phases in order to thoroughly evaluate the product. Pharmaceutical Research and Manufacturers of America, 2015 Biopharmaceutical Research Industry Profile, a trade group publication, indicates that from drug discovery through approval by the United States Food and Drug Administration, or FDA, developing a new medicine takes at least 10 years and costs approximately $2.6 billion.

The following graphic, based on data presented in the Pharmaceutical Research and Manufacturers of America, 2013 Biopharmaceutical Research Industry Profile and 2015 Biopharmaceutical Research Industry Profile, industry trade group publications, illustrates the various stages and typical timeline of the clinical development process:

Stages of Clinical Development

Pharmaceutical and biotechnology companies outsource product development services to CROs in order to efficiently and cost-effectively manage the clinical development process and obtain regulatory approval and reach the market in as timely a manner as possible. Historically, outsourcing was driven primarily by the need for pharmaceutical and biotechnology companies to reduce cost and maintain focus on core competencies, or to provide services or capabilities that these companies did not have internally. In recent years, the role of a CRO has evolved and CROs are now increasingly an integral component of the product development process, providing their customers with regulatory and therapeutic expertise, complex clinical trial design, broader geographic coverage, access to diverse population pools and consistent and reliable data systems and procedures.

CRO Market Size

We estimate, based on industry sources, including analyst reports and management’s knowledge, that total global biopharmaceutical clinical development expenditures were approximately $100 billion in 2014. We further estimate, based on these industry sources, that the portion of these expenditures attributable to Phase I-IV clinical development services was $44 billion, of which we estimate $23 billion was outsourced. In addition, based on these industry sources, we estimate the CRO market will experience a CAGR of approximately 6% from 2014 through 2019, growing to approximately $31 billion in 2019, as a result of increasing biopharmaceutical clinical development expenditures combined with increased outsourcing penetration.

CRO Market Trends

Increasing Development Expenditures. We estimate that biopharmaceutical development expenditures will grow from approximately $100 billion in 2014 to approximately $114 billion in 2019, representing a CAGR of approximately 3%. We believe that the growth in development expenditures is primarily attributed to the heightened pace of biopharmaceutical innovation, pressure on companies to replenish pipelines with new therapies, the favorable regulatory environment and the significant amount of capital raised by biotechnology and pharmaceutical companies during the last several years. There were 13,718 drugs in the development pipeline in January 2016, as identified by Citeline Pharma’s R&D Annual Review 2016, an industry publication, which was an increase of approximately 41% compared to the 9,737 that were in development in 2010. In line with the significant capital raised by biotechnology and pharmaceutical companies, based upon financial data available from FactSet Research Systems Inc., a provider of financial information, as of September 30, 2015, the companies comprising the NASDAQ Biotechnology Index, or NBI, had approximately $109.3 billion in cash available to support ongoing clinical development. This figure represents a 24.7% increase above the cash balance of approximately $87.6 billion held by the companies comprising the NBI as of December 31, 2014, and a 111.5% increase above the cash balance of approximately $51.7 billion held by companies comprising the NBI as of December 31, 2010.

Increasing Outsourcing Penetration. Outsourcing penetration is the percentage of biopharmaceutical clinical development costs that are outsourced to CROs. We estimate, based on industry sources, including analyst reports and management’s knowledge, that approximately 52% of Phase I-IV clinical development expenditures were outsourced in 2014. Driven by increased clinical trial complexity, the need for regulatory and therapeutic expertise and global access to patient populations, we expect outsourcing penetration will reach approximately 62% in 2019.

Pressures Facing Biopharmaceutical Industry. The biopharmaceutical industry continues to experience significant challenges, including regulatory and pricing pressures resulting from healthcare reform, intensifying generic competition, pipeline failures and the need for continued innovation. In order to combat these challenges and maintain revenue growth and operating margins, biopharmaceutical companies increasingly seek clinical expertise and seek to outsource clinical services to CROs to accelerate clinical development and maximize commercialization success.

Increasing Clinical Trial Complexity. Clinical trial design and structure have become increasingly complex based on regulatory agency sophistication, more complicated protocols and a growing focus by biopharmaceutical companies on developing new cutting-edge drug therapies. For example, based on the data available in the FDA’s Orphan Drug Product designation database, the number of orphan drug designations granted increased by nearly 75% from 190 in 2012 to 333 in 2016. This growing complexity brings new challenges in study feasibility, site selection, patient recruitment and retention due to the rarity of orphan diseases, which globally may only have hundreds or thousands of patients. Additionally, measures of clinical trial complexity significantly increased over the last decade, with the mean number of procedures per protocol increasing by 68% as indicated by the Tufts Center for the Study of Drug Development, an independent non-profit research group. We believe full-service CROs with noted therapeutic leadership, full-service clinical operations, a proprietary technology platform, strategic regulatory guidance and integrated laboratories are well suited to successfully support these types of studies.

Small and Mid-Sized Biopharmaceutical Segment

We believe small and mid-sized biopharmaceutical companies are important to the continued growth of the CRO industry. These companies are primary centers of innovation, developing new, cutting-edge therapies for niche or previously untreatable diseases, which frequently require sophisticated clinical trials. These companies have limited ability to conduct global clinical trials independently, and as a result, they typically seek a strategic partner that can provide the therapeutic experience and infrastructure required to deliver timely completion of complex, global clinical trials. We estimate, based on industry sources, including analyst reports and management’s knowledge, that outsourced development expenditures for these companies will grow at a CAGR of 10% from 2014 to 2019, outpacing the estimated overall biopharmaceutical market CAGR of 6%. In 2014, we estimate, based on industry sources, including analyst reports and management’s knowledge, that small and mid-sized biopharmaceutical companies outsourced approximately 69% of their development expenditures, representing an estimated addressable CRO market of approximately $7 billion, which we estimate, based on these same sources, will increase to approximately 76%, representing an estimated addressable CRO market of approximately $11 billion in 2019.

Biopharmaceutical companies have a variety of options for raising money to support the funding of their drug development, including raising private equity, raising public equity and partnering with large biopharmaceutical companies to jointly develop drug candidates. Many of these companies are well-funded, having raised approximately $232 billion of capital in the aggregate, including funding from investments from corporate partners, in 2014 and 2015, representing a 110% increase over the approximately $110 billion raised in 2012 and 2013, as identified by BioWorld, a biopharmaceutical news source. We believe the level of capital raised for small and mid-sized biopharmaceutical companies over the last few years is sufficient to fund significant clinical trial activity for these companies going forward. We believe that companies that are progressing with good results through a clinical trial will be able to continue to fund those clinical trials with available cash and will have additional avenues to fund these programs as necessary, including partnerships with large biopharmaceutical companies.

Our Competitive Strengths

We believe we are well positioned to capitalize on positive trends in the CRO industry based on our key competitive strengths set forth below:

Disciplined and Integrated Full-Service Model. Since our founding in 1992, we have focused on building and executing our disciplined, full-service operating model to provide clinical development services to the biotechnology and pharmaceutical industries. At the center of our differentiated operating model is our full-service focused, end-to-end approach to delivering clinical development services. We partner with customers from the beginning of the clinical trial process and holistically navigate all subsequent components of the process. While many CROs engage in functional or partial outsourcing services as a significant component of their business model, we take a disciplined approach and do not typically provide such piecemeal services. We believe that a full-service approach delivers greater efficiency, better quality and, ultimately, higher value for our customers.

In executing our operating model, we have demonstrated durable success across multiple therapeutic areas. We embed therapeutic leads, each of whom holds a Doctor of Philosophy, or Ph.D., a Doctor of Medicine, or M.D., or other doctorate level degrees into every aspect of the project, and our customers rely on this expertise throughout the entire clinical process. By clearly communicating and aligning our expectations with those of our customers at the beginning of an engagement, we tend to develop a close working relationship that is built on a level of trust that results in us being granted greater control over the clinical trial process. We have developed and consistently utilize effective standard operating procedures, or SOPs, that we believe result in high-quality and timely clinical development outcomes for our customers. Our operating model utilizes our proprietary ClinTrak clinical trial management software, or ClinTrak, which is customized and streamlined to our SOPs. We house our key decision-makers, our internally-developed technology and our corporate infrastructure in our corporate headquarters in Cincinnati, Ohio. This centralization allows us to maintain highly integrated, standardized and flexible operations, while preserving our operating philosophy and extending our global reach, resulting in a disciplined business model and attractive financial performance.

High-Science Approach with Deep Therapeutic Expertise. Customers generally seek a CRO with extensive therapeutic expertise in their focus areas. Our therapeutic expertise encompasses areas that are among the largest, most complex and fastest growing in pharmaceutical development, including Oncology, Cardiology, Metabolic Disease, Endocrinology, CNS and AVAI, as well as Medical Devices. Our core therapeutic expertise covers the therapeutic areas where a majority of all drugs are currently in development, as identified by Citeline Pharma R&D Annual Review 2016, an industry publication.

We leverage the insights of our senior leaders who have specific therapeutic expertise to employ a high-science approach to our projects. Because we believe that therapeutic expertise plays a significant role in CRO selection, we focus heavily on hiring and training our therapeutic leads in order to maximize therapeutic insights to inform clinical trial design and execution. In clinical trial execution, our therapeutic leads are embedded into every aspect of the process from start to finish. Our scientific and medical staff is fundamental to delivering high-quality trial execution and enabling timely completion of complex processes.

Attractive and Diversified Customer Base. We have a strong track record of serving our core customer base of small and mid-sized biopharmaceutical companies, which we believe represents an attractive growth opportunity. We believe outsourced development expenditures in our core customer base will outpace the growth of the broader biopharmaceutical market. While we estimate, based on industry sources, including analyst reports and management’s knowledge, that the overall biopharmaceutical market will grow its outsourced development expenditures for Phase I-IV clinical development and laboratory services at a 6% CAGR from 2014 to 2019, we expect the small and mid-sized biopharmaceutical outsourced development expenditures will grow at a 10% CAGR during this period. Small and mid-sized biopharmaceutical companies, many of which are now well capitalized, have firmly established themselves at the forefront of medical innovation and the search for new therapies for previously untreatable diseases, which require increasingly complex clinical trials. CROs are integral to the clinical development process for these customers, providing regulatory and therapeutic expertise, complex clinical trial design, broader geographic coverage, access to diverse population pools and consistent and reliable data systems and procedures, since these customers often lack the infrastructure and global breadth required for efficient and high-quality trial execution.

In addition, we have a highly diversified customer base comprising many of the largest global biopharmaceutical companies, as well as high-growth small and mid-sized biopharmaceutical companies. For the Successor year ended December 31, 2016, we generated 64.8%, 23.0% and 12.2% of our net service revenue from small biopharmaceutical companies, mid-sized biopharmaceutical companies and large pharmaceutical companies, respectively. For the Successor years ended December 31, 2016 and 2015, our largest customer accounted for 6.0% and 6.9% of our net service revenue, respectively, and our top 10 customers represented 37.0% and 39.9% of our net service revenue, respectively. For more information about our largest customer, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” of Part III of this Annual Report on Form 10-K and Note 14 “Related Party Transactions” to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Partner of Choice for Biopharmaceutical Customers. Based on our extensive operating history and therapeutic experience, we believe that we have established a reputation as a partner of choice to our core customer segment of small and mid-sized biopharmaceutical companies. Acting as incubators of pharmaceutical development, small and mid-sized biopharmaceutical companies are responsible for a number of innovative drug candidates currently being developed to address unmet medical needs. Many of these drug candidates are being developed for niche and severe indications with relatively small patient populations, which require increasingly complex clinical trials. These biopharmaceutical customers, sometimes new to the clinical development process, seek to partner with us based on our differentiated approach and expertise to execute trials in a timely and efficient manner. The Avoca Group’s 2011 Avoca Survey on Clinical Outsourcing Practices, a survey of over 100 biopharmaceutical companies, indicates that 48% of pharmaceutical companies with annual revenue over $1.5 billion, 51% of biopharmaceutical companies with annual revenue between $100 million and $1.5 billion, and 64% of biopharmaceutical companies with annual revenue under $100 million prefer medium-sized, full-service CROs, defined as the top fifteen CROs by revenue excluding the top five CROs by revenue, based on service and outsourcing experience. Of this same group, only 40% of large pharmaceutical companies, 24% of mid-sized biopharmaceutical companies and 7% of small biopharmaceutical companies prefer large, full-service CROs, defined as the top five CROs by revenue. We do not believe that we are among the top five CROs by revenue based on publicly available information. We believe we are viewed as a strategic and trusted partner by these customers given our full-service approach, disciplined operating model and significant therapeutic expertise. As a result, our customers often grant us significant autonomy in executing clinical trials for their most valued assets.

Global Platform with Scalable Infrastructure. We believe that we are one of the leading CROs with the scale and therapeutic expertise necessary to effectively conduct global clinical trials. We began our disciplined international expansion in 2004 and have since increased the breadth and depth of our international footprint significantly, with approximately 45.1% of our clinical operations employees located outside of North America as of December 31, 2016. We now offer our services through a highly skilled staff of approximately 2,500 employees across 35 countries as of December 31, 2016. As clinical trials become increasingly global, our platform provides our customers with broad access to diverse markets and patient populations, as well as local regulatory expertise and market knowledge, which can reduce the time and cost of these trials, while also helping to optimize the commercialization potential for new therapies.

Highly Regarded, Experienced and Committed Management Team. We are led by a dedicated and experienced senior management team with significant industry experience and knowledge focused on clinical development. We were founded in 1992 by Dr. August J. Troendle, an industry pioneer, and we continue today as a founder-led enterprise with Dr. Troendle retaining a significant ownership stake in Medpace. Our management team has been responsible for developing our scientifically-driven, disciplined operating model, building our global platform and realizing our significant organic growth in revenue and earnings. Our senior management team has an average tenure with Medpace of 12 years, including four senior managers with over 20 years with us, and brings a healthy balance of significant experience with Medpace, regulators and other companies in the industry, including public companies.

Our Growth Strategy

Key elements of our growth strategy include:

Continued Focus on Organic Growth. Our strong organic growth has been the result of consistently reinvesting our positive cash flow to support our therapeutic capabilities, service offerings and global expansion. As a founder-led enterprise, we intend to continue to emphasize preserving our unique culture and operating philosophy as we grow our scientific capabilities and clinical trial expertise by further investing in human capital. In addition to leveraging our operating model, we intend to continue to selectively hire employees to strengthen and expand our expertise in high-growth therapeutic areas, including Oncology, CNS and AVAI. We methodically look to hire employees early in their careers and thoroughly train them to excel in our disciplined operating model, while instilling within them our corporate culture and philosophy. We apply this same training and standardization globally in order to maintain consistency and minimize inefficiencies in our operations. From 2012 through 2016, we successfully organically grew our business from approximately 1,000 employees to approximately 2,500 employees and organically grew our net service revenue from $177.4 million to $370.6 million. We intend to continue to utilize our disciplined organic growth model and robust cash flows to drive future revenue growth.

Continue to Sustain Industry-Leading Margins. We intend to continue to maintain industry-leading margins (compared to our public competitors) while growing organically. We believe the key to sustaining margins is through the execution of our disciplined operating philosophy and full-service business model. Furthermore, we intend to continue to develop our centralized operations at our corporate headquarters in order to maintain standardization and consistency across our global operations. We have a proven track record of achieving strong margins while significantly scaling our business and expanding globally.

Leverage Our Experience and Reputation in the Attractive, High-Growth Clinical Development Market. Our customers value the knowledge and therapeutic expertise we have developed from a long history of successfully executing clinical trials. Given the rapid emergence of new therapies and resulting evolution of commercial priorities among many biopharmaceutical companies, we believe consistently maintaining the necessary infrastructure and human capital required to retain clinical and therapeutic expertise internally is not the most cost-effective solution for these companies. As the regulatory landscape adapts to greater clinical trial complexity, we believe that biopharmaceutical companies will increasingly engage CROs with the requisite global resources as well as therapeutic and regulatory expertise to assume full responsibility of the clinical trial process. We estimate, based on industry sources, including analyst reports and management’s knowledge that Phase I-IV clinical development outsourcing penetration for biopharmaceutical companies will increase from 52% in 2014 to 62% in 2019. Based on our successful execution of clinical trials across many therapeutic areas in multiple countries, as well as our focus on closely partnering with our customers through all aspects of the clinical trial process, we believe we have developed a strong reputation in the industry as a leading CRO. We believe that this reputation positions us to continue capturing additional share of the attractive, high-growth clinical development market as the industry increasingly recognizes the benefits of our operating model.

Deepen Existing and Develop New Relationships with Our Core Customer Segment. We look to continue to deepen our long-standing relationships with existing customers through new engagements and expand our relationships with new small and mid-sized biopharmaceutical customers. As a strategic partner of choice, we clearly communicate and align our expectations with our customers at the beginning of an engagement to develop a close working relationship that is built on trust. We believe this trust, supported by our high-quality execution and frequent dialogue with our customers’ key decision makers, positions us to be awarded additional business in existing and new therapies, allowing us to grow alongside our customers and leading to an increasingly significant, and growing, contribution from repeat business.

While our successes to date have built a substantial customer base, we believe that there is opportunity for continued growth and penetration in our core customer segment. We place our therapeutic leads alongside our sales team to actively participate in the procurement of new customers whose portfolios align with our therapeutic expertise, which we believe further differentiates us from our competitors.

Pursue Selective and Complementary Bolt-On Acquisitions. We intend to evaluate selective targeted acquisitions to augment our organic growth and expand our current capabilities and service offerings. Our acquisition strategy is driven by our comprehensive commitment to serve customer needs. While we are continuously assessing the market for attractive opportunities, we do so selectively with a focus on targeting opportunities to acquire and integrate complementary and strategic, non-transformative acquisitions within the CRO sector in order to strengthen our competitive position and provide enhanced value to our customers.

Position Ourselves to Increase Our Presence Among Large Pharmaceutical Companies as These Customers Adopt and Appreciate the Full-Service Approach. Given the growing pressures large pharmaceutical companies are facing, including complex clinical development and regulatory processes, these companies seek solutions beyond simply outsourcing clinical development. These companies are increasingly seeking strategic partnerships that provide more holistic clinical development services and also the expertise that CRO partners offer. We have witnessed a noticeable shift by large pharmaceutical companies away from lower-value, functional outsourcing service providers toward full-service CROs. Given our differentiated operating model, we believe larger pharmaceutical companies will be increasingly appreciative of our proven approach to clinical development and expertise, and we intend to actively market the strength and depth of our services to these companies.

Our Services

We provide a full suite of services supporting the entire clinical development process from Phase I to Phase IV. We offer these services across a wide range of therapeutic areas.

Our comprehensive suite of clinical development services includes, but is not limited to, the following:

Medical Affairs

The medical affairs group consists of therapeutic leads who provide strategic direction for study design and planning, train operational staff, work with primary investigators, provide medical monitoring and meet with regulatory agencies. Our customers rely on our expertise throughout the entire clinical trial process with therapeutically-focused physicians fully engaged throughout the study. We believe this depth of therapeutic leadership and engagement on each project results in a close working relationship with customers built on a level of trust that results in us being granted greater control over the clinical trial process.

Clinical Trial Management

Our team of clinical trial managers are responsible for leading all aspects of study execution. The clinical trial manager, or CTM, drives accountability across the functional team members and is responsible for successful operational execution. The CTM serves as the primary contact for the customer. Experience and therapeutic expertise are main factors when assigning CTMs to projects.

ClinTrak is integrated with our SOPs, allowing the CTMs to access real-time study metrics. ClinTrak is constantly evaluated and enhanced with our processes.

Study Feasibility

We have a dedicated feasibility team consisting of clinical experts who are an integrated part of the project team. Our feasibility team is able to analyze a specific protocol, using many data sources to determine countries and sites that are most appropriate for the study.

Study Start-Up

Our global Study Start-Up staff is well-versed in all aspects of clinical trial start up activities, including study documentation submission processes to independent Institutional Review Boards, or IRBs, ethics committees and to ex-US competent authorities. Our study start-up team includes fully dedicated budget and legal associates to ensure focused negotiations and execution of site contracts.

Clinical Monitoring

Our clinical monitoring group consists of highly experienced clinical research associates, or CRAs, who are based in 35 countries. With their experience and training, our CRAs are able to provide unparalleled site management services that includes both in-house and onsite monitoring. Their knowledge of local regulations and laws, in addition to Good Clinical Practice, or GCP, and International Council on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, guidelines ensure compliance and data quality. Our CRAs report into a global matrix structure to ensure consistent training, oversight and management. Each CRA receives comprehensive, hands-on training in an individualized curriculum consisting of in-house and field-based training, supplemented with clinical research department core rotations and ongoing study-specific training.

Global Regulatory Affairs

Our Global Regulatory Affairs department has a strong track record of providing expert strategic, operational, and tactical regulatory guidance, as well as creating thorough, scientifically-grounded regulatory compliant documentation to regulatory agencies around the globe. Members of this team bring a long tenure of regulatory experience and scientific knowledge to each project. The group, led by former government officials and experienced drug development subject matter experts, provides comprehensive international support at each stage of the drug and biologics development processes. They have particular expertise within the areas of advanced therapeutics, accelerated development pathways, pediatrics, and rare diseases. The group also has a dedicated publishing function that has full electronic and paper publishing capabilities to support all types of international regulatory submissions.

Medical Writing

Medical writers work closely with Medpace’s medical experts, biostatisticians, and other members of the study team to develop study protocols, clinical and statistical study reports, and integrated submission documents according to regulatory guidelines. Members of Medpace’s medical writing group possess substantial scientific knowledge and experience as well as strong communication skills. This skill set and collaborative approach coupled with a thorough quality control document review process, allow Medpace to produce high-quality, submission-ready documents for each contracted project.

Biometrics

We provide customers with high-quality data collected during clinical trials that is the foundation of a successful clinical trial and forms the backbone of regulatory submissions, including New Drug Applications. We use global GCP-compliant SOPs, combined with continuous quality control, to ensure that data is consistent, efficient, and comprehensive.

Data Management: Our data management team develops detailed specifications for the collection, organization, validation, analysis and quality control of clinical trial data ensuring the most cost-effective, secure and regulatory compliant process.

Biostatistics: Our experienced team of biostatisticians provides trial design consulting, statistical methodology recommendations, programming expertise and reporting accuracy necessary to deliver clinical trials efficiently and on time. We offer comprehensive data analysis plans, thoroughly tested and validated customized programs, interpretation of study results, integrated efficacy and safety analysis for regulatory submissions, adaptive design and statistical support throughout the clinical trial.

Pharmacovigilance

Our safety and pharmacovigilance group collects, evaluates, analyzes and reports safety information. We provide global adverse event management, physician reviewed safety narrative writing and custom safety surveillance. Monitored by licensed physicians who are trained to provide oversight and to analyze and evaluate the emerging safety profile of the compound, we have designed our process to ensure safety and expedite approvals.

Core Laboratory

Our core laboratory services include both imaging services and cardiovascular core laboratory services. We partner with imaging experts from major academic and clinical institutions involved in research to provide image reading in a secure environment utilizing identical software and workstations integrated into ClinTrak allowing for prompt turnaround and oversight. Our imaging experts have clinical trial experience utilizing imaging modalities such as CT, MRI, PET/CT, 3D volumetric analysis, ultrasound, DEXA, angiography, endoscopy and photography. Our cardiovascular core laboratory provides state-of-the-art standardized electrocardiogram services and data analysis to support clinical trials.

Quality Assurance

Our quality assurance team works closely with study teams to ensure compliance with protocols, SOPs and regulatory guidelines to ultimately protect research subject safety as well as the integrity and validity of study data. Our quality assurance team also provides services including regulatory training, internal system audits, SOP oversight, hosting of audits and regulatory inspections, as well as performs third party audits of critical vendors and investigative sites on behalf of our customers.

Laboratories

Central Laboratory. Through our Central Laboratory, we provide comprehensive, full-service capabilities globally in four locations, including Cincinnati, Ohio; Leuven, Belgium; Beijing, China; and Singapore. The Central Laboratory has longstanding core competency in specialized esoteric testing, including biomarkers for efficacy in addition to standard assay offerings. Data consistency and harmonization are maintained utilizing global SOPs and reference ranges, identical analytic platforms, methodologies, reagent systems, calibrator and quality control programs, within a strict framework compliant with GCP requirements and regulatory guidelines to ensure laboratory data reflect the impact of the investigational compound and not differences in testing practices.

Bioanalytical Laboratory. Through our Bioanalytical Laboratory we provide highly scientific and value-added testing of biological samples using proprietary methods. Working in a Good Laboratory Practice compliant setting following FDA and European Medicines Agency, or EMA, guidelines, the Bioanalytical Laboratory delivers method transfer, development, validation, sample analysis and metabolite screening and identification of pre-clinical and clinical biological samples with expertise in developing proprietary, highly scientific, esoteric and sensitive tests. Areas of specific bioanalytical expertise include advanced mass spectrometry and immunoassay technologies for bioanalytical analysis and all bioanalytical aspects for small and large molecules. Our Bioanalytical Laboratory is located on our clinical research campus in Cincinnati, Ohio.

The majority of our laboratory services are performed as a component of a full-service clinical development arrangement with our customers. We also offer our laboratory services on a stand-alone basis, although this has historically represented an immaterial amount of our net service revenue. Regardless of the nature of the arrangement, our laboratory services are delivered consistently to our customers as a component of their clinical development activities.

Clinics

Our Clinics offering conducts studies in normal healthy volunteers, special populations, and patient populations over a spectrum of diseases including endocrine, cardiovascular and metabolic. Experience includes, but is not limited to: first-in-human, bioavailability/bioequivalence, single and multiple ascending dose, drug to drug interaction, food effect and device studies. Our 60,000 square-foot, 84 bed facility is centrally located on our clinical research campus in Cincinnati, Ohio.

Customers

We have a well-diversified, attractively-positioned customer base that includes small biopharmaceutical companies, mid-sized biopharmaceutical companies and large pharmaceutical companies. We have conducted trials for many of the world’s leading pharmaceutical, biotechnology and medical device companies.

For the Successor year ended December 31, 2016, we generated 64.8%, 23.0% and 12.2% of our net service revenue from small biopharmaceutical companies, mid-sized biopharmaceutical companies and large pharmaceutical companies, respectively. Additionally, we serve customers in a variety of locations throughout the world, with approximately 55% of our clinical operations headcount based in North America, 39% in Europe, 4% in Asia/Pacific and 2% in South America and Africa as of December 31, 2016.

For the Successor years ended December 31, 2016 and 2015, our largest customer accounted for 6.0% and 6.9% of our net service revenue, respectively, and our top 10 customers represented 37.0% and 39.9% of our net service revenue, respectively. For more information about our largest customer see “Item 13. Certain Relationships and Related Transactions, and Director Independence” of Part III of this Annual Report on Form 10-K and Note 14 “Related Party Transactions” to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.”

We have in the past and may in the future enter into arrangements with our customers or other drug, biologic or medical device companies in which we take on payment risk by making strategic investments in our customers or other drug companies, providing flexible payment terms or fee financing to customers or other companies, or entering into other risk sharing arrangements on trial execution. We expect that the use of such arrangements will be very limited, and they are not a part of our core growth strategy.

Net New Business Awards and Backlog

New business awards represent the value of anticipated future net service revenue that has been awarded during the period that is recognized in backlog. This value is recognized upon the signing of a contract or receipt of a written pre-contract confirmation from a customer that confirms an agreement in principle on budget and scope. New business awards also include contract amendments, or changes in scope, where the customer has provided written authorization for changes in budget and scope or has approved us to perform additional work as of the measurement date. Awards may not be recognized as backlog after consideration of a number of factors, including whether (i) the relevant net service revenue is expected only after a pending regulatory hurdle, which might result in cancellation of the study, (ii) the customer funding needed for commencement of the study is not believed to have been secured or (iii) study timelines are uncertain or not well defined timeline. In addition, study amounts that extend beyond a three-year timeline are not included in backlog. The number and amount of new business awards can vary significantly from period to period, and an award’s contractual duration can range from several months to several years based on customer and project specifications.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $427.0 million, $359.5 million, $231.9 million and $97.2 million for the Successor years ended December 31, 2016 and 2015, the Successor nine month period ended December 31, 2014 and the Predecessor three month period ended March 31, 2014, respectively.

Backlog represents anticipated future net service revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, net service revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of December 31, 2016, our backlog increased by $54.2 million, or 12.6%, to $483.9 million compared to $429.7 million as of December 31, 2015. Our backlog as of December 31, 2014 and March 31, 2014 was approximately $394.0 and $386.0, respectively. Included within backlog as of December 31, 2016 is approximately $265 million to $275 million that we expect to convert to net service revenue in 2017, with the remainder expected to convert to net service revenue in years after 2017.

Backlog and net new business award metrics may not be reliable indicators of our future period net service revenue as they are subject to a variety of factors that may cause material fluctuations from period to period. These factors include, but are not limited to, changes in the scope of projects, cancellations and duration and timing of services provided. No assurance can be given that we will be able to realize the net service revenue that is included in backlog. See “Item 1A. Risk Factors—Risks Relating to Our Business—Our backlog may not convert to net service revenue at our historical conversion rates,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Business Awards, Cancellations and Backlog” of Parts I and II, respectively, of this Annual Report on Form 10-K for more information.

Sales and Marketing

We employ an integrated sales and marketing team to sell our services to biotechnology, pharmaceutical and medical device companies.

We have an experienced and highly trained global team of professional business development representatives and business development support staff focused on securing business from both new and existing customers, through a consultative and strategic sales approach. We embed our medical and scientific experts from the beginning of the sales process when we first engage potential customers, and they remain embedded across the lifecycle of the sale and throughout the life of the project, program or partnership.

As part of its sales strategy, our business development team focuses on a customer segmentation model. Our team targets and engages customers in our addressable market, matches customer characteristics with therapeutic fit and maintains a mindset of full-service outsourcing. Our structured and disciplined approach facilitates strong account evaluation, which results in increased focus by the sales team, the development of effective and productive territories, the management of sales force effectiveness and the creation of a process whereby both marketing and sales operate under the same guiding principles.

We are able to consult collaboratively with our customers and help optimize timely completion of their clinical trials and programs, in part, because we engage our therapeutic experts from the beginning of the sales process and involve our regulatory affairs experts and highly trained operations team throughout the clinical trial process. Our sales team is then able to take the study design, regulatory plan and execution plan discussed up front and carry that through to the proposal and provide a final concept during one-on-one customer discussions and final CRO evaluations.

Our marketing team supports the business development function in three key areas, generating brand awareness through customized campaigns and web-site development, conference planning and lead generation through market research and business intelligence analysis. The marketing team is set up in two mirrored teams, one team to address our therapeutic strategy and tactics, and the second team to monitor and address market environment across our lines of business. All of our sales and marketing data are housed within a third party customer relationship management tool that provides us the analytics we need to make sales planning and sales management decisions.

Segment and Geographic Information

We operate in one reportable segment and have operations in the North America, Europe, Africa, the Middle East, Asia-Pacific, and Latin America. See Note 3 “Summary of Significant Accounting Policies” to our consolidated financial statements for further information regarding our reportable segment. See Note 16 “Entity Wide Disclosures” to our consolidated financial statements for geographic information including revenues and long-lived assets attributed to our country of domicile and foreign countries (including any individual foreign country if material).

Competition

We compete primarily against other full-service CROs as well as services provided by in-house research and development, or R&D, departments of biopharmaceutical companies, universities and teaching hospitals. Our major CRO competitors include Laboratory Corporation of America Holdings, ICON plc, INC Research Holdings, Inc., inVentiv Health, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, LLC, PRA Health Sciences, Inc., Quintiles IMS Holdings, Inc. and numerous specialty and regional CROs.

We generally compete on the basis of a number of factors, including experience within specific therapeutic areas, quality of staff and services, reliability, range of provided services, ability to recruit principal investigators and patients into studies expeditiously, ability to organize and manage large-scale, global clinical trials, global presence with strategically located facilities, speed to completion, price and overall value. We believe we compete effectively with our competitors across these factors, particularly due to our full-service operating model, our deep therapeutic expertise in areas that are among the largest, most complex and fastest growing in pharmaceutical development, our global platform and our experienced and committed management team. However, some of our competitors have greater financial resources and a wider range of service offerings over a greater geographic area than we do, which could put us at a competitive disadvantage with respect to these competitors.

The CRO industry remains fragmented, with several hundred smaller, narrowly focused service providers and a small number of full-service companies with global capabilities. We believe there are significant barriers to others becoming a global provider offering a broad range of services and products including the cost and experience necessary to develop strong therapeutic areas, expertise to manage complex clinical programs, infrastructure to support large global programs, ability to deliver high-quality services and expertise required to prepare regulatory submissions in numerous jurisdictions.

Government Regulation

Development of Drugs, Biologics and Medical Devices

The development of drugs, biologics and medical devices is highly regulated in the United States and other countries. Our services are subject to varying regulatory requirements designed to ensure the quality and integrity of the pre-clinical and clinical trial process. In the United States, the FDA has primary authority to regulate these activities, in addition to the approval process, and the subsequent manufacturing, safety, labeling, storage, record keeping and marketing for these products, which are the responsibility of our customers. Before a marketing application for a drug is ready for submission to regulatory authorities, the candidate drug must often undergo rigorous testing in clinical trials. In the United States, these trials must be conducted in accordance with the Federal Food, Drug, and Cosmetic Act, its implementing regulations, and other federal and state requirements that require the drug to be tested and studied in certain ways prior to approval. The FDA has similar authority and requirements with respect to the clinical testing of biological products and medical devices. Before a human clinical trial may begin in the United States, the manufacturer or sponsor of the clinical product candidate must file an Investigational

New Drug Application, or IND, with the FDA, which contains, among things, the results of pre-clinical tests, manufacturer information and other analytical data. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Each clinical trial must be conducted pursuant to, and in accordance with, an effective IND. Each human clinical trial we conduct is subject to the oversight of an IRB, which is an independent committee that has the regulatory authority to review, approve and monitor a clinical trial for which the IRB has responsibility. The FDA and IRB receive reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if, among other things, an unreasonable risk is presented to patients or if the design of the trial is insufficient to meet its stated objective. In addition, information about certain clinical trials must be made publicly available on the federal government website, www.clinicaltrials.gov.

In the United States, GCP regulations govern the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. In order to comply with GCP and other requirements, we must, among other things:

☐	comply with specific requirements governing the selection of qualified principal investigators and clinical research sites;
☐	obtain specific written commitments from principal investigators;
☐	obtain IRB review and approval and supervision of the clinical trials by an independent review board or ethics committee;
☐	obtain a favorable opinion from regulatory agencies to commence a clinical trial;
☐	verify that appropriate patient informed consents are obtained before the patient participates in a clinical trial;
☐	ensure that adverse drug reactions resulting from the administration of a drug or biologic during a clinical trial are medically evaluated and reported in a timely manner;
☐	monitor the validity and accuracy of data;
☐	monitor drug or biologic accountability at clinical research sites; and
☐	verify that principal investigators and clinical trial staff maintain records and reports and permit appropriate governmental authorities access to data for review.

Clinical trials conducted outside the United States are subject to the laws and regulations of the country where the trials are conducted. These laws and regulations may or may not be similar to the laws and regulations administered by the FDA and other laws and regulations regarding the protection of patient safety and privacy and the control of clinical trial pharmaceuticals, medical devices or other clinical trial materials. Within the EU, these requirements are enforced by the EMA and requirements may vary slightly from one member state to another. In Canada, clinical trials are regulated by the Health Products and Food Branch of Health Canada as well as provincial regulations. Similar requirements also apply in other jurisdictions, including countries outside the EU and countries in Asia and Latin America where we operate or where our customers may intend to apply for marketing authorization. Clinical trials conducted outside the United States also may be subject to FDA regulation if the clinical trials are conducted pursuant to an IND or an Investigational Device Exemption for a product candidate that will seek FDA approval or clearance. In addition, clinical trial sponsors follow ICH E6 guidelines as a principle for GCP.

The clinical trial customer and the parties conducting the clinical trials share in responsibilities to ensure that all applicable legal and regulatory requirements are fulfilled. Many of the functions we regularly perform in the conduct of clinical trials subject us directly to regulations (e.g., compliance with GCP), and in some circumstances, we will take on legal and regulatory responsibility either through a transfer of obligations to us from our clinical trial customers or our acting as local legal representative for certain of our clinical trial customers. We may be subject to regulatory action if we fail to comply with these requirements. Failure to comply with certain regulations may also result in the termination of ongoing research and disqualification of data collected during the clinical trials. For example, violations of GCP could result, depending on the nature of the violation and the type of product involved, in the issuance of a warning letter, suspension or termination of a clinical trial, refusal of the FDA to approve clinical trial or marketing applications or withdrawal of such applications, injunction, seizure of investigational products, civil penalties, criminal prosecutions or debarment from assisting in the submission of new drug applications. See “Item 1A. Risk Factors—Risks Relating to Our Business—If we fail to perform our services in accordance with contractual requirements, government regulations and ethical considerations, we could be subject to significant costs or liability and our reputation could be adversely affected” of Part I of this Annual Report on Form 10-K.

We monitor our clinical trials to test for compliance with applicable laws and regulations in the United States and the foreign jurisdictions in which we operate. We have adopted SOPs that are designed to satisfy regulatory requirements and serve as a mechanism for controlling and enhancing the quality of our clinical trials. In the United States, our procedures were developed to ensure compliance with GCP and associated requirements.

Health Information Privacy

The confidentiality of personal health information, including patient-specific information collected during clinical trials, is heavily regulated in the United States and other countries. The U.S. Department of Health and Human Services has promulgated rules under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, including the Privacy and Security Rules, or collectively, HIPAA, that govern the use, handling and disclosure of personally identifiable medical information. These regulations also establish procedures for the exercise of an individual’s rights and the methods permissible for de-identification of health information. HIPAA applies to “covered entities,” which include certain types of healthcare providers, as well as service providers to covered entities which access protected health information, known as “business associates.” Two of our subsidiaries, Medpace Clinical Pharmacology, LLC and C-MARC, LLC, are covered entities under HIPAA. Further, many investigators with whom we are involved in clinical trials are also directly subject to HIPAA as covered entities. There are instances where we may be considered a business associate of a covered entity investigator, and we have signed business associate agreements with some investigators. If we are determined to be a business associate, we would be directly liable for any breaches of protected health information and other HIPAA violations. We are also liable contractually under any business associate agreements we have signed with covered entities. In addition, we are also subject to privacy legislation in Canada under the federal Personal Information Protection and Electronic Documents Act, the Act Respecting the Protection of Personal Information in the Private Sector and the Personal Health Information Protection Act and privacy legislation in the EU under the 95/46/EC Privacy Directive on the protection and free movement of personal data, as replaced by the General Data Protection Regulation from early 2018 onwards. See “Item 1A. Risk Factors—Risks Relating to Our Industry—Current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings” of Part I of this Annual Report on Form 10-K.

Health Industry Arrangements

The conduct of pre-clinical and clinical trials may be subject to laws and regulations that are intended to prevent the misuse of government healthcare program funding. In the United States, these laws include, among others, the False Claims Act, which prohibits submitting or causing the submission of false statements or improper claims for government healthcare program payments; and the Anti-Kickback statute, which prohibits paying, offering to pay or receiving payment with the intent to induce the referral of services or items that are covered under a federal healthcare program. Violations of these laws and regulations may incur administrative, civil, and criminal penalties.

Employee Safety and Workplace Conditions

Most of our employees are office based and subject to health and safety regulations covering offices, with which we comply. In addition to its comprehensive regulation of safety in the workplace, the U.S. Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers whose workers might be exposed to blood-borne pathogens such as HIV and the hepatitis B virus, which apply to our clinic and laboratories. Furthermore, certain employees might have to receive initial and periodic training to ensure compliance with applicable hazardous materials regulations and health and safety guidelines. We are subject to similar regulations with respect to our laboratories in Belgium, Singapore and China.

Environmental Regulation and Liability

We are subject to various laws and regulations relating to the protection of the environment and human health and safety in the countries in which we do business, including laws and regulations governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Our operations include the use, generation and disposal of hazardous materials and medical wastes. We may, in the future, incur liability under environmental statutes and regulations for contamination of sites we own or operate (including contamination caused by prior owners or operators of such sites), the off-site disposal of hazardous substances and for personal injuries or property damage arising from exposure to hazardous materials from our operations. We believe that we have been and are in substantial compliance with all applicable environmental laws and regulations and that we currently have no liabilities under such environmental requirements that could reasonably be expected to materially harm our business, results of operations or financial condition.

Intellectual Property

We develop and use a number of proprietary methodologies, analytics, systems, technologies and other intellectual property in the conduct of our business. We rely upon a combination of confidentiality policies, nondisclosure agreements and other contractual arrangements to protect our trade secrets, and copyright and trademark laws to protect other intellectual property rights. We have obtained or applied for trademarks and copyright protection in the United States and in a number of foreign countries. Our material trademarks include Medpace and ClinTrak. Although the duration of trademark registrations varies from country to country, trademarks generally may be renewed indefinitely so long as they are in use and/or their registrations are properly maintained, and so long as they have not been found to have become generic. Although we believe the ownership of trademarks is an important factor in our business and that our success does depend in part on the ownership thereof, we rely primarily on the innovative skills, technical competence and marketing abilities of our employees. We do not have any material licenses, franchises or concessions.

Employees

As of December 31, 2016 we had approximately 2,500 employees worldwide, with approximately 66% in North America, 29% in Europe, 4% in Asia/Pacific and 1% in South America and Africa. None of our employees are currently covered by a collective bargaining agreement specific to our company. We believe our overall relations with our employees are good. As of December 31, 2015 and 2014, we had approximately 2,000 and 1,700 employees, respectively.

The success of our business depends upon our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers in the United States and overseas for skilled personnel, particularly for those with Ph.D., M.D. or equivalent degrees or training, is high. We believe that our brand recognition and our multinational presence are advantages in attracting qualified candidates. We also believe that the wide range of clinical trials in which we participate allows us to offer broad experience to clinical researchers. In addition, our disciplined and centralized approach to hiring and training has fostered, and we believe will continue to foster, strong employee loyalty and a low turnover rate.

Liability and Insurance

We may be liable to our customers for any failure to conduct their clinical trials properly according to the agreed-upon protocol and contract. If we fail to conduct a clinical trial properly in accordance with the agreed-upon procedures, we may have to repeat a clinical trial or a particular portion of the services at our expense, reimburse the customer for the cost of the services and/or pay additional damages.

At our Phase I clinic, we study the effects of drugs on healthy volunteers. In addition, in our clinical business we, on behalf of our customers, contract with physicians who render professional services, including the administration of the substance being tested to participants in clinical trials, many of whom are seriously ill and are at great risk of further illness or death as a result of factors other than their participation in a trial. As a result, we could be held liable for bodily injury, death, pain and suffering, loss of consortium or other personal injury claims and medical expenses arising from a clinical trial. In addition, we sometimes engage the services of vendors necessary for the conduct of a clinical trial, such as laboratories or medical diagnostic specialists. Because these vendors are engaged as subcontractors, we are responsible for their performance and may be held liable for damages if the subcontractors fail to perform in the manner specified in their contract.

To reduce our potential liability, and as a requirement of the GCP regulations, informed consent is required from each volunteer and patient. In addition, our customers provide us with contractual indemnification for all of our service related contracts. These indemnities generally do not, however, protect us against certain of our own actions such as those involving negligence or misconduct. Our business, financial condition and operating results could be harmed if we were required to pay damages or incur defense costs in connection with a claim that is not indemnified, that is outside the scope of an indemnity or where the indemnity, although applicable, is not honored in accordance with its terms.

We maintain errors, omissions and professional liability insurance in amounts we believe to be appropriate. This insurance provides coverage for vicarious liability due to negligence of the investigators who contract with us, as well as claims by our customers that a clinical trial was compromised due to an error or omission by us. If our insurance coverage is not adequate, or if insurance coverage does not continue to be available on terms acceptable to us, our business, financial condition and operating results could be materially harmed.

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors:

NAME	AGE	POSITION
Dr. August J. Troendle	60	President, Chief Executive Officer and Chairman of the Board of Directors
Jesse J. Geiger	42	Chief Financial Officer and Chief Operating Officer, Laboratory Operations
Susan E. Burwig	54	Executive Vice President, Operations
Stephen P. Ewald	47	General Counsel and Corporate Secretary
Penelope J. Bucknell	58	Vice President, Human Resources
Dr. Supraj R. Rajagopalan	38	Director
Alexander F.S. Leslie	37	Director
Matthew R. Norton	32	Director
Robert O. Kraft	46	Director
Brian T. Carley	63	Director
Bruce Brown	58	Director

The following is a biographical summary of the experience of our executive officers and directors:

Executive Officers

Dr. August J. Troendle—President, Chief Executive Officer and Chairman of the Board of Directors

Dr. August J. Troendle has been the President, Chief Executive Officer and Chairman of the Board of Directors of Medpace since he founded the Company in July 1992. Before founding Medpace, Dr. Troendle served as Assistant Director, Associate Director and Senior Associate Director from 1987 to 1992 at Sandoz (Novartis), where he was responsible for the clinical development of lipid altering agents. From 1986 to 1987, Dr. Troendle worked as a Medical Review Officer in the Division of Metabolic and Endocrine Drug Products at the FDA. Dr. Troendle also has extensive experience serving as a director for a diverse group of public and private companies, including as a director of Coherus BioSciences, Inc. since 2012, as a director of Xenon Pharmaceuticals Inc. from 2007 to 2008, as a director of Symplmed Pharmaceuticals, LLC since 2013, as a director of LIB Therapeutics, LLC since 2015 and as a director of CinRx Pharma, LLC since 2015. Dr. Troendle received his Medical Degree from the University of Maryland, School of Medicine. We believe Dr. Troendle brings to our Board valuable perspective and experience as our Chief Executive Officer, and as a former member of a large pharmaceutical company and the FDA, as well as extensive knowledge of the CRO and biopharmaceutical industries, and his experience serving on public and private boards, all of which qualify him to serve as the Chairman of our Board.

Jesse J. Geiger—Chief Financial Officer and Chief Operating Officer, Laboratory Operations

Jesse J. Geiger joined Medpace in October 2007 as Corporate Controller, and he was appointed Chief Financial Officer in March 2011. Mr. Geiger became Chief Operating Officer, Laboratory Operations in November 2014. Prior to joining Medpace, Mr. Geiger worked for SENCORP from 2004 to 2007 as the Corporate Controller and Manager of Financial Planning and Analysis. Prior to SENCORP, Mr. Geiger served as the Director of Capital Markets for Cincinnati Bell from 2002 to 2004. Mr. Geiger started his career in the audit practice at Arthur Andersen LLP. Mr. Geiger has served as a director for several private companies, including as a director of Symplmed Pharmaceuticals, LLC since 2013, as a director of LIB Therapeutics, LLC since 2016 and as a director of CinRx Pharma, LLC since 2016. Mr. Geiger received his Bachelor of Business Administration in Accounting from the University of Cincinnati and is a Certified Public Accountant.

Susan E. Burwig—Executive Vice President, Operations

Susan E. Burwig joined Medpace in August 1993 and has served in various key leadership roles within the Clinical Operations department. From February 2003 to May 2015, Ms. Burwig served as Senior Vice President, Clinical Operations, overseeing clinical trial management, clinical monitoring, start-up, including feasibility, and new business proposals. In June 2015, Ms. Burwig was appointed Senior Vice President, Operations, and in January 2017 was named as Executive Vice President, Operations. Prior to joining Medpace, Ms. Burwig held several clinical roles, including leading heart failure clinical research studies at the University of Cincinnati. Ms. Burwig received her Bachelor of Science in Nursing as well as an MA in Sports Administration from Kent State University.

Stephen P. Ewald—General Counsel and Corporate Secretary

Stephen P. Ewald joined Medpace as General Counsel and Corporate Secretary in June 2012. Prior to joining Medpace, Mr. Ewald served as the Managing Director and Chief Legal Officer of Brevet Capital Management from May 2011 to June 2012. From May 2009 to May 2011, he was a Managing Director and Assistant General Counsel for Cantor Fitzgerald Securities/Cantor Fitzgerald & Co. Mr. Ewald was employed with Bank of America from 1999 to 2009, serving in various roles within the legal department and the Global Markets Group, including Managing Director and Chief Operating Officer of the Principal Capital Group, a proprietary investing group within Bank of America Securities. Mr. Ewald has served as director for several private companies, including as a director of Symplmed Pharmaceuticals, LLC since 2013, as a director of LIB Therapeutics, LLC since 2016 and as a director of CinRx Pharma, LLC since 2016. Mr. Ewald received his Bachelor of Science in Political Sciences from the University of Cincinnati and his Juris Doctorate from the University of Cincinnati College of Law.

Penelope J. Bucknell—Vice President, Human Resources

Penelope J. Bucknell joined Medpace in February 2012 as Vice President, Human Resources. Ms. Bucknell has also led the Global Travel department since joining the Company, and the Facilities department since January 2015. Prior to joining Medpace, Ms. Bucknell was the Human Resources Director, Europe and Latin America for Underwriters Laboratories from August 2008 to February 2012. Before that, from 1998 to 2008, she served as Director and Executive Director, Human Resources, EMEA and Asia Pacific for Pharmaceutical Product Development. Ms. Bucknell received her Bachelor of Science in Social Sciences from Brunel University and a Postgraduate Diploma in Personnel Management from PCL (now the University of Westminster). She is a Member of the Chartered Institute of Personnel and Development.

Non-Employee Directors

Dr. Supraj R. Rajagopalan—Director

Dr. Supraj R. Rajagopalan has served as a member of our Board since February 2014. Dr. Rajagopalan joined Cinven in 2004 and has been a partner since 2011. He currently leads Cinven’s Healthcare sector team, sits on the firm’s Executive Committee and is a member of the UK and Ireland regional team. From 2003 to 2004, he worked for The Boston Consulting Group, where he focused on projects in the financial services and healthcare sectors. Prior to this, he was a doctor in the UK National Health Service from 2001 to 2002. Dr. Rajagopalan has extensive experience serving as a director for a diverse group of European private and public companies. Dr. Rajagopalan graduated from Cambridge University with undergraduate and postgraduate degrees in Medical Sciences. Dr. Rajagopalan was chosen as a director because of his significant financial, investment and operational experience from his background in private equity finance, along with his past practice as a doctor.

Alexander F.S. Leslie—Director

Alexander F.S. Leslie has served as a member of our Board since February 2014. Mr. Leslie joined Cinven in 2006, has been a partner since January 2016 and is a member of Cinven’s Healthcare sector team and its UK and Ireland regional team. Prior to this, he worked in the Investment Banking Division of Morgan Stanley in London from 2003 to 2006. Mr. Leslie has extensive experience serving as a director for a diverse group of European private companies. Mr. Leslie has an MA in History from the University of Edinburgh. Mr. Leslie was chosen as a director because of his significant financial, investment and operational experience from his background in banking and private equity finance.

Matthew R. Norton—Director

Matthew R. Norton has served as a member of our Board since October 2015. Mr. Norton joined Cinven in 2010 and is a member of Cinven’s Healthcare sector team and its UK and Ireland regional team. Prior to joining Cinven, Mr. Norton worked in the Investment Banking Division of Citigroup in London from 2007 to 2010. There, he advised on M&A and restructuring deals across a range of sectors, including consumer, real estate and healthcare. Mr. Norton graduated from Imperial College London with an MSc in Physics. Mr. Norton was chosen as a director because of his significant financial, investment and operational experience from his background in banking and private equity finance.

Robert O. Kraft—Director

Robert O. Kraft has served as a member of our Board since July 1, 2016. Mr. Kraft has served as the Executive Vice President of CVS Health Corporation and the President of Omnicare, Inc., CVS’s long-term care business, since August 2015. From September 2012 to August 2015, Mr. Kraft served as Senior Vice President and Chief Financial Officer of Omnicare, Inc., and from November 2010 to September 2012, he served as Senior Vice President, Finance of Omnicare, Inc. Before joining Omnicare, Inc., Mr. Kraft was an audit partner at PricewaterhouseCoopers LLP, where he worked for 18 years. Mr. Kraft received his Bachelor’s Degree in Accounting from the University of Dayton. Mr. Kraft was chosen as a director because of his significant financial and accounting experience from his background as an audit partner at PricewaterhouseCoopers LLP and his experience as an executive of a public company.

Brian T. Carley—Director

Brian T. Carley has served as a member of our Board since July 1, 2016. Mr. Carley is currently the Senior Vice President and Chief Financial Officer of Clubessential, LLC, a privately held Software as a Service (SaaS) company providing member engagement software. He previously served as President and Chief Executive Officer of the Cincinnati USA Regional Chamber from 2014 to 2015. From 2002 to 2014, Mr. Carley worked at Deloitte & Touche LLP, where he served as regional and office audit division head and audit partner. Before joining Deloitte & Touche LLP, Mr. Carley was employed by Arthur Andersen LLP from 1976 to 2002. There, he served as office managing partner and audit partner. Mr. Carley also has extensive experience serving as a director for a diverse group of companies, including as a director of Assurex Health, Inc. from 2015 until its sale in August 2016, and as a director and officer of numerous civic and charitable organizations. Mr. Carley received his Bachelor of Science in Accountancy from the University of Illinois, and he is a retired Certified Public Accountant. Mr. Carley was chosen as a director because of his significant financial, accounting and directorship experience from his background as an audit partner at Deloitte & Touche LLP and Arthur Andersen LLP and his experience serving on boards.

Bruce Brown—Director

Mr. Brown has served as a member of our Board since October 2016. Mr. Brown currently serves as a member of the board of directors, Chairman of the Personnel Committee and a member of the Corporate Governance and Nomination Committee of Nokia Corporation.  He has been a member of Nokia Corporation’s board of directors, its Corporate Governance and Nomination Committee and its Personnel Committee since 2012, and has served as Chairman of the Personnel Committee since May 2014.  Mr. Brown also currently serves as a member of the board of directors and the Audit Committee and Nominating and Corporate Governance Committee of P. H. Glatfelter Company.  He has been a member of P. H. Glatfelter Company’s board of directors since 2014, and has been a member of its Audit Committee and its Nominating and Corporate Governance Committee since 2014.  Mr. Brown retired from The Procter & Gamble Company in 2014, where he served as Chief Technology Officer from 2008 to 2014 and in various executive and managerial positions in the Baby Care, Feminine Care and Beauty Care units from 1980 to 2008.  Mr. Brown has been a member of the board of directors of the Agency for Science, Technology & Research (A*STAR) in Singapore since 2011.  He was a member of the board of trustees of Xavier University from 2010 to May 2016.  Mr. Brown received his Bachelor of Science in Chemical Engineering from the Polytechnic Institute of New York University and his MBA in Marketing and Finance from Xavier University.  Mr. Brown was chosen as a director because of his significant experience as a member of the boards of directors and various committees of the boards of directors of public companies and as an executive of a public company.

Available Information

We are subject to the informational requirements of the Exchange Act and, in accordance therewith, file reports, including annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to the SEC. Our website address is http://www.medpace.com, and our investor relations website is located at investor.medpace.com. Information on our website is not incorporated by reference herein. Our SEC filings are also available for reading and copying at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with the other information included in this Annual Report on Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects. In these circumstances, the market price of our common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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

Clinical trials can be costly and for the Successor year ended December 31, 2016, 64.8% and 23.0% of our net service revenue was derived from small biopharmaceutical companies and mid-sized biopharmaceutical companies, respectively, which may have limited access to capital. In addition, we provide services to our customers before they pay us for some of our services. There is a risk that we may initiate a clinical trial for a customer, and the customer subsequently becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be legally or ethically bound to complete or wind down the trial at our own expense.

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

Backlog represents anticipated future net service revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. Our backlog as of December 31, 2016 was approximately $483.9. Once work begins on a project, net service revenue is recognized over the duration of the project. Projects may be terminated or delayed by the customer or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our net service revenue could be adversely affected. Moreover, in the event that a customer cancels a contract, we often would be entitled to receive payment for services provided up to the point of cancellation and for close-out activities for winding down the clinical trial, and reimbursement of all non-cancellable expenses. Typically, however, we have no contractual right to the full amount of the future net service revenue reflected in our backlog in the event of a contract cancellation or subsequent changes in scope that reduce the value of the contract. The duration of the projects included in our backlog, and the related net service revenue recognition, generally range from a few months to several years. Our backlog may not be indicative of our future net service revenue, and we may not realize all of the anticipated future net service revenue reflected in our backlog. A number of factors may affect the realization of our net service revenue from backlog, including:

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

We contract with biopharmaceutical companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include monitoring clinical trials, data and laboratory analysis, electronic data capture, patient recruitment and other related services. Such services are complex and subject to contractual requirements, government regulations, and ethical considerations. For example, we are subject to regulation by the FDA, and comparable foreign regulatory authorities relating to our activities in conducting pre-clinical studies and clinical trials. Before clinical trials begin in the United States, a drug is tested in pre-clinical trials that must comply with Good Laboratory Practice and other requirements. An applicant must file an IND, which must become effective before human clinical testing may begin. Further, an independent IRB, for each medical center proposing to participate in the clinical trial must review and approve the protocol for the clinical trial. Once initiated, clinical trials must be conducted pursuant to and in accordance with the applicable IND conditions, the requirements of the relevant IRBs, the Federal Food, Drug, and Cosmetic Act and its implementing regulations, including GCP, and other requirements. We are also subject to regulation by the Drug Enforcement Administration, or DEA, which regulates the distribution, recordkeeping, handling, security, and disposal of controlled substances. If we fail to perform our services in accordance with these requirements, regulatory authorities may take action against us or our customers. Such actions may include injunctions or failure of such regulatory authority to grant marketing approval of our customers’ products, imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in our clinical trials, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Customers may also bring claims against us for breach of our contractual obligations, and patients in the clinical trials and patients taking drugs approved on the basis of those trials may bring personal injury claims against us. Any such action could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.

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

The majority of our Phase I–IV contracts are fixed-fee contracts. We bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates. In addition, contracts with our customers are subject to change orders, which we commonly experience and which occur when the scope of work we perform needs to be modified from that originally contemplated by our contract with the customer. Modifications can occur, for example, when there is a change in a key trial assumption or parameter, a significant change in timing or a change in staffing needs. Furthermore, we may be unable to successfully negotiate changes in scope or change orders on a timely basis or at all, which could require us to incur cost outlays ahead of the receipt of any additional revenue. In addition, under US GAAP, we cannot recognize additional revenue anticipated from change orders until appropriate documentation is received by us from the customer authorizing the change. However, if we incur additional expense in anticipation of receipt of that documentation, we must recognize the expense as incurred. Such underpricing, significant cost overruns or delay in documentation of change orders could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Our success substantially depends on the collective performance, contributions and expertise of our senior management team, including Dr. August J. Troendle, our Chief Executive Officer and founder, and other key personnel including qualified management, professional, scientific and technical operating staff. There is significant competition for qualified personnel in the biopharmaceutical services industry, particularly for those with higher educational degrees, such as a medical or nursing degree, a Ph.D., or an equivalent degree, and our industry generally tends to experience relatively high levels of employee turnover. If any of our key employees were to join a competitor or to form a competing company, some of our customers might choose to use the services of that competitor or new company instead of our own. Furthermore, customers or other companies seeking to develop in-house capabilities may hire some of our senior management or other key employees. The departure of any key contributor, the payment of increased compensation to attract and retain qualified personnel or our inability to continue to identify, attract and retain qualified personnel or replace any departed personnel in a timely fashion may impact our ability to grow our business and compete effectively in our industry and may negatively affect our business, financial condition, results of operations, cash flows or reputation.

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

Although we did not have any customer that represented 10% or more of our net service revenue during the year ended December 31, 2016, we derive a significant portion of our revenues from a limited number of large customers. For the Successor year ended December 31, 2016, we derived 37.0% and 6.0% of our net service revenue from our top 10 customers and our largest customer, respectively. For more information about our largest customer, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” of Part III of this Annual Report on Form 10-K and Note 14 “Related Party Transactions” to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K. In addition, approximately 42.8% and 7.3% of our backlog, as of December 31, 2016, was concentrated among our top 10 customers and our largest customer by backlog concentration, respectively. Moreover, 2.4% of our backlog, as of December 31, 2016, was concentrated with our largest customer by net service revenue. If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. Also, consolidation in our actual or potential customer base results in increased competition for important market segments and fewer available customer accounts.

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

We have significant operations in foreign countries, including, but not limited to, countries in Europe, Latin America, Asia, the Middle East and Africa, that may require complex arrangements to deliver services on global contracts for our customers. As of December 31, 2016, approximately 34% of our workforce was located outside of North America, and for the Successor year ended December 31, 2016, 9.2% of our revenue was denominated in currencies other than the U.S. dollar. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

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

In the past, we have had net losses and we cannot assure you that we will achieve or sustain profitability on a quarterly or annual basis in the future. For the Successor years ended December 31, 2016 and 2015, the Successor nine month period ended December 31, 2014 and the Predecessor three month period ended March 31, 2014, our net income (loss) was $13.4 million, $(8.7) million, $(14.3) million and $(1.2) million, respectively. If we cannot maintain profitability, the value of our stock price may be impacted.

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

For the year ended December 31, 2016, approximately 9.2% of our revenue was denominated in currencies other than U.S. dollars, and 25.3% of our operational costs, including, but not limited to, salaries, wages and other employee benefits were denominated in foreign currencies. Of these exposures, 91.7% of our revenue denominated in foreign currencies, and 46.7% of our operational costs denominated in foreign currencies, were Euro denominated. Because a large portion of our net service revenue and expenses are denominated in currencies other than the U.S. dollar and our financial statements are reported in U.S. dollars, changes in foreign currency exchange rates could significantly affect our financial condition, results of operations and cash flows.

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

Our balance sheet reflects goodwill and intangibles assets of $661.0 million and $136.1 million, respectively, as of December 31, 2016. Collectively, goodwill and intangibles assets represented 81.4% of our total assets as of December 31, 2016. Our goodwill was recorded in connection with Cinven’s acquisition of us in 2014. In accordance with US GAAP, goodwill and indefinite lived intangible assets are not amortized, but are subject to a periodic impairment evaluation. We assess the realizability of our indefinite lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future discounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of our businesses. The carrying amount of the goodwill could be impaired if there is a downturn in our business or our industry or other factors that affect the fair value of our business, in which case a charge to earnings would become necessary. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets. For example, in conjunction with the 2015 fourth quarter annual assessment of goodwill, we determined that goodwill related to our Clinics reporting unit was impaired and we recognized an impairment charge of $9.3 million, which represented 100% of the goodwill that had been allocated to this reporting unit. Such impairment charges in the future could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Our revenues depend on the level of R&D expenditures, size of the drug development pipelines and outsourcing trends of the biopharmaceutical industry, including the amount of such R&D expenditures that is outsourced and subject to competitive bidding among CROs. Accordingly, economic factors and industry trends that affect biopharmaceutical companies affect our business. For example, if biopharmaceutical companies become less able to access capital in the future, they may commit less capital to our services going forward. Also, biopharmaceutical companies continue to seek long-term strategic collaborations with global CROs with favorable pricing terms. Many of our competitors seek out these collaborations, while we generally do not. If our competitors can successfully enter into these collaborations, it may reduce the share of the biopharmaceutical outsourcing business that we might otherwise be positioned to capture.

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

Numerous government bodies are considering or have adopted various healthcare reforms and may undertake, or are in the process of undertaking, efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and biopharmaceutical companies, including many of our customers. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, was signed into law, which, among other things, expanded, over time, health insurance coverage, imposed health industry cost containment measures, enhanced remedies against healthcare fraud and abuse, added new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on pharmaceutical and medical device manufacturers, added new requirements for certain applicable drug and device manufacturers to disclose payments to physicians, including principal investigators, and imposed additional health policy reforms, any of which may significantly impact the biopharmaceutical industry. We are uncertain as to the full effects of these reforms on our business and are unable to predict what legislative proposals, if any, will be adopted in the future. If regulatory cost containment efforts limit the profitability of new drugs, our customers may reduce their R&D expenditures, which could reduce the business they outsource to us. Similarly, if regulatory requirements for product testing are relaxed or harmonized across jurisdictions, or simplified drug approval procedures are adopted, the demand for our services could decrease. The result of the recent presidential election in the United States has added to the uncertainty regarding healthcare policies and regulations as the new presidential administration and U.S. Congress have called for the repeal of the Affordable Care Act.

Government bodies may also adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, product safety concerns and recommendations by the Drug Safety Oversight Board could change the regulatory environment for drug products, and new or heightened regulatory requirements may increase our expenses or limit our ability to offer some of our services. Additionally, new or heightened regulatory requirements may have a negative impact on the ability of our customers to conduct industry sponsored clinical trials, which could reduce the need for our services. These developments and the lack of clarity regarding future healthcare policies and regulations have created significant uncertainty that could adversely affect our business, financial condition, cash flows or results of operations.

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

The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country in which the personal data was collected or used. For example, U.S. federal regulations under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, including the Privacy and Security Rules, or collectively, HIPAA, generally require individuals’ written authorization, in addition to any required informed consent, before protected health information may be used for research and such regulations specify standards for de-identifications and for limited data sets. We may also be subject to applicable state privacy and security laws and regulations in states in which we operate. Two of our subsidiaries, Medpace Clinical Pharmacology, LLC and C-MARC, LLC, are covered entities under HIPAA. Further, because of amendments to the HIPAA Privacy and Security Rules that were promulgated on January 25, 2013, known as the Omnibus Final Rule, service providers to covered entities under HIPAA, known as business associates, are now directly subject to HIPAA. There are some instances where we may be a HIPAA “business associate” of a “covered entity,” meaning that we may be directly liable for any breaches of protected health information and other HIPAA violations. We are also liable contractually under any business associate agreements we have signed with covered entities. If we are determined to be a business associate, we would be subject to HIPAA’s enforcement scheme, which, as amended, can result in up to $1.5 million in annual civil penalties for each HIPAA violation. A single breach incident can result in multiple violations of the HIPAA standards, meaning that penalties could be in excess of $1.5 million. In addition, the Federal Civil Penalties Inflation Adjustment Improvement Act of 2015 required all federal agencies to adjust their civil monetary penalties to inflation, no later than August 1, 2016. As a result, the minimum annual penalties for each HIPPA violation which occurs later than February 17, 2009 is now $1.7 million.

HIPAA also authorizes state attorneys general to file suit on behalf of their residents for violations. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to file suit against us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of protected health information. In addition, HIPAA mandates that the Secretary of the U.S. Department of Health and Human Services conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance with the HIPAA privacy and security standards, and Phase two of these audits, focusing on business associates has begun.

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

Our Senior Secured Credit Facilities (as defined below) consist of a $165.0 million Senior Secured Term Loan Facility maturing in December 2021, or the Senior Secured Term Loan Facility, and a $150.0 million Senior Secured Revolving Credit Facility maturing in December 2021, or the Senior Secured Revolving Credit Facility, and, together with the Senior Secured Term Loan Facility, the Senior Secured Credit Facilities. At December 31, 2016, we had $165.0 million of outstanding indebtedness under our Senior Secured Term Loan Facility and no borrowings outstanding under our Senior Secured Revolving Credit Facility. In addition, we had up to $150.0 million of additional borrowing capacity available under our Senior Secured Revolving Credit Facility. Our substantial indebtedness could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to our Senior Secured Credit Facilities. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We might not be able to influence any of these alternatives on satisfactory terms or at all. Our substantial indebtedness could also:

☐	increase our vulnerability to adverse general economic, industry or competitive developments;
☐

require us to dedicate a more substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions, capital expenditures, and other general corporate purposes;

☐	limit our ability to make required payments under our existing contractual commitments, including our existing long-term indebtedness;
☐	limit our ability to fund a change of control offer;
☐	require us to sell certain assets;
☐	restrict us from making strategic investments, including acquisitions or cause us to make non-strategic divestitures;
☐	limit our flexibility in planning for, or reacting to, changes in market conditions, our business and the industry in which we operate;
☐	place us at a competitive disadvantage compared to our competitors that have less debt;
☐	cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;
☐	increase our exposure to rising interest rates because our borrowings are at variable interest rates; and
☐	limit our ability to borrow additional funds or to borrow on terms that are satisfactory to us.

For more information about our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness” of Part II of this Annual Report on Form 10-K and Note 8 to our audited consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

In addition, we are required to report compliance with two financial covenants that are tested at the end of each fiscal quarter. We are required to maintain a ratio of consolidated funded indebtedness minus unrestricted cash and cash equivalents (in the aggregate not to exceed $50 million and to include not more than $25 million of foreign unrestricted cash and cash equivalents) to consolidated EBITDA for the most recent four fiscal quarter period not to exceed 4.00:1.00; provided that we shall be permitted to increase the ratio to 4.50:1.00 in connection with any permitted acquisition or any other acquisition consented to by the Administrative Agent and the Required Lenders (each as defined in the Senior Secured Credit Agreement) with total cash consideration in excess of $25 million.  Such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive test periods thereafter.  We are also required to maintain a ratio of consolidated EBITDA to consolidated interest expense, in each case for the most recent four fiscal quarter period, of not less than 3.00:1.00. As of December 31, 2016, we were in compliance with all covenants under our Senior Secured Credit Agreement.

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

Because our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. As a result, we may incur higher interest costs if interest rates increase. These higher interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

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

As of December 31, 2016, Cinven owned approximately 56.5% of the outstanding shares of our common stock and Dr. August J. Troendle, our Chief Executive Officer and founder, through his direct ownership of 1,221,416 shares of our common stock and his beneficial ownership of 9,210,118 shares of our common stock held by MPI, controls approximately 25.6% of the outstanding shares of our common stock. Upon a distribution of our common stock held by MPI, our Chief Executive Officer would receive approximately 73.4% of such distributed shares. Accordingly, both Cinven and Dr. Troendle are able to exert a significant degree of influence or actual control over our management and affairs and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including:

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

Substantially concurrently with the closing of our initial public offering, or the IPO, Cinven and Dr. August J. Troendle, our Chief Executive Officer and founder, entered into a voting agreement, or the Voting Agreement. Pursuant to the terms of the Voting Agreement, for so long as Cinven and Dr. Troendle collectively hold at least 40% of our outstanding voting shares, or the Voting Agreement is otherwise terminated in accordance with its terms, Cinven has agreed to vote its shares of our common stock in favor of the election of Dr. Troendle to our Board (so long as Dr. Troendle remains our Chief Executive Officer) upon his nomination by our Board and Dr. Troendle has agreed to vote his shares of our common stock in favor of the election of the directors affiliated with Cinven upon their nomination by our Board; provided, that in the event that Cinven holds less than (a) 40% but greater than or equal to 25% of our voting shares then outstanding, Dr. Troendle shall be required to vote for two directors affiliated with Cinven, after giving effect to the directors then sitting on the Board, (b) 25% but greater than or equal to 10% of our voting shares then outstanding, Dr. Troendle shall be required to vote for one director affiliated with Cinven, after giving effect to the directors then sitting on the Board and (c) 10% of our voting shares then outstanding, Dr. Troendle shall not be required to vote for any directors affiliated with Cinven.

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

We currently do not have a nominating and corporate governance committee. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of NASDAQ. Cinven and Dr. Troendle, however, are not subject to any contractual obligation to retain their controlling interest. There can be no assurance as to the period of time during which Cinven and Dr. Troendle will maintain their ownership of our common stock. As a result, there can be no assurance as to the period of time during which we will be able to avail ourselves of the controlled company exemptions.

Upon the sale of a sufficient number of shares by Cinven or Dr. Troendle, we will no longer be a controlled company, and we may have difficulties complying with the NASDAQ rules listed above. We intend to comply with these NASDAQ rules if we cease to be a controlled company. However, there can be no assurance that we will be able to comply with such rules before the end of the phase-in period for compliance.

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

These provisions could also discourage proxy contests and make it more difficult for our shareholders to elect directors of their choosing and cause us to take other corporate actions our shareholders desire. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.

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

As a publicly traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we were not required to incur prior to our IPO. Further, these costs may increase after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, compliance with new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Customer Protection Act, or the Dodd-Frank Act, and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, and the rules and regulations of the SEC, has increased and will continue to increase our legal and financial compliance costs and make some activities more difficult, time-consuming or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly and current reports with respect to our business and operating results. Being a public company and being subject to new rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to continue to obtain coverage. As such, we expect to continue to incur additional annual expenses of $3.0 million to $4.0 million related to operating as a public company. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified members of our Board and adversely affect our operating margins.

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

Shares of our common stock may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of December 31, 2016, we had 40,662,856 shares of outstanding common stock. Outstanding shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that are held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be or are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

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

As shares are registered or otherwise sold pursuant to an exemption from registration under the Securities Act, our share price could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These sales might also make it more difficult for us to sell securities in the future at a time and at a price that we deem appropriate.

In the future, we may also issue additional securities if we need to raise capital or make acquisitions, which could constitute a material portion of our then-outstanding shares of common stock.

Because we have no current plans to pay regular cash dividends on our common stock, our shareholders may not receive any return on investment unless they sell their common stock for a price greater than that which they paid for it.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2016, we had 38 leased commercial locations in 27 countries across North America, Europe, Asia/Pacific, South America and Africa. We also own lab and office space in Leuven, Belgium and office space in Prague, Czech Republic. Most of these facilities consist solely of office space; however, we have five laboratories located across four facilities and a logistics warehouse. Our principal executive offices are located on a corporate campus in Cincinnati, Ohio consisting of three buildings totaling approximately 332,000 square feet. The leases for the buildings in our Cincinnati site expire in 2022, 2026 and 2027, respectively. None of our leases are individually material to our business model and all have either options to renew or are located in major markets with what we believe are adequate opportunities to continue business operations on terms satisfactory to us.

Item 3. Legal Proceedings.

We are party to legal proceedings incidental to our business and may become subject to additional legal proceedings in the future. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters, individually and in the aggregate, is reasonably likely to have a material adverse effect to our consolidated financial statements. Litigation is subject to inherent uncertainties. See Note 9 “Commitments, Contingencies and Guarantees—Legal Proceedings” to our consolidated financial statements included in Item 8 of Part II in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

On August 11, 2016, our common stock began trading on the NASDAQ Global Select Market under the symbol “MEDP”. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported by the NASDAQ Global Select Market for the period indicated.

	High	Low
Fiscal Year 2016
Fourth Quarter	$38.94	$28.50
August 11, 2016 through September 30, 2016	$31.35	$26.51

Holders of Record

On February 24, 2017, there were approximately 23 shareholders of record of our common stock. Because many of the shares of our common stock are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

Dividend Policy

We have not paid any dividends to date, nor do we have current plans to pay any cash dividends on our common stock for the foreseeable future and instead intend to retain earnings, if any, for future operations, expansion and debt repayment. However, in the future, subject to the factors described below and our future liquidity and capitalization, we may change this policy and choose to pay dividends.

We are a holding company which does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock is dependent upon cash dividends and distributions and other transfers from our subsidiaries. The ability of our subsidiaries to pay dividends is currently restricted by the terms of our Senior Secured Credit Facilities and may be further restricted by any future indebtedness we or they incur.

In addition, under Delaware law, our Board may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

Any future determination to declare dividends will be at the discretion of our Board and will take into account:

☐	restrictions in our debt instruments, including our Senior Secured Credit Facilities;
☐	general economic business conditions;
☐	our net income, financial condition and results of operations;
☐	our capital requirements;
☐	our prospects;
☐	the ability of our operating subsidiaries to pay dividends and make distributions to us;
☐	legal restrictions; and
☐	such other factors as our Board may deem relevant.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness” of Part II of this Annual Report on Form 10-K and Note 8 “Debt” to our audited consolidated financial statements in Item 8 of Part II on this Annual Report on Form 10-K for restrictions on our ability to pay dividends.

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

On October 31, 2016, an employee exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 2,370 shares of our common stock at a price of $14.40 per share and 1,111 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $52,100.

On December 18, 2016, an employee exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,852 shares of our common stock at a price of $14.40 per share and 371 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $32,700.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

The information included under the heading “Stock Performance Graph” is “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

Our common stock is listed for trading on the NASDAQ under the symbol “MEDP.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from August 11, 2016 through December 31, 2016, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on August 11, 2016 in the common stock of Medpace Holdings, Inc., in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Equity Compensation Plans

The information required by Part II, Item 5 of the Annual Report on Form 10-K regarding equity compensation plans is incorporated herein by reference to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

The following tables set forth, for the periods and at the dates indicated, our selected historical consolidated financial data. We have derived the selected consolidated financial data as of December 31, 2016 and 2015, and for the Successor years ended December 31, 2016 and 2015, the Successor nine month period ended December 31, 2014 and the Predecessor three month period ended March 31, 2014 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated financial data as of December 31, 2014 and for the Predecessor year ended December 31, 2013 from our audited consolidated financial statements not appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results we may achieve in any future period.

In April 2014, investment funds managed by Cinven Capital Management (V) General Partner Limited, or Cinven, a private equity firm, acquired 100% of the outstanding shares of Medpace IntermediateCo, Inc., or Medpace IntermediateCo, for an aggregate purchase price of $921.3 million. In connection with the acquisition, certain employees of the Company, through Medpace Investors, LLC, or MPI, agreed to contribute shares held in Medpace IntermediateCo in exchange for a percentage stake in Medpace Holdings, Inc. We refer to these transactions collectively, as the “Transaction.” Immediately following the Transaction, Cinven and MPI owned approximately 75% and 25%, respectively, of Medpace Holdings, Inc. See Note 2 “Change in Control” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information with respect to the Transaction.

On July 25, 2016, the Board of Directors (the “Board”) of the Company approved, and made legally effective, a 1-for-1.35 reverse stock split of the Company’s common stock. All share, stock option and per share information presented in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock.

The accompanying consolidated statements of operations, cash flows and shareholders' equity are presented for two periods: “Predecessor” and “Successor”, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of Medpace Holdings, Inc. and subsidiaries for both the Predecessor and Successor periods.

	SUCCESSOR			PREDECESSOR
(in thousands except per share data)	YEAR ENDED DECEMBER 31, 2016	YEAR ENDED DECEMBER 31, 2015	NINE MONTH PERIOD FROM APRIL 1, 2014 THROUGH DECEMBER 31, 2014	THREE MONTH PERIOD FROM JANUARY 1, 2014 THROUGH MARCH 31, 2014	YEAR ENDED DECEMBER 31, 2013
Consolidated Statements of Operations
Service revenue, net	$370,621	$320,101	$219,791	$70,250	$244,270
Reimbursed out-of-pocket revenue	50,961	38,958	28,708	7,679	28,620

Total revenue	421,582	359,059	248,499	77,929	272,890
Operating expenses:
Direct costs, excluding depreciation and amortization	198,510	163,707	117,550	38,759	119,779
Reimbursed out-of-pocket expenses	50,961	38,958	28,708	7,679	28,620
Selling, general and administrative	61,507	56,998	29,465	10,203	35,109
Acquisition and integration	-	-	9,297	12,420	-
Impairment of goodwill	-	9,313	-	-	-
Depreciation	7,442	6,379	4,610	1,832	6,665
Amortization	50,672	63,142	56,422	5,199	23,854

Total operating expenses	369,092	338,497	246,052	76,092	214,027

Income from operations	52,490	20,562	2,447	1,837	58,863
Other (expense) income, net:
Loss on extinguishment of debt	(10,726)	-	-	-	-
Miscellaneous (expense) income, net	(423)	(1,133)	(301)	1,213	(1,718)
Interest expense, net	(19,384)	(27,259)	(23,185)	(3,272)	(18,000)

Total other expense, net	(30,533)	(28,392)	(23,486)	(2,059)	(19,718)

Income (loss) before income taxes	21,957	(7,830)	(21,039)	(222)	39,145
Income tax provision (benefit)	8,532	843	(6,703)	1,014	14,301

Net income (loss)	$13,425	$(8,673)	$(14,336)	$(1,236)	$24,844
Net income (loss) per share attributable to common shareholders:
Basic	$0.38	$(0.28)	$(0.46)	$(0.05)	$0.99
Diluted	$0.37	$(0.28)	$(0.46)	$(0.05)	$0.95
Weighted average common shares outstanding:
Basic	35,690	31,346	30,869	25,047	25,204
Diluted	36,329	31,346	30,869	25,047	26,150

Cash Flow Data:
Net cash provided by operating activities	$91,732	$85,870	$61,995	$13,207	$97,704
Net cash used in investing activities	(13,422)	(6,432)	(905,992)	(827)	(4,472)
Net cash (used in) provided by financing activities	(58,008)	(116,489)	900,171	(17,968)	(95,851)

	SUCCESSOR			PREDECESSOR
(in thousands)	YEAR ENDED DECEMBER 31, 2016	YEAR ENDED DECEMBER 31, 2015	NINE MONTH PERIOD FROM APRIL 1, 2014 THROUGH DECEMBER 31, 2014	THREE MONTH PERIOD FROM JANUARY 1, 2014 THROUGH MARCH 31, 2014	YEAR ENDED DECEMBER 31, 2013
Other Financial Data:
Backlog (at period end) (1)	483,918	429,659	394,023	386,047	359,341
Net new business awards (2)	426,960	359,538	231,918	97,220	291,577

	SUCCESSOR
	AS OF	AS OF	AS OF
(Amounts in thousands )	DECEMBER 31, 2016	DECEMBER 31, 2015	DECEMBER 31, 2014
Consolidated Balance Sheet Data
Cash and cash equivalents	$37,099	$14,880	$54,285
Restricted cash	308	2,857	1,104
Accounts receivable billed and unbilled, net:	79,767	65,088	65,248
Working capital	(35,355)	(39,296)	(319)
Total assets	979,105	984,041	1,096,912
Total long-term debt, net (including current portion)	163,642	377,941	491,773
Total liabilities	368,395	570,567	694,942
Total shareholders' equity	610,710	413,474	401,970
Total liabilities and shareholders' equity	979,105	984,041	1,096,912

(1)

Backlog represents anticipated future net service revenue from net new business awards that have commenced, but have not been completed. However, because the contracts included in our backlog are generally terminable without cause, we do not believe that our backlog as of any date is necessarily a meaningful predictor of future results.

(2)

Net new business awards are new business awards net of award modifications and cancellations that had previously been recognized in backlog during the period. New business awards represent the value of anticipated future net service revenue that has been awarded during the period that is recognized in backlog. This value is recognized upon the signing of a contract or receipt of a written pre-contract confirmation from a customer that confirms an agreement in principle on budget and scope. New business awards also include contract amendments, or changes in scope, where the customer has provided written authorization for changes in budget and scope or has approved us to perform additional work as of the measurement date. Awards may not be recognized as backlog after consideration of a number of factors, including whether (i) the relevant net service revenue is expected only after a pending regulatory hurdle, which might result in cancellation of the study, (ii) the customer funding needed for commencement of the study is not believed to have been secured or (iii) study timelines are uncertain or not well defined. In addition, study amounts that extend beyond a three-year timeline are not included in backlog. The number and amount of new business awards can vary significantly from period to period, and an award’s contractual duration can range from several months to several years based on customer and project specifications.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” above and “Item IA. Risk Factors” in Part I of this Annual Report on Form 10-K.

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Endocrinology, Central Nervous System, or CNS, Antiviral and Anti-infective, or AVAI, as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 2,500 employees across 35 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

Cinven Transaction

In April 2014, investment funds managed by Cinven Capital Management (V) General Partner Limited, or Cinven, a private equity firm, acquired 100% of the outstanding shares of Medpace IntermediateCo, Inc., or Medpace IntermediateCo, for an aggregate purchase price of $921.3 million. In connection with the acquisition, certain employees of the Company, through Medpace Investors, LLC, or MPI, agreed to contribute shares held in Medpace IntermediateCo in exchange for a percentage stake in Medpace Holdings, Inc. We refer to these transactions collectively, as the “Transaction.” Immediately following the Transaction, Cinven and MPI owned approximately 75% and 25%, respectively, of Medpace Holdings, Inc. See Note 2 “Change in Control” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information with respect to the Transaction.

Stock Split

On July 25, 2016, the Board approved, and made legally effective, a 1-for-1.35 reverse stock split of the Company’s common stock. All share, stock option and per share information presented in the Successor consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. The Company made a cash payment to shareholders for all fractional shares which would have otherwise been required to be issued as a result of the reverse stock split. There was no change in number of authorized shares or the par value of the Company’s common stock.

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

Net service revenue, which is distinct from billing and cash receipt, is generally recognized based on the proportional performance methodology, which is determined by assessing the proportion of performance completed or delivered to date compared to total specific measures to be delivered or completed under the terms of the contract. The measures utilized to assess performance are specific to the service provided. Net service revenue for unit-of-service contracts is recognized as services are performed or delivered. Cancellation provisions in our contracts allow our customers to terminate a contract either immediately or according to advance notice terms specified within the applicable contract, which is typically 30 days. Contract cancellation may occur for various reasons, including, but not limited to, adverse patient reactions, lack of efficacy, or inadequate patient enrollment. Upon cancellation, we are entitled to fees for services rendered through the date of termination, including payment for subsequent services necessary to conclude the study or close out the contract. These fees are typically subject to negotiation and are realized as net service revenue when collection is reasonably assured. Changes in net service revenue from period to period are driven primarily by new business volume and task order execution activity, project cancellations, and the mix of active studies during a given period that can vary based on therapeutic area and or study life cycle stage.

Reimbursed Out-of-Pocket Revenue

Reimbursed out-of-pocket revenue consists primarily of expenses we incur in relation to projects that are reimbursed by our customers with no profit or mark-up. These expenses are defined in our contracts and generally include, but are not limited to, travel, meetings, printing, and shipping and handling fees. Such reimbursements received are included in revenue with the expenditures reflected as a separate component of operating expense. Certain fees paid to investigators and other disbursements in which we act as an agent on behalf of the study sponsor are reflected in the consolidated statements of operations with no resulting effect on our revenue or expenses.

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

Amortization

Amortization relates to finite-lived intangible assets recognized as expense using the straight-line method or using an accelerated method over their estimated useful lives, which range in term from 17 months to 15 years.

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

Key Performance Metrics

To evaluate the performance of our business, we utilize a variety of financial and performance metrics. These key measures include net new business awards and backlog.

Net New Business Awards and Backlog

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $427.0 million, $359.5 million, $231.9 million and $97.2 million for the Successor years ended December 31, 2016 and 2015, the Successor nine month period ended December 31, 2014 and the Predecessor three month period ended March 31, 2014, respectively.

Backlog represents anticipated future net service revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of December 31, 2016, our backlog increased by $54.2 million, or 12.6%, to $483.9 million compared to $ 429.7 million as of December 31, 2015. Included within backlog as of December 31, 2016 was approximately $265 million to $275 million that we expect to convert to net service revenue in 2017, with the remainder expected to convert to net service revenue in years after 2017.

The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $3.4 million for the Successor year ended December 31, 2016; unfavorable foreign currency adjustments of $3.6 million for the Successor year ended December 31, 2015; unfavorable foreign currency adjustments of $3.4 million for the Successor nine month period ended December 2014; and no net currency adjustments for the Predecessor three month period ended March 2014.

Backlog and net new business award metrics may not be reliable indicators of our future period revenue as they are subject to a variety of factors that may cause material fluctuations from period to period. These factors include, but are not limited to, changes in the scope of projects, cancellations, and duration and timing of services provided.

Exchange Rate Fluctuations

The majority of our contracts and operational transactions are U.S. dollar denominated.  The Euro represents the largest foreign currency denomination of our contractual and operational exposure.  As a result, a portion of our revenue and expenses is subject to exchange rate fluctuations. We have translated the Euro into U.S. dollars using the following average exchange rates based on data obtained from www.xe.com:

	SUCCESSOR			PREDECESSOR
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period From April 1, 2014 Through December 31, 2014	Period From January 1, 2014 Through March 31, 2014
U.S. dollars per Euro:	1.11	1.10	1.31	1.37

Results of Operations

Successor Year Ended December 31, 2016 compared to Successor Year Ended December 31, 2015

	SUCCESSOR
	Year Ended December 31,	Year Ended December 31,
(Amounts in thousands, except percentages)	2016	2015	Change	% Change
Service revenue, net	$370,621	$320,101	$50,520	15.8%
Reimbursed out-of-pocket revenue	50,961	38,958	12,003	30.8%
Total revenue	421,582	359,059	62,523	17.4%
Direct costs, excluding depreciation and amortization	198,510	163,707	34,803	21.3%
Reimbursed out-of-pocket expenses	50,961	38,958	12,003	30.8%
Selling, general and administrative	61,507	56,998	4,509	7.9%
Impairment of goodwill	-	9,313	(9,313)	(100.0)%
Depreciation	7,442	6,379	1,063	16.7%
Amortization	50,672	63,142	(12,470)	(19.7)%
Total operating expenses	369,092	338,497	30,595	9.0%
Income from operations	52,490	20,562	31,928
Loss on extinguishment of debt	(10,726)	—	(10,726)
Miscellaneous (expense) income, net	(423)	(1,133)	710
Interest expense, net	(19,384)	(27,259)	7,875
Income (loss) before income taxes	21,957	(7,830)	29,787
Income tax provision	8,532	843	7,689
Net income (loss)	$13,425	$(8,673)	$22,098

Service revenue, net and Reimbursed out-of-pocket revenue

For the Successor year ended December 31, 2016 service revenue, net increased by $50.5 million to $370.6 million, from $320.1 million for the Successor year ended December 31, 2015. The increase was primarily driven by strong activity within the Oncology and AVAI therapeutic areas.

Reimbursed out-of-pocket revenue increased by $12.0 million to $51.0 million for the Successor year ended December 31, 2016, from $39.0 million for the Successor year ended December 31, 2015. Reimbursed out-of-pocket revenues can fluctuate significantly from period to period based on the timing of program initiation or closeout, and these changes do not necessarily correlate to changes in net service revenue. The reimbursements were offset by an equal amount of reimbursed out-of-pocket expenses.

Direct costs, excluding depreciation and amortization and Reimbursed out-of-pocket expenses

Our direct costs, excluding depreciation and amortization increased by $34.8 million, to $198.5 million for the Successor year ended December 31, 2016 from $163.7 million for the Successor year ended December 31, 2015. The increase was primarily attributed to increases in employee related costs for additional personnel of $23.7 million, contracted services of $4.7 million, and laboratory costs of $2.3 million, all to support the growth in project activities.

Selling, general and administrative

Selling, general and administrative expenses increased by $4.5 million, to $61.5 million for the Successor year ended December 31, 2016 from $57.0 million for the Successor year ended December 31, 2015. The increase was primarily driven by an increase in bad debt of $3.0 million in the Successor year ended December 31, 2016 compared to the prior year, primarily due to higher bad debt expense incurred in 2016 of approximately $1.3 million compared to 2015, and a net bad debt recovery in the Successor year ended December 31, 2015 of $1.6 million that did not recur in 2016. The Successor year ended December 31, 2015 also benefitted from a $1.1 million gain on litigation from the settlement of an employment matter. The costs for certain advisory and professional fees related to the IPO in 2016 resulted in increases in expenses of $0.9 million while charitable contributions increased $0.6 million for the Successor year ended December 31, 2016 compared to the prior year. These increases were partially offset by a $1.4 million decrease in employee related costs for the Successor year ended December 31, 2016 compared to the prior year. This decrease was the result of a $4.3 million one-time stock based compensation award to our Chief Executive Officer during the Successor year ended December 31, 2015, partially offset by an increase in other employee related costs of $2.9 million for the Successor year ended December 31, 2016.

Impairment of goodwill

There was no impairment of goodwill for the Successor year ended December 31, 2016. During the Successor year ended December 31, 2015, we determined that the fair value of our Clinics reporting unit did not exceed its carrying value resulting in a $9.3 million impairment of goodwill. This impairment was identified during the annual impairment assessment in the fourth quarter of 2015 when we updated our forecasted discounted cash flows to reflect operating results that lagged prior forecasted results.

Depreciation and Amortization

Depreciation and amortization expense decreased by $11.4 million, to $58.1 million for the Successor year ended December 31, 2016 from $69.5 for the Successor year ended December 31, 2015. The decrease in depreciation and amortization was primarily related to the amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Loss on extinguishment of debt

During the Successor year ended December 31, 2016, in connection with entering into the Senior Secured Credit Facilities (as defined below), the Company recorded a loss on extinguishment of long-term debt of $10.7 million in the fourth quarter of 2016, of which $10.2 million related to unamortized loan origination fees from the credit agreement for our 2014 Senior Secured Credit Facilities (as defined below) and $0.5 million related to third party fees incurred during the fourth quarter of 2016.  There was no extinguishment of long-term debt in the Successor year ended December 31, 2015.

Miscellaneous (expense) income, net

Miscellaneous (expense) income, net decreased by $0.7 million to $0.4 million of expense for the Successor year ended December 31, 2016 from $1.1 million of expense for the Successor year ended December 31, 2015. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. Additionally, a $0.5 million gain was recognized during the Successor year ended December 31, 2016 in connection with the settlement of certain liabilities related to the Transaction. See Note 2 “Change in Control” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Interest expense, net

Interest expense, net decreased by $7.9 million to $19.4 million for the Successor year ended December 31, 2016 from $27.3 million for the year ended December 31, 2015. The decrease in interest expense, net for the Successor year ended December 31, 2016 was primarily related to the lower average outstanding balance under our Senior Secured Term Loan Facility (as defined below) and 2014 Senior Secured Term Loan Facility (as defined below) compared to the prior year. Additionally, our Senior Secured Term Loan Facility, which we entered into in the fourth quarter of 2016, has a lower rate of interest compared to the 2014 Senior Secured Term Loan Facility.

Income tax provision

Income tax provision increased by $7.7 million, to $8.5 million for the Successor year ended December 31, 2016 from $0.8 million for the Successor year ended December 31, 2015. The overall effective tax rates for the Successor years ended December 31, 2016 and 2015 were 38.9% and negative 10.8%, respectively. The change in effective tax rates and the increase in income tax provision was primarily due to an increase in pre-tax book income coupled with relatively consistent year over year rate reconciliation drivers.

Successor year ended December 31, 2015 compared to the Successor nine month period from April 1, 2014 through December 31, 2014 and Predecessor three month period from January 1, 2014 through March 31, 2014

	SUCCESSOR		PREDECESSOR
	Year Ended December 31,	Nine Month Period From April 1, 2014 Through December 31,	Three Month Period From January 1, 2014 Through March 31,
(Amounts in thousands, except percentages)	2015	2014	2014	Change	% Change
Service revenue, net	$320,101	$219,791	$70,250	$30,060	10.4%
Reimbursed out-of-pocket revenue	38,958	28,708	7,679	2,571	7.1%
Total revenue	359,059	248,499	77,929	32,631	10.0%
Direct costs, excluding depreciation and amortization	163,707	117,550	38,759	7,398	4.7%
Reimbursed out-of-pocket expenses	38,958	28,708	7,679	2,571	7.1%
Selling, general and administrative	56,998	29,465	10,203	17,330	43.7%
Acquisition and integration	-	9,297	12,420	(21,717)	(100.0)%
Impairment of goodwill	9,313	-	-	9,313	—
Depreciation	6,379	4,610	1,832	(63)	(1.0)%
Amortization	63,142	56,422	5,199	1,521	2.5%
Total operating expenses	338,497	246,052	76,092	16,353	5.1%
Income from operations	20,562	2,447	1,837	16,278
Miscellaneous (expense) income, net	(1,133)	(301)	1,213	(2,045)
Interest expense, net	(27,259)	(23,185)	(3,272)	(802)
(Loss) income before income taxes	(7,830)	(21,039)	(222)	13,431
Income tax provision (benefit)	843	(6,703)	1,014	6,532
Net (loss) income	$(8,673)	$(14,336)	$(1,236)	$6,899

Service revenue, net and Reimbursed out-of-pocket revenue

Net service revenue was $320.1 million for the Successor year ended December 31, 2015, compared to $219.8 million for the Successor nine month period ended December 31, 2014, and $70.3 million for the Predecessor three month period ended March 31, 2014. Contributing to growth in net service revenue in the Successor year ended December 31, 2015 was a larger number of active projects. On average, we converted 19.7% of our beginning of the quarter backlog to revenue each quarter during the Successor year ended December 31, 2015. In comparison, we converted an average of 18.7% and 19.6% of our beginning of quarter backlog to revenue each quarter during the Successor nine month period ended December 31, 2014 and Predecessor three month period ended March 31, 2014, respectively. Reimbursed out-of-pocket revenue was $39.0 million for the Successor year ended December 31, 2015, $28.7 million for the Successor nine month period ended December 31, 2014 and $7.7 million for the Predecessor three month period ended March 31, 2014. Reimbursed out-of-pocket revenues fluctuate significantly from period to period based on the timing of program initiation or closeout, and these changes do not necessarily correlate to changes in net service revenue. The reimbursements were offset by an equal amount of reimbursed out-of-pocket expenses.

Direct costs, excluding depreciation and amortization and Reimbursed out-of-pocket expenses

Direct costs, excluding depreciation and amortization were $163.7 million for the Successor year ended December 31, 2015, compared to $117.6 million for the Successor nine month period ended December 31, 2014 and $38.8 million for the Predecessor three month period ended March 31, 2014. The increase for the Successor year ended December 31, 2015 was primarily the result of an increase in revenue generating headcount from December 31, 2014 to support our increased project activity and new business awards.

While direct costs, excluding depreciation and amortization, increased in the Successor year ended December 31, 2015 compared to the Successor nine month period ended December 31, 2014 and Predecessor three month period ended March 31, 2014, they decreased to 51.1% of net service revenue, from 53.5% of net service revenue in the Successor nine month period ended December 31, 2014 and 55.2% of net service revenue for the Predecessor three month period ended March 31, 2015. An increase in headcount drove salaries, wages and other employee related direct costs to $119.8 million, or 37.4%, of net service revenue, from $86.8 million, or 39.5% of net service revenue, in the Successor nine month period ended December 31, 2014, and $25.7 million, or 36.6% of net service revenue, in the Predecessor three month period ended March 31, 2014. In addition, stock based compensation expense recognized in direct costs, excluding depreciation and amortization, was $9.2 million, or 2.9% of net service revenue, in the Successor year ended 2015, compared to $4.4 million, or 2.0% of net service revenue, in the Successor nine month period ended December 31, 2014 and $5.4 million, or 7.7% of net service revenue, in the Predecessor three month period ended March 31, 2014. Stock based compensation expense was elevated in the Predecessor three month period ended March 31, 2014 as a result of the acceleration of stock option vesting that occurred in advance of the Transaction.

Selling, general and administrative

Selling, general and administrative expenses were $57.0 million for the Successor year ended December 31, 2015, compared to $29.5 million for the Successor nine month period ended December 31, 2014, and $10.2 million for the Predecessor three month period ended March 31, 2014. The increase for the Successor year ended December 31, 2015 was primarily due to $13.1 million of stock based compensation expense related to the issuance of new stock based awards granted to select management personnel, recurring and accelerated amortization of previously granted restricted share awards, and the impact of mark-to-market expense adjustments due to an increase in the fair value of liability classified stock based awards. Stock based compensation expense was $1.0 million and $1.9 million for the Successor nine month period ended December 31, 2014 and Predecessor three month period ended March 31, 2014, respectively.

Selling, general and administrative expenses increased to 17.8% of net service revenue for the Successor year ended December 31, 2015, compared to 13.4% of net service revenue for the Successor nine month period ended December 31, 2014, and 14.5% of net service revenue for the Predecessor three month period ended March 31, 2014. The increase in selling, general and administrative expense as a percentage of net service revenue was primarily related to the aforementioned increase in stock based compensation expense to 4.1% of net service revenue for the Successor year ended December 31, 2015 from 0.5% of net service revenue for the Successor nine month period ended December 31, 2014 and 2.7% of net service revenue for the Predecessor three month period ended March 31, 2014. Further contributing to this increase as a percentage of net service revenue were higher salaries and wages. Salaries and wages as a percentage of net service revenue were 7.4% for the Successor year ended December 31, 2015, compared to 5.6% and 5.5% of net service revenue for the Successor nine month period ended December 31, 2014 and the Predecessor three month period ended March 31, 2014, respectively. Salaries and wages grew at a higher percentage than net service revenue for the Successor year ended December 31, 2015 as we continued to hire both sales force and administrative personnel in anticipation of future growth. Offsetting the increase in selling, general and administrative expense as a percentage of net service revenue were bad debt recoveries and gains on litigation matters of $2.7 million, or 0.9% of net service revenue, for the Successor year ended December 31, 2015, compared to bad debt expense and litigation losses of $2.2 million, or 1.0% of net service revenue, for the Successor nine month period ended December 31, 2014.

Acquisition and integration expenses

There were no acquisition and integration expenses for the Successor year ended December 31, 2015. Acquisition and integration expenses were $9.3 million for the Successor nine month period ended December 31, 2014 and $12.4 million for the Predecessor three month period ended March 31, 2014. These expenses included attorney fees, advisory fees and other professional service fees related to the Transaction.

Impairment of goodwill

During the Successor year ended December 31, 2015, we determined that the fair value of our Clinics reporting unit did not exceed its carrying value resulting in a $9.3 million impairment of goodwill. This impairment was identified during the annual impairment assessment in the fourth quarter of 2015 when we updated our forecasted discounted cash flows to reflect operating results that lagged prior forecasted results.

Depreciation and Amortization

Depreciation and amortization expense was $69.5 million for the Successor year ended December 31, 2015, compared to $61.0 million for the Successor nine month period ended December 31, 2014 and $7.0 million for the Predecessor three month period ended March 31, 2014. The increase in depreciation and amortization was primarily related to the amortization expense associated with the Transaction in which $274.7 million in finite-lived intangible assets that were identified and capitalized as part of the Transaction. Depreciation and amortization as a percentage of net service revenue, decreased to 21.7% in the Successor year ended 2015, compared to 27.8% for the Successor nine month period ended December 31, 2014. This decrease primarily related to the accelerated amortization methodology of our backlog and customer relationship intangibles. Within the Successor nine month period ended December 31, 2014 and the Predecessor three month period ended March 31, 2014, depreciation and amortization expense as a percentage of net service revenue increased to 27.8% from 10.0%, respectively. This increase was the result of the capitalization and amortization of the finite-lived intangible assets identified as part of the Transaction.

Miscellaneous (expense) income, net

Miscellaneous (expense) income, net was $1.1 million of expense for the Successor year ended December 31, 2015, compared to $0.3 million of expense for the Successor nine month period ended December 31, 2014 and $1.2 million of income for the Predecessor three month period ended March 31, 2014. Changes are mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest expense, net

Interest expense, net was $27.3 million for the Successor year ended December 31, 2015, compared to $23.2 million for the Successor nine month period ended December 31, 2014 and $3.3 million for the Predecessor three month period ended March 31, 2014. Interest expense, net was 8.5% of net service revenue for the Successor year ended December 31, 2015, compared to 10.5% of net service revenue for the Successor nine month period ended December 31, 2014 and 4.7% of net service revenue for the Predecessor three month period ended March 31, 2014. The change in interest expense, net was primarily attributed to the average lower outstanding balance under our Senior Secured Term Loan Facility in the Successor year ended December 31, 2015, compared to the Successor nine month period ended December 31, 2014, as $116.1 million of principal payments were applied to the Senior Secured Term Loan Facility throughout the year. For the Successor nine month period ended December 31, 2014, compared to the Predecessor three month period ended March 31, 2014, the increase in interest expense, net was related to entering into the Senior Secured Credit Facilities (as defined below) to finance a portion of the Transaction, which increased outstanding debt, net from $143.7 million (that was paid in full at the Transaction date) to $530.0 million as of April 1, 2014.

Income tax provision (benefit)

Income tax provision was $0.8 million for the Successor year ended December 31, 2015, compared to a benefit of $6.7 million for the Successor nine month period ended December 31, 2014 and a provision of $1.0 million for the Predecessor three month period ended March 31, 2014.

The effective tax rate for the Successor year ended December 31, 2015 was negative 10.8%, compared to 31.8% for the Successor nine month period ended December 31, 2014. This change in the effective tax rates was primarily the result of higher non-deductible expenses in the Successor year ended December 31, 2015. The nondeductible expenses for the Successor year ended December 31, 2015 included goodwill impairment and stock based compensation expense resulting from the vesting of stock based awards for foreign employees and an increase of domestic and foreign uncertain tax positions in the Successor year ended December 31, 2015. In the Successor nine month period ended December 31, 2014, the Company experienced significant nondeductible transaction costs resulting from the Transaction. Although both periods experienced high levels of nondeductible expenses, the total nondeductible expenses related to the Successor year ended December 31, 2015 exceeded nondeductible expenses incurred in the Successor nine month period ended December 31, 2014.

The effective tax rate for the Successor nine month period ended December 31, 2014 was 31.8%, compared to negative 456.1% for the Predecessor three month period ended March 31, 2014. The change in the effective tax rates between the Successor nine month period ended December 31, 2014 and the Predecessor three month period ended March 31, 2014 was primarily due to an increase in the valuation allowance on U.S. deferred tax assets relating to a capital loss that was recorded in the Predecessor three month period ended March 31, 2014 due to the sale of an investment. The valuation allowance was recorded in the Predecessor three month period ended March 31, 2014 because the Company did not anticipate generating capital gains that could be used to offset the capital loss. Another contributing factor was non-deductible stock based compensation expense recorded for the Predecessor three month period ended March 31, 2014 resulting from the acceleration of vesting of stock based awards for foreign employees that occurred prior to the Transaction.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our Senior Secured Revolving Credit Facility (as defined below). As of December 31, 2016, we had cash and cash equivalents of $37.4 million, including approximately $0.3 million of restricted cash, related to advanced payments received pursuant to certain sponsor contracts. Approximately $11.5 million of our cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of December 31, 2016.

On August 16, 2016, the Company completed its IPO of its common stock at a price of $23.00 per share.  We issued and sold 8,050,000 shares of common stock in the IPO.  The IPO raised net proceeds of approximately $173.6 million after deducting underwriting discounts and commissions.  We used the proceeds from our IPO, combined with cash on hand, to repay $175.0 million of outstanding borrowings under our 2014 Senior Secured Term Loan Facility.

On December 8, 2016, the Company entered into a credit agreement (the “Senior Secured Credit Agreement”) consisting of a $165.0 million term loan (the “Senior Secured Term Loan Facility”) and a $150.0 million revolving credit facility (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, the “Senior Secured Credit Facilities”). As of December 31, 2016, we had $150.0 million available for borrowing under our Senior Secured Revolving Credit Facility. Proceeds from the Senior Secured Term Loan Facility were used to repay and extinguish our obligations under the 2014 Senior Secured Credit Facilities as well as pay any fees, costs and expenses related thereto.

Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, payment of debt, selective strategic bolt-on acquisitions, other investments, additional expenses we expect to incur as a public company, and other general corporate needs for the next 12 months and on a longer-term basis. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt.  We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings.  While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises. We believe that our sources of liquidity and capital will be sufficient to finance our cash needs for the next 12 months and on a longer-term basis.  However, we cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Senior Secured Credit Facilities or otherwise, in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all, and any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. See “Item 1A. Risk Factors—Risks Relating to our Indebtedness—We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful” in Part I of this Annual Report on Form 10-K.

	SUCCESSOR			PREDECESSOR
	Year Ended December 31,	Year Ended December 31,	Nine Month Period From April 1, 2014 Through December 31,	Three Month Period From January 1, 2014 Through March 31,
Cash Flows (Amounts in thousands)	2016	2015	2014	2014
Net cash provided by operating activities	$91,732	$85,870	$61,995	$13,207
Net cash used in investing activities	(13,422)	(6,432)	(905,992)	(827)
Net cash (used in) / provided by financing activities	(58,008)	(116,489)	900,171	(17,968)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(632)	(601)	(785)	(25)
Increase (decrease) in cash, cash equivalents, and restricted cash	$19,670	$(37,652)	$55,389	$(5,613)

Cash Flows from Operating Activities

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

Net cash flows provided by operating activities was $91.7 million for the Successor year ended December 31, 2016 consisting of net income of $13.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $71.2 million, primarily related to amortization of intangibles of $50.7 million, depreciation of $7.4 million, loss on extinguishment of debt of $10.7 million, and stock based compensation expense of $9.8 million, offset by $9.0 million of benefit from deferred taxes. Changes in operating assets and liabilities provided $7.1 million in operating cash flows and were primarily driven by increased accrued expenses of $4.5 million primarily related to employee related costs, increased advanced billings of $14.7 million, offset by increased accounts receivable and unbilled services, net of $13.7 million, increased prepaid expenses and other current assets of $3.7, and a decrease in other assets and liabilities, net of $0.8 million.

Net cash provided by operating activities was $85.9 million for the Successor year ended December 31, 2015, consisting of a net loss of $(8.7) million. Adjustments to reconcile net loss to net cash provided by operating activities were $90.9 million, primarily related to amortization of intangibles of $63.1 million, depreciation of $6.4 million, impairment of goodwill of $9.3 million and stock based compensation expense of $22.3 million, offset by a tax benefit of $12.7 million. Changes in operating assets and liabilities provided $3.7 million in operating cash flows and were driven primarily by an increase in pre-funded cash and a decrease in prepaid assets, partially offset by a decrease in advanced billings.

Net cash provided by operating activities was $62.0 million for the Successor nine month period ended December 31, 2014, consisting of a net loss of $(14.3) million. Adjustments to reconcile net loss to net cash provided by operating activities were $58.7 million, primarily related to amortization of intangibles of $56.4 million. Changes in operating assets and liabilities over the period provided $17.6 million in operating cash flows and were driven primarily by an increase in accrued expenses related to employee incentive compensation of $11.0 million and an increase in advanced billings of $6.0 million.

Net cash provided by operating activities was $13.2 million for the Predecessor three month period ended March 31, 2014, consisting of a net loss of $(1.2) million. Adjustments to reconcile net loss to net cash provided by operating activities were $14.3 million, primarily related to stock based compensation expense of $7.3 million as a result of accelerated vesting of stock awards during this period, along with amortization of $5.2 million and depreciation of $1.8 million in the period. Changes in operating assets and liabilities over the period used $0.1 million in operating cash flows and were driven primarily by increases in accounts receivable and prepaid expense balances and decreases in accrued expenses as a result of incentive compensation payments in the period offset by an increase in accounts payable.

Cash Flow from Investing Activities

Net cash used in investing activities was $13.4 million for the Successor year ended December 31, 2016 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $6.4 million for the Successor year ended December 31, 2015 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $906.0 million in the Successor nine month period ended December 31, 2014. The cash used in investing activities was primarily related to the Transaction, which we completed for $901.8 million net of cash received in the Successor nine month period ended December 31, 2014. Cash used in the period for property and equipment expenditures was $4.2 million.

Net cash used in investing activities was $0.8 million in the Predecessor three month period ended March 31, 2014 consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $58.0 million for the Successor year ended December 31, 2016 primarily related to $390.1 million in principal payments on our 2014 Senior Secured Term Loan Facility, offset by the IPO proceeds received of $173.6 million, and the proceeds from the issuance of debt, net of original issue discount of $164.5 million related to the Senior Secured Credit Facilities. The remaining activity consisted of rental payments on deemed landlord assets, payment of debt issuance costs, and the payment of common stock issuance costs.

Net cash used in financing activities was $116.5 million in the Successor year ended December 31, 2015, primarily related to $116.1 million in principal payments on our 2014 Senior Secured Term Loan Facility.

Net cash provided in financing activities was $900.2 million for the Successor nine month period ended December 31, 2014. The cash provided was primarily related to $414.0 million from the issuance of common stock and $511.8 million, net of debt issuance costs, from the issuance of debt under our 2014 Senior Secured Term Loan Facility on April 1, 2014 as part of the Transaction. Debt payments under the 2014 Senior Secured Term Loan Facility offset total cash provided by $25.2 million in the period.

Net cash used in financing activities was $18.0 million in the Predecessor three month period ended March 31, 2014, primarily related to $23.1 million utilized to repay our then outstanding credit facility as of March 31, 2014. This amount was offset by $5.3 million of excess tax benefit received from the acceleration of vesting related to outstanding stock based compensation awards in conjunction with the Transaction.

Indebtedness

On December 8, 2016 (the “Closing Date”), Medpace IntermediateCo, Inc., as borrower (the “Borrower”), and Medpace Acquisition, Inc., a wholly-owned subsidiary of the Company, as parent guarantor (the “Parent Guarantor”), entered into the Senior Secured Credit Agreement, which provides for the Senior Secured Term Loan Facility of $165.0 million and the Senior Secured Revolving Credit Facility of $150.0 million. The Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility expire in December 2021. Borrowings under the Senior Secured Credit Facilities were utilized to repay and extinguish our obligations under our existing senior secured term loan facility (the “2014 Senior Secured Term Loan Facility”) and our existing senior secured revolving credit facility (the “2014 Senior Secured Revolving Credit Facility” and, together with the 2014 Senior Secured Term Loan Facility, the “2014 Senior Secured Credit Facilities”), as well as pay any related fees, costs and expenses.

The Senior Secured Credit Facilities are guaranteed by the Parent Guarantor and its material, direct or indirect wholly owned domestic subsidiaries, with certain exceptions, including where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. All of the obligations under the Senior Secured Credit Facilities are secured, subject to certain permitted liens and other exceptions, by substantially all of the assets of the Borrower and each guarantor, including, but not limited to, a perfected pledge of all of the capital stock of the Borrower and of each guarantor (other than the Parent Guarantor) and, subject to certain exceptions, perfected security interests in substantially all other tangible and intangible assets of the Borrower and each guarantor.

As of December 31, 2016, there was $165.0 million outstanding under the Senior Secured Term Loan Facility and no borrowings (other than undrawn letters of credit) outstanding under the Senior Secured Revolving Credit Facility. In connection with entering into the Senior Secured Credit Facilities, the Company recorded a loss on extinguishment of long-term debt of $10.7 million during the fourth quarter of 2016, of which $10.2 million related to unamortized loan origination fees from the credit agreement for our 2014 Senior Secured Credit Facilities and $0.5 million related to third party fees incurred during the fourth quarter of 2016.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at our option, either (i) the adjusted Eurocurrency rate based on LIBOR for U.S. dollar deposits for loans denominated in dollars, EURIBOR for Euro deposits for loans denominated in Euros and the offer rate for any other currencies for loans denominated in such other currencies for the relevant interest period plus an applicable margin from 1.25% to 2.25% based on the total net leverage ratio from less than 1.50:1.00 to greater than 3.75:1:00, or (ii) an alternative base rate (determined by reference to the highest of (a) the prime commercial lending rate of the administrative agent, as established from time to time, (b) the Federal Funds Rate plus 0.50% and (c) the one-month adjusted Eurocurrency rate for loans in

U.S. dollars plus 1.00%) plus an applicable margin from 0.25% to 1.25% based on the total net leverage ratio from less than 1.50:1.00 to greater than 3.75:1:00.  The applicable margin as of December 31, 2016 was 1.50% for Eurocurrency loans and 0.50% for base rate loans. At our discretion, we may choose interest periods of one, two, three or six months, which determines the interest rate to be applied. Interest on the Eurocurrency rate loan continues to be payable at the end of the selected Eurocurrency term and interest on the base rate tranche of the Senior Secured Term Loan Facility is payable quarterly in conjunction with any required principal payments.

We also pay commitment fees on a quarterly basis at an annual rate of 0.375% of the unused borrowings under the Senior Secured Revolving Credit Facility for the first full fiscal quarter after the Closing Date, and thereafter at 0.50% if the total net leverage ratio is greater than or equal to 3.00:1.00, or 0.375% if the total net leverage ratio is less than 3.00:1.00.

The Senior Secured Term Loan Facility will amortize in quarterly installments in aggregate annual amounts equal to (i) 7.5% of the original principal amount of the Senior Secured Term Loan Facility during the first year after the Closing Date, (ii) 10.0% of the original principal amount of the Senior Secured Term Loan Facility during the second year after the Closing Date, (iii) 10.0% of the original principal amount of the Senior Secured Term Loan Facility during the third year after the Closing Date, (iv) 12.5% of the original principal amount of the Senior Secured Term Loan Facility during the fourth year after the Closing Date and (v)15.0% of the original principal amount of the Senior Secured Term Loan Facility during the fifth year after the Closing Date. The first amortization payment is due at March 31, 2017 and the remaining balance of the original principal amount of the Senior Secured Term Loan Facility outstanding at maturity will be paid in a final balloon payment. The Senior Secured Revolving Credit Facility terminates on the fifth anniversary of the Closing Date and loans thereunder may be borrowed, repaid, and re-borrowed up to such date.

The following amounts are required to be prepaid in addition to quarterly installment payments and will be applied to repay the Senior Secured Term Loan Facility, subject to certain thresholds, carve-outs, exceptions and reinvestment rights: (a) to the extent that the net cash proceeds of non-ordinary course asset sales or other dispositions of property in a transaction or related transactions by the Borrower and its subsidiaries (including, without limitation, insurance and condemnation proceeds) exceeds $10 million in any fiscal year, 100% of such excess net cash proceeds; (b) 100% of the net cash proceeds of certain debt incurred by the Borrower and its restricted subsidiaries after the Closing Date; and (c) to the extent that net cash proceeds received by the Borrower and its restricted subsidiaries in connection with the disposition of any accounts receivable or related assets to a permitted receivables financing subsidiary exceeds $5 million at any time, 100% of such excess net cash proceeds. In addition to the mandatory payments above, the Borrower may voluntarily repay the outstanding Senior Secured Term Loan Facility without premium or penalty, subject to certain restrictions.

The Senior Secured Credit Facilities are subject to customary negative covenants that, among other things, limit the Borrower and its restricted subsidiaries to, subject to certain exceptions and carve outs:

•	create, incur or assume any lien upon any of the property, assets or revenue;
•	make or hold certain investments;
•	incur or assume any indebtedness;
•	merge, dissolve, liquidate or consolidate with or into another person;
•	make certain dispositions of property or other assets (including sale leaseback transactions);
•	declare or make certain restricted payments, including dividends;
•	enter into certain transactions with affiliates;
•	prepay subordinated debt;
•	enter into burdensome agreements;
•	engage in any material line of business substantially different from currently conducted business; or
•	change fiscal year.

In addition, the Borrower is required to report compliance with two financial covenants that are tested at the end of each fiscal quarter. The Borrower is required to maintain a ratio of consolidated funded indebtedness minus unrestricted cash and cash equivalents (in the aggregate not to exceed $50 million and to include not more than $25 million of foreign unrestricted cash and cash equivalents) to consolidated EBITDA for the most recent four fiscal quarter period not to exceed 4.00:1.00; provided that the Borrower shall be permitted to increase the ratio to 4.50:1.00 in connection with any permitted acquisition or any other acquisition consented to by Administrative Agent and the Required Lenders (as defined in the Senior Secured Credit Agreement) with total cash consideration in excess of $25 million.  Such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive test periods thereafter.  The Borrower is also required to maintain a ratio of consolidated EBITDA to consolidated interest expense, in each case for the most recent four fiscal quarter period, of not less than 3.00:1.00. The Company was in compliance with all financial covenants as of December 31, 2016.

The Senior Secured Credit Facilities contain certain events of default, including, among others, non-payment of principal or interest, breach of the covenants, cross default and cross acceleration to certain other indebtedness, defaults on monetary judgment orders, certain ERISA events, certain bankruptcy and insolvency events, actual or asserted invalidity of any guarantee or security document and change in control.

As of December 31, 2016, we had total indebtedness of $165.0 million, all of which was attributed to outstanding borrowings on the Senior Secured Term Loan Facility. There were no outstanding borrowings under the Senior Secured Revolving Credit Facility as of December 31, 2016. In addition, as of December 31, 2016, we had $0.1 million in undrawn letters of credit outstanding related to certain operating lease obligations, which are secured by the Senior Secured Revolving Credit Facility.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our future payments for all contractual obligations and commercial commitments for the years subsequent to the Successor year ended December 31, 2016:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$165,000	$12,375	$33,000	$119,625	$-
Interest on long-term debt	17,059	4,689	7,053	5,317	-
Operating lease obligations	29,352	6,956	10,145	7,151	5,100
Deemed landlord liabilities	43,577	3,792	7,823	8,028	23,934
Total	$254,988	$27,812	$58,021	$140,121	$29,034

The interest payments on long-term debt in the above table are based on interest rates in effect as of December 31, 2016.

We have recorded a tax liability for unrecognized benefits for uncertain tax positions of $4.3 million, which has not been included in the above table due to the uncertainties in the timing of settlement of the income tax positions.

We are a party to certain vendor contracts related to clinical services that if cancelled may require payments for services performed and potentially additional services required to protect safety of subjects.  The value of these potential wind-down provisions is generally borne by our customers and is not practical to estimate.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, or US GAAP, requires us to make a variety of decisions which affect reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience and other assumptions. Actual results could differ from our estimates. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

Net Service Revenue Recognition

We generally enter into contracts with customers to provide services ranging in duration from a few months to several years. The contract terms generally provide for payments based on a fixed-fee or unit-of-service arrangement. Revenue on these arrangements is recognized when there is persuasive evidence of an arrangement, the service offering has been delivered to the customer, the arrangement consideration is determinable and the collection of the fees is reasonably assured.

A majority of our contracts provide for services based on a fixed-fee arrangement, in which revenue is recognized based on the proportional performance methodology. Under this methodology, revenue recognition is determined by assessing the proportion of performance completed or delivered to date compared to total specific measures to be delivered or completed under the terms of the arrangement. The measures utilized to assess performance are specific to the service provided, and the Company generally compares the ratio of hours completed to the total estimated hours necessary to complete the contract. A detailed project budget by hours is developed based on many factors, including, but not limited to, the scope of the work, the complexity of the study, the participating geographic locations and the Company’s historical experience. We believe the reporting and estimation of hours is the best available measure of progress on many of the services provided and best reflects the pattern in which obligations to customers are fulfilled. To assist with the estimation of hours expected to complete a project, regular contract reviews for each project are performed in which performance to date is compared to the most current estimate to complete assumptions. The reviews include an assessment of effort incurred to date compared to expectations based on budget assumptions and other circumstances specific to the project. The total estimated hours necessary to complete a fixed-fee contract, based on these reviews, is updated and any revisions to the existing hours budget result in cumulative adjustments to the amount of revenue recognized in the period in which the revisions are identified. Because of the uncertainties inherent in estimating the hours necessary to fulfill contractual obligations, it is possible that estimates may change in the near term, resulting in a material change in revenue reported.

Fixed-fee contracts provide for pricing modifications upon scope of work changes. We recognize revenue related to work performed in connection with scope changes when the underlying services are performed, a binding contractual commitment has been executed with the customer and collectability is reasonably assured. If our customers do not agree to price renegotiation upon changes in our scope of work, we could be exposed to cost overruns and reduced contract profitability. Costs are not deferred in anticipation of contracts being awarded or amendments being finalized, but are expensed as incurred.

For unit-of–service arrangements, we recognize revenue in the period in which the unit is delivered. Service unit elements largely consist of various project management, consulting and analytical testing services.

Many contractual arrangements combine multiple service elements. For these contracts, arrangement consideration is allocated to identified units of accounting based on the relative selling price of each unit of account. The best evidence of selling price of a unit of accounting is vendor specific objective evidence, or VSOE, which is the price charged when the deliverable is sold separately. When VSOE is not available to determine selling price, management uses relative third party evidence, if available. When neither VSOE nor third party evidence of selling price exists, we use the best estimate of selling price considering all relevant information that is available without undue cost and effort.

Most contracts are terminable by the customer, either immediately or according to advance notice terms specified within the contracts. These contracts require payment of fees to us for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract. Final settlement amounts are typically subject to negotiation with the customer. These amounts are included in net service revenue when realization is reasonably assured. We occasionally enter into volume rebate arrangements with customers that provide for rebates if certain specified spending thresholds are met. These rebate obligations are recorded as a reduction of revenue when it appears probable that the customer will earn the rebates and the related amount is estimable.

We record revenue net of any tax assessments by governmental authorities that are imposed and concurrent with specific revenue generating transactions.

Allowance for Doubtful Accounts

We grant credit terms to our customers prior to signing a service contract and monitor creditworthiness on an ongoing basis. We assess ongoing collectability by customer through a variety of performance indicators including age of billed receivable, billing type, knowledge of available funding and other information available through internal research. A large percentage of our customers are small biopharmaceutical companies that rely on funding from investors to finance their operations. This creates a heightened risk related to their creditworthiness. The Company maintains an allowance for doubtful accounts for accounts receivable specifically identified that are at risk of not being collected.

Uncollectible accounts receivable are written off only after all reasonable collection efforts have been exhausted. Moreover, in many cases the Company requires advance payment from its customers for a portion of the study contract price upon the signing of a service contract. These advance payments are deferred and recognized as revenue as services are performed.

Long-Lived Assets, Goodwill and Indefinite Lived Intangible Assets

Tangible Assets

Long-lived assets, primarily property and equipment and finite-lived intangible assets, are reviewed for impairment and the reasonableness of the estimated useful lives whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable or that a change in useful life may be appropriate. Recoverability for long-lived assets is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount of the assets, then the Company reduces the carrying value of the assets to estimated fair values, which are primarily based upon forecasted discounted cash flows. Fair value of long-lived assets is determined based on a combination of discounted cash flows and market multiples.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. As a result of the Transaction, we recognized $670.3 million of goodwill that was allocated to and recorded at the reporting unit level. Our reporting units are Phase II-IV clinical research services, or Phase II-IV, Laboratories and Clinics.

The carrying value of goodwill is reviewed at least annually for impairment, or as indicators of potential impairment are identified, at the reporting unit level. We perform our annual goodwill impairment test during the fourth quarter each year, utilizing the quantitative two step model defined by accounting guidance which governs such assessments. The first step involves the comparison of each of our reporting unit carrying values, inclusive of assigned goodwill, to their respective estimated fair values. If a reporting unit carrying value exceeds estimated fair value, a second step requiring us to calculate the implied reporting unit goodwill fair value is performed. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation of reporting unit fair value to the reporting units identified assets and liabilities. The resulting implied goodwill fair value is compared to carrying value to determine the extent of impairment, if any exists. Reporting unit fair value is estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method. The reporting unit’s discounted cash flow analysis requires significant management judgment with respect to net service revenue, direct costs, excluding depreciation and amortization, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate. The projected revenue and expense assumptions and capital expenditures are based on our annual and long-term business plans. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations.

In conjunction with the 2015 fourth quarter annual assessment of goodwill, we determined that goodwill related to our Clinics reporting unit was impaired and we recognized an impairment charge of $9.3 million, which represents 100% of the goodwill that had been allocated to this reporting unit. This impairment was identified during the annual impairment assessment in the fourth quarter of 2015 when we updated our forecasted discounted cash flows related to the reporting unit to reflect operating results that lagged prior forecasted results. For our Phase II-IV and Laboratories reporting units, the reporting units’ fair values substantially exceeded their respective carrying values including allocated goodwill. There was no indication of impairment related to goodwill based on the fourth quarter 2016 assessment.

This process is inherently subjective and dependent upon estimates and assumptions we make. In determining our expected future cash flows, we assume that we will continue to acquire and convert new business to contract, execute on these contracts with reasonable profit, collect customer receivables and thus generate positive cash flows. However, future declines in the operating results of these reporting units could indicate a need to reevaluate the fair value of these components under accounting guidance governing goodwill and may ultimately result in future impairment. We continue to monitor for any potential indicators of impairment.

Intangible Assets

The Company has an indefinite lived intangible asset related to its trade name valued at $31.6 million. The carrying value of the trade name asset is reviewed at least annually for impairment, or as indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation. The relief from royalty method requires management judgment with respect to projected net service revenue, profitability and growth and the selection and use of an appropriate discount rate. There was no indication of impairment related to the trade name asset based on the fourth quarter 2016 assessment.

Our assessment of impairment charges on any assets classified currently as having indefinite lives could change in future periods if certain events were to occur, including, but not limited to, the following: a significant change in business results, an increase in our discount rates due to a change in our weighted average cost of capital, a decrease in growth rates, economic deterioration that is more severe or longer in duration than anticipated or another significant economic event.

Finite-lived intangible assets consist mainly of the value assigned to customer relationships, backlog and developed technologies. Finite-lived intangible assets are amortized straight-line or using an accelerated method over their estimated useful lives, which range in term from 17 months to 15 years. Amortization expense recognized related to finite lived intangible assets was $50.7 million for the Successor year ended December 31, 2016, $63.1 million for the Successor year ended 2015, $56.4 million for Successor nine month period ended December 31, 2014 and $5.2 million for the Predecessor three month period ended March 31, 2014.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgement is required in the forecasting of taxable income using historical and projected future operating results in determining our provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable and receivable, and deferred taxes.

We record deferred tax assets and liabilities based on temporary differences between the financial statement bases and tax bases of assets and liabilities. Deferred tax assets are recorded for tax benefit carryforwards using tax rates anticipated to be in effect in the year in which temporary differences are expected to reverse. If it does not appear more likely than not that the full value of a deferred tax asset will be realized, the Company records a valuation allowance against the deferred tax asset, with an offsetting charge to the Company’s income tax provision or benefit.

The recoverability of our deferred tax assets is estimated based on consideration of all available positive and negative evidence, including, but not limited to, our ability to generate a sufficient level of future taxable income, reversals of deferred tax liabilities (other than those with an indefinite reversal period), tax planning strategies and recent financial performance. The assessment of recoverability is performed on a jurisdiction by jurisdiction basis. Based on the analysis of the above factors, we determined that as of December 31, 2016 and December 31, 2015 a valuation allowance in the amount of $1.0 million was required relating to certain foreign operating loss carryforwards, a U.S. capital loss carryforward and U.S. state and local tax credits and carryforwards. Differences in actual results compared to our estimates and changes in our assumptions could result in an adjustment to the valuation allowance in the future and would generally impact earnings or other comprehensive income depending on the nature of the respective deferred asset for which the valuation allowance exists.

We have recognized certain liabilities, including penalties and interest in the amount of $1.0 million as of the Successor year ended December 31, 2016, within other long-term liabilities on the consolidated balance sheets. These relate to uncertain tax positions that are subject to various assumptions and judgement. Liabilities for these uncertain tax positions are assessed on a position by position basis. The calculation of these liabilities involves dealing with uncertainties in the application of complex tax regulations in both domestic and foreign jurisdictions. These positions may be subject to audit and review by tax authorities, and may result in future taxes, interest and penalties if we are unsuccessful in defending our positions. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively would result.

As of December 31, 2016 and 2015, as a result of an updated analysis of future cash needs in the United States and opportunities for investment outside the United States, we assert that all foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. These undistributed earnings of foreign subsidiaries will support future growth in foreign markets and maintain current operating needs of foreign locations. We will continue to monitor our assertion related to investment of foreign earnings.

Stock Based Compensation

We have stock based compensation plans in which we issue stock based awards to employees and directors in the form of vested common shares, stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), or other cash based or stock dividend equivalent awards.  All of our currently outstanding awards are subject to equity classification pursuant to the terms of the award grants and based on accounting guidance which governs such transactions. Accounting guidance applicable to equity classified awards require all stock based compensation, including vested shares, grants of employee stock options and restricted stock to be recognized in the consolidated statements of operations based on their grant date fair values.

We estimate the fair value of our stock options utilizing the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions including: the expected stock price volatility, the calculation of the expected holding period of the award, the risk free interest rate and expected dividends on the underlying common stock. Due to the lack of Company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of peer companies that are most representative of our company. The historical volatility is calculated based on a period of time commensurate with the expected holding period assumption. The holding period represents the period that our option awards are expected to be outstanding. We use the simplified method as prescribed by accounting guidance governing such awards, to calculate the expected term for options granted to employees as we do not have sufficient historical evidence data to provide a reasonable basis upon which to estimate the expected holding period. This simplified method utilizes the mid-point between the vesting date and the date of the contractual term. The risk free rate is based on extrapolated rates of U.S. Treasury bonds whose terms are consistent with the expected holding period of the stock options. We have assumed a dividend yield of zero as we have not historically paid any dividends on our common stock.

All our stock based option awards are subject to service based vesting conditions. Compensation expense related to stock option awards to employees is recognized on a straight line basis based on the grant date fair value over the associated service period of the award, which is equal to the vesting term. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates.

The following table summarizes the key weighted average assumptions used in the Black-Scholes-Merton option pricing model to calculate the fair value of options during the periods:

	SUCCESSOR			PREDECESSOR
	Year Ended	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	December 31,	March 31,
	2016	2015	2014	2014
Expected holding period - years	3.6	4.2	5.4	N/A
Expected volatility	30.2%	36.4%	41.8%	N/A
Risk-free interest rate	1.0%	1.2%	1.7%	N/A
Expected dividend yield	0.0%	0.0%	0.0%	N/A

The assumptions used in the table above reflect both grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting and reflect a fair value calculation for stock options outstanding in the period subject to liability-classified stock compensation accounting.  As of December 31, 2016 all outstanding stock based awards were subject to equity classification through either modifications of the award terms and conditions that occurred during the Successor year ended December 31, 2016, or based on terms and conditions applicable as of the grant date.

The weighted average grant date fair value of employee stock options granted was $6.91 for the Successor year ended December 31, 2016, $3.81 for the Successor year ended December 31, 2015, $4.33 for Successor nine month period ended December 31, 2014 and not applicable for the Predecessor three month period ended March 31, 2014.

Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The new guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related disclosures in the notes to financial statements.  The Company adopted ASU 2014-15 in the fourth quarter of 2016.  As a result of this adoption the Company designed and implemented processes and controls to evaluate whether substantial doubt, as defined in the ASU 2-14-15, exists for each interim and annual reporting period in order to provide for appropriate disclosure.  As of the issuance of this Annual Report on Form 10-K, the Company has determined that no conditions or events, considered individually as well as in aggregate in aggregate, exist that would raise substantial doubt about the entity’s ability to continue as a going concern.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This provides guidance for a customer’s accounting for cloud computing costs. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. This standard may be applied prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The Company adopted ASU 2015-05 in the first quarter of 2016. There was no impact to the Company’s consolidated statements of operations, comprehensive (loss) income, shareholders’ equity or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after

December 15, 2017, and for interim periods within those fiscal years. The Company, as permitted by ASU 2016-15, early adopted ASU 2016-15 in the fourth quarter of 2016. There was no impact to the Company’s consolidated cash flows and the adoption did not result in the reclassification of prior periods cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in practice by requiring the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company, as permitted by ASU 2016-18, early adopted ASU 2016-15 in the fourth quarter of 2016.  As a result of this adoption, cash flows resulting from changes in restricted cash balances, are no longer presented as a component of net cash provided by operating activities in the Company’s consolidated statements of cash flows, but have been reclassified and combined within Increases/(Decreases) in Cash and Cash Equivalents and Restricted Cash. This reclassification was retrospectively applied to all periods presented within the consolidated statements of cash flows.

Recently Issued Accounting Standards
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new guidance is intended to simplify certain aspects of accounting for share-based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early adoption is permitted, but all guidance must be adopted in the same period. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 will be applied on a modified retrospective basis and to each prior reporting period presented and is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 ‘‘Revenue from Contracts with Customers,’’ to clarify the principles of recognizing revenue and create common revenue recognition guidance between US GAAP and International Financial Reporting Standards. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASUs’ 2016-12, 2016-10 and 2016-08 all clarify the interpretation guidance in ASU No. 2014-09, “Revenue from Contracts with Customers” specifically related to narrowing specific aspects of Topic 606 and adding illustrative examples to assist in the application of the guidance. The effective date and transition requirements in ASUs’ 2016-12, 2016-10, and 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The new standard allows for either a retrospective or modified retrospective approach to transition upon adoption. The new standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company will adopt ASU 2014-09 as well as the clarified guidance in ASUs’ 2016-12, 2016-10, 2016-08 during the first quarter of 2018, as required, but is still evaluating its transition approach upon adoption. The Company is currently evaluating the impact of this new standard on its consolidated financial statements. In 2017, the Company will be rewriting its revenue recognition accounting policy and drafting new revenue disclosures to reflect the requirements of this standard. The Company also continues to evaluate the impact this guidance will have on our consolidated financial statements including but not limited to review of its performance obligations in its fixed fee contracts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, inflation, interest rates, and other relevant market rates or prices changes. We are exposed to market risk from changes in foreign currency exchange rates, interest rates, inflation rate and credit risk and we regularly evaluate our exposure to such changes.

Foreign Currency Risk

We have business operations globally, and accordingly, we are exposed to foreign currency fluctuations that can affect our financial results. For the Successor years ended December 31, 2016 and 2015, approximately 9.2% and 8.4% of our revenue was derived from contracts denominated in currencies other than the U.S. dollar, whereas 25.3% and 24.9% of our operational costs, including, but not limited to, salaries, wages and other employee benefits, were derived in foreign currencies. Of these exposures, 91.7% and 94.9% of revenue denominated in foreign currencies and 46.6% and 46.8% of operational costs denominated in foreign currencies were Euro denominated.  Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. We recalculated our reported pre-tax income for the Successor years ended December 31, 2016 and 2015 using foreign exchange rates that were 10% higher and 10% lower than actual exchange rates utilized during the year. When utilizing foreign exchange rates 10% higher than actual exchange rates, our pre-tax income for the Successor years ended December 31, 2016 and 2015 is positively impacted by approximately $3.6 million and $3.2 million, respectively. When utilizing foreign exchange rates 10% lower than actual exchange rates, our pre-tax income for the Successor years ended December 31, 2016 and 2015 is negatively impacted by approximately $3.6 million and $3.2 million.

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

Interest Rates

We are primarily exposed to interest rate risk through our Senior Secured Credit Facilities. As of the Successor year ended December 31, 2016, we had outstanding amounts related to the Senior Secured Credit Facilities of $163.7 million (net of an unamortized discount of $0.5 million and unamortized debt issuance costs of $0.8 million). As of the Successor year ended December 31, 2015, we had outstanding amounts related to the 2014 Senior Secured Credit Facilities of $377.9 million (net of an unamortized discount of $2.0 million and unamortized debt issuance costs of $10.1 million). Both the Senior Secured Credit Facilities and the 2014 Senior Secured Credit Facilities are, or were, subject to variable interest rates. Each quarter-point increase or decrease in the applicable interest rate as of the Successor year ended December 31, 2016 would change our interest expense by approximately $0.8 million for the Successor year ended December 31, 2016. The Senior Secured Credit Facilities are not subject to any interest rate caps or floors. For the 2014 Senior Secured Credit Facilities, the applicable LIBOR interest rate, our primary interest rate exposure, was subject to a 1.00% floor. As the applicable LIBOR interest rate as of the Successor year ended December 31, 2015 was less than the floor, the applicable interest rate would have had to rise by 57 basis points to impact interest expense. Each quarter point increase in the applicable interest rate above the floor as of the Successor year ended December 31, 2015 would have changed our interest expense by approximately $1.1 million for the Successor year ended December 31, 2015.

Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, and accounts receivable and unbilled, net. The cash and cash equivalent balances are held and maintained with high-quality financial institutions with reputable credit ratings and, consequently, we believe that such funds are subject to minimal credit risk.

We generally do not require collateral or other securities to support customer receivables. In the Successor years ended December 31, 2016 and 2015, credit losses have been immaterial and within our expectations. Moreover, in many cases we require advance payment from our customers for a portion of the study contract price upon the signing of a service contract which helps to mitigate credit risk. As of  the Successor years ended December 31, 2016 and 2015, there were no major customers accounting for more than 10% of our accounts receivable and unbilled, net.

Inflation

Our contracts that provide for services to be performed in excess of a year generally are based on inflation assumptions for the portion of the services to be performed beyond one year. We do not have significant operations in countries where the economy is considered highly inflationary, and do not believe in the near term that inflation will have a material adverse impact on us. However, if actual rates are greater than our inflation assumptions, inflation could have a material adverse effect on our operations or financial condition.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Medpace Holdings, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Medpace Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2016 and 2015 (Successor), and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years ended December 31, 2016 and 2015 (Successor), and the periods from April 1, 2014 through December 31, 2014 (Successor) and January 1, 2014 through March 31, 2014 (Predecessor).These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Medpace Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015 (Successor), and the results of their operations and their cash flows for each of the years ended December 31, 2016 and 2015 (Successor), and the periods from April 1, 2014 through December 31, 2014 (Successor), and January 1, 2014 through March 31, 2014 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 28, 2017

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SUCCESSOR
(Amounts in thousands, except share amounts)	As Of
	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$37,099	$14,880
Restricted cash	308	2,857
Accounts receivable and unbilled, net (includes $2.3 million and $2.9 million with related parties at December 31, 2016 and 2015, respectively)	79,767	65,088
Prepaid expenses and other current assets	16,074	11,896
Total current assets	133,248	94,721
Property and equipment, net	43,805	37,512
Goodwill	660,981	660,981
Intangible assets, net	136,071	186,743
Deferred income taxes	97	157
Other assets	4,903	3,927
Total assets	$979,105	$984,041
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,911	$8,728
Accrued expenses	24,417	20,111
Pre-funded study costs (includes $3.9 million and $3.7 million with related parties at December 31, 2016 and 2015, respectively)	51,948	46,599
Advanced billings (includes $7.6 million and $10.2 million with related parties at December 31, 2016 and 2015, respectively)	65,668	51,051
Current portion of long-term debt	12,375	59
Other current liabilities	3,284	7,469
Total current liabilities	168,603	134,017
Long-term debt, net, less current portion	151,267	377,882
Deemed landlord liability, less current portion	28,527	30,273
Deferred income tax liability	12,030	21,104
Other long-term liabilities	7,968	7,291
Total liabilities	368,395	570,567
Commitments and contingencies (see Note 9)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2016; No shares authorized at December 31, 2015	-	-
Common stock - $0.01 par-value; 250,000,000 shares and 60,000,000 shares authorized at December 31, 2016 and 2015, respectively 40,662,856 and 32,624,461 shares issued and outstanding at December 31, 2016 and 2015, respectively	407	326
Additional paid-in capital	623,629	438,716
Accumulated deficit	(9,584)	(23,009)
Accumulated other comprehensive loss	(3,742)	(2,559)
Total shareholders’ equity	610,710	413,474
Total liabilities and shareholders’ equity	$979,105	$984,041

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	SUCCESSOR			PREDECESSOR
(Amounts in thousands, except per share amounts)			Period From	Period From
			April 1, 2014	January 1, 2014
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 31,
	2016	2015	2014	2014
Revenue:
Service revenue, net (includes $24.1 million, $24.0 million, $11.8 million and $2.0 million with related parties for the Successor years ended December 31, 2016 and 2015, the Successor period ended December 31, 2014, and the Predecessor period ended March 31, 2014, respectively)	$370,621	$320,101	$219,791	$70,250
Reimbursed out-of-pocket revenue (includes $5.4 million, $6.9 million, $2.0 million and $0.1 million with related parties for the Successor years ended December 31, 2016 and 2015, the Successor period ended December 31, 2014, and the Predecessor period ended March 31, 2014, respectively)	50,961	38,958	28,708	7,679
Total revenue	421,582	359,059	248,499	77,929
Operating expenses:
Direct costs, excluding depreciation and amortization	198,510	163,707	117,550	38,759
Reimbursed out-of-pocket expenses (includes $5.4 million, $6.9 million, $2.0 million and $0.1 million with related parties for the Successor years ended December 31, 2016 and 2015, the Successor period ended December 31, 2014, and the Predecessor period ended March 31, 2014, respectively)	50,961	38,958	28,708	7,679
Selling, general and administrative	61,507	56,998	29,465	10,203
Acquisition and integration	-	-	9,297	12,420
Impairment of goodwill	-	9,313	-	-
Depreciation	7,442	6,379	4,610	1,832
Amortization	50,672	63,142	56,422	5,199
Total operating expenses	369,092	338,497	246,052	76,092
Income from operations	52,490	20,562	2,447	1,837
Other (expense) income, net:
Loss on extinguishment of debt	(10,726)	-	-	-
Miscellaneous (expense) income, net	(423)	(1,133)	(301)	1,213
Interest expense, net	(19,384)	(27,259)	(23,185)	(3,272)
Total other expense, net	(30,533)	(28,392)	(23,486)	(2,059)
Income (loss) before income taxes	21,957	(7,830)	(21,039)	(222)
Income tax provision (benefit)	8,532	843	(6,703)	1,014
Net income (loss)	$13,425	$(8,673)	$(14,336)	$(1,236)
Net income (loss) per share attributable to common shareholders:
Basic	$0.38	$(0.28)	$(0.46)	$(0.05)
Diluted	$0.37	$(0.28)	$(0.46)	$(0.05)
Weighted average common shares outstanding:
Basic	35,690	31,346	30,869	25,047
Diluted	36,329	31,346	30,869	25,047

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	SUCCESSOR			PREDECESSOR
(Amounts in thousands)			Period From	Period From
			April 1, 2014	January 1, 2014
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 31,
	2016	2015	2014	2014
Net income (loss)	$13,425	$(8,673)	$(14,336)	$(1,236)
Other comprehensive loss
Foreign currency translation adjustments, net of taxes	(1,183)	(999)	(1,560)	(11)
Comprehensive income (loss)	$12,242	$(9,672)	$(15,896)	$(1,247)

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)			(Accumulated	Accumulated
		Additional	Deficit)	Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE — January 1, 2014- Predecessor	$25	$254,446	$(3,877)	$(1,363)	$249,231
Net loss			(1,236)		(1,236)
Foreign currency translation				(11)	(11)
Stock options exercised	2	15,219			15,221
Stock-based compensation expense		7,340			7,340
Excess tax benefit from stock-based compensation		5,270			5,270
BALANCE — March 31, 2014- Predecessor	$27	$282,275	$(5,113)	$(1,374)	$275,815
Close Predecessor shareholders' equity at the acquisition date	(27)	(282,275)	5,113	1,374	(275,815)
Stock issued	307	413,693			414,000
BALANCE — April 1, 2014- Successor	$307	$413,693	$-	$-	$414,000
Net loss			(14,336)		(14,336)
Foreign currency translation				(1,560)	(1,560)
Stock-based compensation expense	6	3,051			3,057
Excess tax benefit from stock-based compensation		809			809
BALANCE — December 31, 2014- Successor	$313	$417,553	$(14,336)	$(1,560)	$401,970
Net loss			(8,673)		(8,673)
Stock issued	1	607			608
Foreign currency translation				(999)	(999)
Stock-based compensation expense	12	21,115			21,127
Stock options exercised		250			250
Tax benefit deficiency from stock- based compensation		(809)			(809)
BALANCE — December 31, 2015- Successor	$326	$438,716	$(23,009)	$(2,559)	$413,474
Net income			13,425		13,425
Foreign currency translation				(1,183)	(1,183)
Stock-based compensation expense	1	2,776			2,777
Stock options exercised		678			678
Issuance of common stock	80	173,498			173,578
Common stock issuance costs		(2,719)			(2,719)
Reclassification of liability classified stock options upon IPO		10,463			10,463
Tax effect of initial public offering related costs		192			192
Tax benefit from stock-based compensation		25			25

BALANCE — December 31, 2016- Successor	$407	$623,629	$(9,584)	$(3,742)	$610,710

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	SUCCESSOR			PREDECESSOR
(Amounts in thousands)			Period From	Period From
			April 1, 2014	January 1, 2014
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	March 31,
	2016	2015	2014	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,425	$(8,673)	$(14,336)	$(1,236)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,442	6,379	4,610	1,832
Amortization	50,672	63,142	56,422	5,199
Stock-based compensation expense	9,815	22,324	5,423	7,340
Amortization of debt issuance costs and discount	2,576	2,687	2,064	371
Loss on extinguishment of debt	10,726	-	-	-
Deferred income tax benefit	(9,006)	(12,690)	(9,557)	300
Impairment of goodwill	-	9,313	-	-
Other	(1,019)	(242)	(225)	(721)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(13,727)	337	(1,103)	(10,543)
Prepaid expenses and other current assets	(3,661)	(181)	(846)	(4,617)
Accounts payable	691	2,481	558	13,708
Accrued expenses	4,516	320	10,987	(4,957)
Pre-funded study costs	5,400	9,981	299	1,561
Advanced billings	14,723	(7,002)	5,995	6,330
Other assets and liabilities, net	(841)	(2,306)	1,704	(1,360)
Net cash provided by operating activities	91,732	85,870	61,995	13,207
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(13,537)	(6,465)	(4,225)	(1,090)
Acquisition of Predecessor, net of cash and restricted cash received	-	-	(901,805)	-
Other	115	33	38	263
Net cash used in investing activities	(13,422)	(6,432)	(905,992)	(827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for common stock issuance costs	(2,719)	-	-	-
Proceeds from stock option exercises	537	250	-	-
Excess tax benefit from stock-based compensation	25	-	809	5,270
Proceeds from issuance of debt, net of original issue discount	164,506	-	527,350	-
Payment of debt	(390,060)	(116,055)	(25,217)	(23,073)
Proceeds from revolving loan	-	-	1,575	-
Payment on revolving loan	-	-	(1,575)	-
Debt issuance costs	(1,802)	-	(15,487)	-
Payment of deemed landlord liability	(1,525)	(1,292)	(1,284)	(165)
Payment on debt extinguishment	(548)	-	-	-
Proceeds from common stock issued, net	173,578	608	414,000	-
Net cash (used in) provided by financing activities	(58,008)	(116,489)	900,171	(17,968)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(632)	(601)	(785)	(25)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	19,670	(37,652)	55,389	(5,613)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	17,737	55,389	-	25,106
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$37,407	$17,737	$55,389	$19,493
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash paid during the period for income taxes	$17,654	$10,552	$4,513	$125
Cash paid during the period for interest	$16,895	$24,435	$21,060	$2,961
Acquisition of property and equipment—non-cash	$1,687	$176	$153	$312

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016 and 2015, and for the Years Ended December 31, 2016 and 2015, and the Periods April 1, 2014 through December 31, 2014 and January 1, 2014 through March 31, 2014.

1. BASIS OF PRESENTATION

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

Stock Split

On July 25, 2016, the Board of Directors (the “Board”) of the Company approved, and made legally effective, a 1-for-1.35 reverse stock split of the Company’s common stock. All share, stock option and per share information presented in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock.

Initial Public Offering

On August 11, 2016, the Company's common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the symbol "MEDP". On August 16, 2016, the Company completed its initial public offering (“IPO”) of its common stock at a price to the public of $23.00 per share. The Company issued and sold 8,050,000 shares of common stock in the IPO, including 1,050,000 common shares issued pursuant to the full exercise of the underwriters' option to purchase additional shares. The IPO raised net proceeds of approximately $173.6 million after deducting underwriting discounts and commissions. As contemplated in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission on August 11, 2016, the net proceeds from the IPO, along with cash on hand, were used to repay $175.0 million of outstanding borrowings under the 2014 Senior Secured Term Loan Facility (as defined below) and $2.7 million of offering expenses.

2. CHANGE IN CONTROL

In February 2014, investment funds managed by Cinven Capital Management (V) General Partner Limited (“Cinven”), a private equity firm, incorporated Scioto Holdings, Inc. in the first of multiple steps that would result in a change of control for the Company. Pursuant to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”) dated February 22, 2014, Scioto Holdings, Inc. (the “Successor”), through its wholly owned subsidiary Scioto Acquisition, Inc. (the “Purchaser”) and the Purchaser’s wholly owned subsidiary Scioto Merger Sub, Inc. (the “Merger Sub”), purchased 100% of the outstanding shares of Medpace Holdings, Inc. (“Predecessor”) for an aggregate purchase price of $921.3 million on April 1, 2014 (the “Transaction”). Per the terms of a Contribution and Subscription Agreement, Medpace Investors, LLC (“Medpace Investors” or “MPI”), owned by certain employees of the Company, agreed to contribute shares held in the Predecessor in exchange for a percentage stake in the Successor. The Transaction was financed through the sale of the Successor’s equity and debt financing under a new credit facility entered into by Merger Sub as the initial borrower. Upon Transaction consummation, Merger Sub ceased to exist and Medpace Holdings, Inc. became the borrower under the credit facility. The proceeds from the transaction were used to purchase Predecessor’s equity interests, extinguish debt which had immediately come due as a result of the change in control, and pay Predecessor’s acquisition-related selling expenses. The Predecessor’s acquisition-related selling expenses of $12.4 million, including $10.1 million related to success based advisory fees, are reflected in the Acquisition and integration expense line in the consolidated statement of operations for the Predecessor January 1 through March 31, 2014 period. The Successor’s acquisition-related buying expenses of $9.3 million, including $3.3 million related to success based advisory fees, are reflected in the Acquisition and integration expense line in the consolidated statement of operations for the Successor April 1, 2014 through December 31, 2014 period.

Prior to the Transaction, CCMP Capital (“CCMP”), a private equity firm, held 80% of the Predecessor’s equity interests and the noncontrolling interests were held by certain current and former members of management, along with former members of the Board of Directors of Medpace, Inc., a wholly owned subsidiary of Medpace Holdings, Inc.

The sources and uses of the purchase price consideration were as follows (in thousands):

Sources of cash consideration:
Sale of Successor common stock	$414,000
Long-term debt issuance	530,000
Revolving loan	1,575
Original issue discount	(2,650)
Loan origination fees	(15,487)
Debt proceeds, net	513,438
Total sources of consideration paid	$927,438

Uses of cash consideration:
Purchase of Predecessor common stock	780,829
Proceeds from stock option exercise	(15,221)
Payment of Predecessor debt	143,728
Payment of Predecessor's selling expenses	11,962
Total uses of consideration paid	$921,298

The excess cash generated from the transaction of $6.1 million is not considered purchase price consideration as the funds were used to pay a portion of the Successor’s acquisition related expenses. The Successor’s acquisition related expenses are reflected in the Acquisition and integration expense line in the consolidated statements of operations for the Successor period ended December 31, 2014.

In May 2014, Scioto Holdings, Inc. was renamed Medpace Holdings, Inc. (“Successor”). Furthermore, the Predecessor Medpace Holdings, Inc. was merged with another wholly owned subsidiary and renamed Medpace IntermediateCo, Inc. For the avoidance of doubt and for purposes of these consolidated financial statements, Successor refers to the consolidated Medpace Holdings reporting entity after the Transaction and Predecessor refers to the consolidated Medpace Holdings reporting entity prior to the Transaction.

Immediately following the Transaction, Cinven and Medpace Investors owned approximately 75% and 25%, respectively, of the Successor entity.

The following table reconciles the fair value of the assets acquired and liabilities assumed to the total purchase price (in thousands):

Assets Acquired:
Cash and cash equivalents	$17,845
Restricted cash	1,648
Accounts receivable	39,311
Unbilled services	13,065
Reimbursable pass-through expenses	12,184
Prepaid expenses and other current assets	12,205
Property and equipment	39,661
Goodwill	670,294
Intangible assets	306,307
Deferred income taxes	26,246
Other assets	3,237
Total assets acquired	1,142,003
Liabilities assumed:
Accounts payable and accrued expenses	16,608
Pre-funded study costs	36,483
Advanced billings	52,475
Deemed landlord liability	34,251
Debt	1,551
Deferred income taxes	69,448
Other liabilities	9,889
Total liabilities assumed	220,705
Net assets acquired	$921,298

The Company accounts for acquisitions using the acquisition method of accounting. The Successor consolidated financial statements reflect the final allocation of the aggregate purchase price of $921.3 million to the assets acquired and liabilities assumed based on fair values at the date of the Transaction. The fair values assigned to identifiable intangible assets acquired were determined primarily by using an income approach which was based on assumptions and estimates made by management. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements by authoritative guidance. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized such as assembled workforce and growth opportunities.

The Merger Agreement includes certain indemnifications between the sellers (led by CCMP) and the buyers (led by Cinven) with regard to Predecessor contingencies that arise after the Transaction and through April 1, 2015, as well as tax payments or refunds that are finalized after April 1, 2014 but which relate to periods prior to the Transaction. In December 2016, final settlement of these indemnifications was agreed upon resulting in a gain of $0.5 million within Miscellaneous (expense) income in the Successor year ended December 31, 2016. The Successor had $0.0 million and $0.3 million in Prepaid expenses and other current assets and $0.0 million and $0.5 million in Other assets on the consolidated balance sheets at December 31, 2016 and 2015, respectively, associated with refunds due from various taxing authorities that were generated in a Predecessor period. The Successor had less than $0.1 million and $1.4 million in Other current liabilities and $0.0 million and $0.5 million in Other long-term liabilities on the consolidated balance sheets at December 31, 2016 and 2015, associated with the agreed settlement of these items, net of consulting fees and related tax, and other tax refunds received by the Successor prior to December 31, 2016 and 2015, respectively.  The remaining liabilities are expected to be fully paid to the Predecessor in the first quarter of 2017.

Immediately prior to the Transaction, the Predecessor’s Board of Directors approved a plan to accelerate the vesting on unvested stock options and restricted share awards.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company’s consolidated balance sheets as of December 31, 2016 and 2015 and its related statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows presented subsequent to the Transaction for the years ended December 31, 2016 and 2015 and the period from April 1 through December 31, 2014 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The period April 1 through December 31, 2014 is referenced herein as the “Successor Period ended December 31, 2014.” The Company’s consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for the period from January 1 through March 31, 2014 is referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The January 1 through March 31, 2014 period is referenced herein as the “Predecessor Period ended March 31, 2014.”

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Significant items that are subject to management estimates and assumptions include service revenue, net, allowances for doubtful accounts, acquisition purchase price allocations, long-lived asset impairment and useful lives, exit liabilities, stock-based compensation, uncertain income tax positions and contingencies.

Reportable Segments

The Company emphasizes its full service outsourcing model, providing services focused on the development, management and execution of clinical trials. As part of this full service approach, the Company utilizes centralized systems, customer interface technology, support functions and processes that cross service offerings and align resources to deliver efficient clinical trial services. Given the full service approach, the chief executive officer, who is the chief operating decision maker (“CODM”) assesses the allocation of resources based on key metrics including revenue, backlog, and net awards by service offering and consolidated profitability and consolidated cash flows. Based on the Company’s full service model, internal management and reporting structure, and key metrics used by the CODM to make resource allocation decisions, management has determined that the Company’s operations consist of a single operating segment. Therefore, results of operations are presented as a single reportable segment.

Foreign Currencies

Assets and liabilities recorded in foreign currencies on foreign subsidiary financial statements are translated at the exchange rate on the balance sheet date, while equity accounts are translated at historical exchange rates. Revenue and expenses are recorded at average rates of exchange during the year. Translation adjustments are recorded to Accumulated other comprehensive loss in the consolidated statements of shareholders’ equity and consolidated statements of comprehensive (loss) income.

Separately, net realized gains and losses on foreign currency transactions are included in Miscellaneous (expense) income, net, on the consolidated statements of operations. Foreign currency transactions resulted in net losses of  $0.7 million, $1.3 million, $1.2 million and $0.1 million during the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, respectively.

Revenue Recognition

The Company generally enters into contracts with customers to provide services ranging in duration from a few months to several years. The contract terms generally provide for payments based on a fixed fee or unit-of-service arrangement. Revenue on these arrangements is recognized when there is persuasive evidence of an arrangement, the service offering has been delivered to the customer, the arrangement consideration is determinable and the collection of the fees is reasonably assured.

The Company recognizes revenue for services provided on fixed fee arrangements based on the proportional performance methodology, which is determined by assessing the proportion of performance completed or delivered to date compared to total specific measures to be delivered or completed under the terms of the arrangement. The measures utilized to assess performance are specific to the service provided, and the Company generally compares the ratio of hours completed to the total estimated hours necessary to complete the contract. A detailed project budget by hours is developed based on many factors, including but not limited to the scope of the work, the complexity of the study, the participating geographic locations, and the Company’s historical experience. Management believes the reporting and estimation of hours is the best available measure of progress on many of the services provided and best reflects the pattern in which obligations to customers are fulfilled. To assist with the estimation of hours expected to complete a project, regular contract reviews for each project are performed in which performance to date is compared to the most current estimate to complete assumptions. The reviews include an assessment of effort incurred to date compared to expectations based on budget assumptions and other circumstances specific to the project. The total estimated hours necessary to complete a fixed-fee contract, based on these reviews, are updated and any revisions to the existing hours budget result in cumulative adjustments to the amount of revenue recognized in the period in which the revisions are identified.

Fixed-fee contracts provide for pricing modifications upon scope of work changes. The Company recognizes revenue related to work performed in connection with scope changes when the underlying services are performed, a binding contractual commitment has been executed with the customer and collectability is reasonably assured. Costs are not deferred in anticipation of contracts being awarded or amendments being finalized, but are expensed as incurred.

For unit-of-service arrangements, the Company recognizes revenue in the period in which the unit is delivered. Service unit elements largely consist of various project management, consulting and analytical testing services.

Many contractual arrangements combine multiple service elements. For these contracts, arrangement consideration is allocated to identified units of account based on the relative selling price of each unit of account. The best evidence of selling price of a unit of account is vendor specific objective evidence (“VSOE”), which is the price charged when the deliverable is sold separately. When VSOE is not available to determine selling price, management uses relative third party evidence, if available. When neither VSOE nor third party evidence of selling price exists, management uses its best estimate of selling price considering all relevant information that is available.

Most contracts are terminable by the customer, either immediately or according to advance notice terms specified within the contracts. These contracts require payment of fees to the Company for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract. Final settlement amounts are typically subject to negotiation with the customer. These amounts are included in Service revenue, net when realization is reasonably assured.

The Company occasionally enters into volume rebate arrangements with customers that provide for rebates if certain specified spending thresholds are met. These rebate obligations are recorded as a reduction of revenue when it appears probable that the customer will earn the rebates and the related amount is estimable. Service revenue is presented net of rebates of less than $0.1 million, $0.1 million, $0.4 million and $0.1 million in the consolidated statements of operations during the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014.

The Company records revenue net of any tax assessments by governmental authorities that are imposed and concurrent with specific revenue generating transactions.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The cash and cash equivalent balances are held and maintained with financial institutions with reputable credit ratings and, consequently, the Company believes that such funds are subject to minimal credit risk.

The Company generally does not require collateral or other securities to support customer receivables. In the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, credit losses have been immaterial and within management’s expectations. At December 31, 2016 and 2015, there were no customers accounting for more than 10% of the Company’s accounts receivable.

Costs and Expenses

Direct costs, excluding depreciation and amortization, include direct labor and related employee benefits, laboratory supplies, and other expenses contributing to service delivery. Direct costs, excluding depreciation and amortization, are expensed as incurred and are not deferred in anticipation of contracts being awarded or finalization of changes in scope. Selling, general and administrative includes administrative payroll and related employee benefits, sales and marketing expenses, administrative travel, and other expenses not directly related to service delivery. Rent, utilities, supplies, and software license expenses are allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative based on the estimated contribution among service delivery and support function efforts on a percentage basis. Depreciation and amortization is reported separately in the accompanying consolidated statements of operations. Costs of sales and marketing activities not subject to recovery pursuant to customer contracts, such as feasibility assessments and negotiation of contracts, are expensed as incurred and recorded as a component of Selling, general and administrative in the accompanying consolidated statements of operations.

Advertising expenses are recorded as a component of Selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expenses of $0.6 million, $0.4 million, $0.2 million and $0.1 million were incurred during the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, respectively.

Reimbursed Out-of-Pocket Expenses

The Company incurs on behalf of its clients various out-of-pocket expenditures including, but not limited to, travel, meetings, printing, and shipping and handling fees, which are reflected as a separate component of operating expenses and recorded in Reimbursed out-of-pocket expenses in the accompanying consolidated statements of operations. Reimbursements received are reflected in Reimbursed out-of-pocket revenue without mark-up or profit in the consolidated statements of operations.

Fees paid to investigators and other disbursements in which the Company acts as an agent on behalf of the client are recorded net in the consolidated statements of operations with no impact on the Company’s revenue or expenses. Funds received in advance of study expenditures are recorded as Pre-funded study cost liabilities on the consolidated balance sheets. Any pre-funded amounts remaining at the conclusion of a study are returned to the client. Pre-funded study cost disbursements of $150.3 million, $114.4 million, $92.5 million and $30.9 million were made during the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, respectively.

Income Taxes

The Company’s consolidated U.S. federal income tax return is comprised of its U.S. subsidiaries and one of its foreign subsidiaries located in Korea. All foreign subsidiaries of the Company file tax returns in their local jurisdictions.

The Company provides for income taxes on all transactions that have been recognized in the consolidated financial statements in accordance with accounting guidance governing income tax accounting. Accordingly, the impact of changes in income tax laws on deferred tax assets and deferred tax liabilities are recognized in net earnings in the period during which such changes are enacted.

The Company records deferred tax assets and liabilities based on temporary differences between the financial statement bases and tax bases of assets and liabilities. Deferred tax assets are recorded for tax benefit carryforwards using tax rates anticipated to be in effect in the year in which the temporary differences are expected to reverse. If it does not appear more likely than not that the full value of a deferred tax asset will be realized, the Company records a valuation allowance against the deferred tax asset, with an offsetting charge to the Company’s income tax provision or benefit. The value of the Company’s deferred tax assets is estimated based on, among other things, the Company’s ability to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, and has considered the implementation of prudent and feasible tax planning strategies.

A provision has not been made for U.S. or additional foreign taxes on the undistributed portion of earnings of foreign subsidiaries as those earnings of $15.1 million as of December 31, 2016, have been permanently reinvested.

The Company follows accounting guidance related to accounting for uncertainty in income taxes which requires significant judgment in determining what constitutes an individual tax position as well as assessing the possible outcome of each tax position. Changes in judgments as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate, and, consequently, the Company’s consolidated financial results. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company determines its liability for uncertain tax positions globally. If the payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary. If the calculation of the liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or tax benefit would result. Interest and penalties associated with uncertain tax positions are recognized as components of the Company’s Income tax provision (benefit).

Research and Development Credits

Research and development credits are available to the Company under tax laws in certain jurisdictions, based on qualifying research and development spend as defined under those tax laws. Certain tax jurisdictions provide refundable credits that are not wholly dependent on the Company’s income tax status or income tax position. In these circumstances the benefit of the credits is recorded as a reduction of operating expense. When they are wholly dependent upon the Company’s income tax position, research and development credits are recognized as a reduction of income tax expense.

Stock-Based Compensation

The Company has stock-based employee compensation plans for which it incurs compensation expense.

Successor Equity Awards

In connection with the Company's IPO, the Board approved the formation of the 2016 Incentive Award Plan (the “2016 Plan”), which replaced our 2014 Equity Incentive Plan (the “2014 Plan”). The 2016 Plan provides for long-term equity incentive compensation for key employees, officers and non-employee directors. A variety of discretionary awards (collectively, the “Awards”) for employees and non-employee directors are authorized under the 2016 Plan, including vested common shares, stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), or other cash based or stock dividend equivalent awards. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the 2016 Plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the market price of our common stock at the date of grant and option terms are not expected to exceed ten years.  All outstanding Awards under the 2016 Plan are equity classified awards.

The Successor, coinciding with the Transaction, created the 2014 Plan, providing for the future issuance of vested shares, stock options, RSAs and RSUs in Medpace Holdings, Inc.’s common stock (the “2014 Plan Awards”). The 2014 Plan Awards were subject to either equity or liability-classification pursuant to the terms of the participant’s award agreement and the Successor Plan based on accounting guidance which governs such transactions.

Stock-based compensation expense for both the 2016 Plan and 2014 Plan is calculated using the fair value method on the grant date. The Successor expenses stock-based compensation using a graded vesting schedule.

For liability-classified awards under the 2014 Plan, the Company recorded fair value adjustments up to and including the settlement date. Changes in the fair value of the stock compensation liability that occurred during the requisite service period were recognized as compensation cost over the vesting period. Changes in the fair value of the stock compensation liability that occurred after the end of the requisite service period but before settlement, were compensation cost of the period in which the change occurred.

As a result of the Company’s IPO, a condition of all outstanding stock options issued before August 10, 2016 under the 2014 Plan that previously required the exchange of the shares issued for incentive units in the equity of a non-consolidated related party was dissolved. All future exercises of options issued pursuant to the 2014 Plan will settle in unregistered shares of the Company. As a result of the modification in the settlement condition, the options are equity-classified instruments and changes in the fair value of the stock compensation liability that occur during the requisite service period are no longer recognized.

Stock-based compensation expense is allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations based on the underlying classification and scope of work for the employees receiving the Successor Awards. The stock-based compensation expense represents awards ultimately expected to vest and, as such, has been reduced for estimated forfeitures.

Predecessor Equity Awards

The Predecessor awards, consisting of stock options and restricted share awards, are equity-classified instruments based on the terms of the Predecessor’s equity incentive plans and on accounting guidance which governs such transactions.

The Predecessor determined the fair value of stock options and restricted shares on the grant date and recognized the associated compensation expense, net of assumed forfeitures, according to a graded vesting schedule as the requisite services were rendered. Restricted shares and stock options vested ratably over three and four years, respectively, from the date of grant.

Net Income (Loss) Per Share

Basic and diluted earnings or loss per share (“EPS”) are computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Successor’s RSAs are considered participating securities because they are legally issued at the date of grant and holders are entitled to receive non-forfeitable dividends during the vesting term.

The computation of diluted EPS includes additional common shares, such as unvested RSUs and stock options with exercise prices less than the average market price of the Company’s common stock during the period (“in-the-money options”), which would be considered outstanding under the treasury stock method. The treasury stock method assumes that additional shares would have to be issued in cases where the exercise price of stock options is less than the value of the common stock being acquired because the cash proceeds received from the stock option holder would not be sufficient to acquire that same number of shares. The Company does not compute diluted EPS in cases where the inclusion of such additional shares would be anti-dilutive in effect.

The following table sets forth the computation of basic and diluted earnings per share for the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014 (in thousands, except for earnings per share):

	SUCCESSOR			PREDECESSOR
	Year Ended	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	December 31,	March 31,
	2016	2015	2014	2014
Weighted-average shares:
Common shares outstanding	35,690	31,346	30,869	25,047
RSAs	88	-	-	-
Total weighted-average shares	35,778	31,346	30,869	25,047
Earnings per common share—Basic
Net income (loss)	$13,425	$(8,673)	$(14,336)	$(1,236)
Less: Undistributed earnings allocated to RSAs	33	-	-	-
Net income (loss) available to common shareholders—Basic	$13,392	$(8,673)	$(14,336)	$(1,236)

Net income (loss) per common share—Basic	$0.38	$(0.28)	$(0.46)	$(0.05)

Basic weighted-average common shares outstanding	35,690	31,346	30,869	25,047
Effect of diluted shares	639	-	-	-
Diluted weighted-average shares outstanding	36,329	31,346	30,869	25,047

Net income (loss) per common share—Diluted	$0.37	$(0.28)	$(0.46)	$(0.05)

During the Successor year ended December 31, 2016, there was fewer than one thousand shares excluded from the computation of EPS because they were antidilutive under the treasury method calculation of diluted weighted average shares outstanding. For the Successor year ended December 31, 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, the computation of diluted EPS excludes the effect of (in thousands) 660, 302 and 237 combined RSAs and RSUs, and 1,794, 1,091 and 0 stock options, respectively, due to the Company’s net loss position as well as the respective period’s average fair value of the Company’s common stock exceeded the exercise prices.

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

The fair value of financial instruments such as cash and cash equivalents, accounts receivable and unbilled, net, accounts payable, accrued expenses, and advanced billings approximate their carrying amounts due to their short term maturities.

The Company does not have any recurring fair value measurements as of December 31, 2016. There were no transfers between Level 1, Level 2, or Level 3 during the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 or the Predecessor Period ended March 31, 2014.

Cash and Cash Equivalents, including Restricted Cash

Cash and cash equivalents, including restricted cash, are invested in demand deposits, all of which have an original maturity of three months or less. Restricted cash consists of customer funds received in advance and subject to specific restrictions, as well as amounts placed in escrow for contingent payments resulting from acquisitions or other contractual arrangements.

In addition, Prepaid expenses and other current assets and Other assets in the consolidated balance sheets include $0.7 million of cash held as collateral in support of a property mortgage in Leuven, Belgium at December 31, 2015. The property mortgage was fully repaid during 2015 and the Company received a full refund during the first quarter of 2016.

Accounts Receivable and Unbilled, Net

Accounts receivable represent amounts due from the Company’s customers who are concentrated primarily in the pharmaceutical, biotechnology, and medical device industries. Unbilled services represent service revenue recognized to date that is currently not billable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of negotiated contractual events or in accordance with predetermined payment schedules. Amounts classified to Unbilled services are those billable to customers within one year from the respective balance sheet date.

The Company grants credit terms to its customers prior to signing a service contract and monitors the creditworthiness of its customers on an ongoing basis. The Company maintains an allowance for doubtful accounts based on specific identification of accounts receivable that are at risk of not being collected. Uncollectible accounts receivable are written off only after all reasonable collection efforts have been exhausted. Moreover, in some cases the Company requires advance payment from its customers for a portion of the study contract price upon the signing of a service contract. These advance payments are deferred and recognized as revenue as services are performed.

Inventory

Inventory, which consists primarily of laboratory supplies, is valued at the lower of cost or market. Inventory is stated at purchased cost using the first-in, first out (FIFO) cost method. The inventory balance is included in Prepaid expenses and other current assets in the consolidated balance sheets.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is provided on the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which is three to five years for computer hardware, software, phone, and medical imaging equipment, five to seven years for furniture and fixtures and other equipment, and thirty to forty years for buildings. The Company capitalizes costs of computer software developed for internal use and amortizes these costs on a straight-line basis over the estimated useful life, not to exceed three years. Leasehold improvements and deemed assets from landlord building construction are capitalized and amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the associated remaining lease term. Repairs and maintenance are expensed as incurred.

Leases

The Company leases facilities and equipment to be used in its operations, some of which require capitalization in accordance with US GAAP. Upon the execution of new leases, the Company determines the appropriate classification of the lease as operating or capital and reflects the impact of this classification in its consolidated financial statements.

Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. The carrying value of goodwill is reviewed at least annually for impairment, or as indicators of potential impairment are identified, at the reporting unit level. The reporting units are Phase II-IV clinical research services, Laboratories, and Clinics as of December 31, 2016.

The Company performs its annual impairment tests during the fourth quarter each year, utilizing the quantitative two step model defined by accounting guidance which governs such assessments. The first step involves the Company comparing each of its reporting unit carrying values, inclusive of assigned goodwill, to their respective estimated fair values. Fair value is estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method.

If the calculation in the first step results in any of the reporting units’ carrying values exceeding their respective estimated fair values, a second step is performed. The second step requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. Any fair value in excess of amounts allocated to such net assets represent the implied fair value of goodwill for that reporting unit. Any excess of reporting unit carrying value of goodwill over the implied fair value of goodwill results in an impairment. There was no indication of impairment related to goodwill based on the fourth quarter 2016 assessment.

Intangible Assets

The Company has an indefinite lived intangible asset related to its trade name. The carrying value of the trade name asset is reviewed at least annually for impairment, or as indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation. There was no indication of impairment related to the trade name asset based on the fourth quarter 2016 assessment.

Finite-lived intangible assets consist mainly of the value assigned to customer relationships, backlog and developed technologies. Finite-lived intangible assets are amortized straight-line or using an accelerated method over their estimated useful lives, which range in term from seventeen months to fifteen years.

Impairment of Long-Lived Assets

Long-lived assets, primarily property and equipment and finite-lived intangible assets, are reviewed for impairment and the reasonableness of the estimated useful lives whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable or that a change in useful life may be appropriate. Recoverability for long-lived assets is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount of the assets, then the Company reduces the carrying value of the assets to estimated fair values, which are primarily based upon forecasted discounted cash flows. Fair value of long-lived assets is determined based on a combination of discounted cash flows and market multiples.

Advanced Billings

Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Deemed Landlord Liabilities

Deemed landlord liabilities are recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties.

Other Current Liabilities and Other Long-Term Liabilities

Deferred rent represents the cumulative additional portion of rent expense recognized on a straight line basis in conjunction with the Company’s current leases at the balance sheet date. The Company defers incentives received from landlords for the purpose of making leasehold improvements. These liabilities are amortized as a component of rent expense over the term of the respective lease.

Exit liabilities, if any exist, are recorded at their net present value to the extent the Company no longer receives any benefit from the related property and when the Company has ceased all use of the property.

Asset retirement obligations, to the extent they exist, are recorded at their net present value and accreted to the Company’s estimate of liability at the time the obligation would be required to be satisfied.

Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The new guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related disclosures in the notes to financial statements.  The Company adopted ASU 2014-15 in the fourth quarter of 2016.  As a result of this adoption the Company designed and implemented processes and controls to evaluate whether substantial doubt, as defined in the ASU 2-14-15, exists for each interim and annual reporting period in order to provide for appropriate disclosure.  As of the issuance of this Annual Report on Form 10-K, the Company has determined that no conditions or events, considered individually as well as in aggregate in aggregate, exist that would raise substantial doubt about the entity’s ability to continue as a going concern.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This provides guidance for a customer’s accounting for cloud computing costs. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. This standard may be applied prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The Company adopted ASU 2015-05 in the first quarter of 2016. There was no impact to the Company’s consolidated statements of operations, comprehensive (loss) income, shareholders’ equity or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company, as permitted by ASU 2016-15, early adopted ASU 2016-15 in the fourth quarter of 2016.  There was no impact to the Company’s consolidated cash flows and the adoption did not result in the reclassification of prior periods cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in practice by requiring the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company, as permitted by ASU 2016-18, early adopted ASU 2016-15 in the fourth quarter of 2016.  As a result of this adoption, cash flows resulting from changes in restricted cash balances, are no longer presented as a component of net cash provided by operating activities in the Company’s consolidated statements of cash flows, but have been reclassified and combined within Increases/(Decreases) in Cash and Cash Equivalents and Restricted Cash.  This reclassification was retrospectively applied to all periods presented within the consolidated statements of cash flows.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new guidance is intended to simplify certain aspects of accounting for share-based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early adoption is permitted, but all guidance must be adopted in the same period. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 will be applied on a modified retrospective basis and to each prior reporting period presented and is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 ‘‘Revenue from Contracts with Customers,’’ to clarify the principles of recognizing revenue and create common revenue recognition guidance between US GAAP and International Financial Reporting Standards. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASUs’ 2016-12, 2016-10 and 2016-08 all clarify the interpretation guidance in ASU No. 2014-09, “Revenue from Contracts with Customers” specifically related to narrowing specific aspects of Topic 606 and adding illustrative examples to assist in the application of the guidance. The effective date and transition requirements in ASUs’ 2016-12, 2016-10, and 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The new standard allows for either a retrospective or modified retrospective approach to transition upon adoption. The new standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company will adopt ASU 2014-09 as well as the clarified guidance in ASUs’ 2016-12, 2016-10, 2016-08 during the first quarter of 2018, as required, but is still evaluating its transition approach upon adoption. The Company is currently evaluating the impact of this new standard on its consolidated financial statements. In 2017, the Company will be rewriting its revenue recognition accounting policy and drafting new revenue disclosures to reflect the requirements of this standard. The Company also continues to evaluate the impact this guidance will have on our consolidated financial statements including but not limited to review of its performance obligations in its fixed fee contracts.

4. ACCOUNTS RECEIVABLE AND UNBILLED, NET

Accounts receivable and unbilled, net includes service revenue and reimbursed out-of-pocket revenue. Accounts receivable and unbilled, net consisted of the following at December 31 (in thousands):

	SUCCESSOR
	2016	2015
Accounts receivable	$48,270	$40,721
Unbilled	34,719	26,091
Less allowance for doubtful accounts	(3,222)	(1,724)
Total accounts receivable and unbilled, net	$79,767	$65,088

A rollforward of allowance for doubtful account activity is as follows:

	SUCCESSOR			PREDECESSOR
	Year Ended December 31,	Year Ended December 31,	Period Ended December 31,	Period Ended March 31,
	2016	2015	2014	2014
Allowance for doubtful accounts - beginning balance	$(1,724)	$(5,855)	$(5,595)	$(5,573)
Current year provision	(2,166)	(642)	(624)	(49)
Write-offs and recoveries	668	4,773	364	27
Allowance for doubtful accounts - ending balance	$(3,222)	$(1,724)	$(5,855)	$(5,595)

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31 (in thousands):

	SUCCESSOR
	2016	2015
Land	$543	$940
Equipment	10,094	8,218
Furniture, fixtures, and leasehold improvements	15,415	8,563
Computer hardware, software, and phone equipment	7,535	4,569
Buildings	2,253	2,839
Deemed assets from landlord building construction	22,752	22,752
Construction-in-progress	2,840	304
Property and equipment at cost	61,432	48,185
Less: Accumulated depreciation	(17,627)	(10,673)
Property and equipment, net	$43,805	$37,512

Depreciation expense, which includes amortization from capital leases, was $7.4 million and $6.4 million for the years December 31, 2016 and 2015, respectively.

In 2011, Medpace, Inc. entered into two multi-year lease agreements governing the future occupancy of additional office space in Cincinnati, Ohio. The Company assumed occupancy of both spaces during 2012 and began making lease payments at that time. The leases expire in 2027 and the Company has one 10-year option to extend the term of the leases.

In accordance with the accounting guidance related to leases, the Company was deemed in substance to be the owner of the property during the construction phase. The accounting guidance requires that a lessee be considered the owner of a real estate project during the construction period if a related party of the lessee is an owner of the real estate. Given that a related party of Medpace made an equity investment in the lessor, Medpace was considered the owner of the property for accounting purposes during the buildings’ construction. Accordingly, the Company reflected the building and related liabilities as Deemed assets from landlord building construction (“Deemed Assets”) and Deemed landlord liabilities, respectively in the consolidated balance sheets. The Deemed Assets are being fully depreciated, on a straight line basis, over the 15-year term of the lease.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2014 - Successor	$670,294
Impairment of Goodwill	(9,313)
Balance as of December 31, 2016 and 2015 - Successor	$660,981

The annual impairment test performed in the fourth quarter of 2015 resulted in an impairment charge of $9.3 million related to the Company’s Clinics reporting unit. The 2015 goodwill impairment charge represents the total accumulated goodwill impairment losses recognized to date on existing goodwill through December 31, 2016.

Total assets carried on the balance sheet and not remeasured to fair value on a recurring basis, identified as Level 3 measurements, as of December 31, 2016 are $692.6 million, comprised of $661.0 million of goodwill and $31.6 million of identified indefinite-lived intangible assets.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Balances as of December 31, 2016 - Successor:
Backlog	$72,630	$72,630	$-
Customer relationships	145,051	66,267	78,784
Developed technologies	54,475	29,961	24,514
Trade name (indefinite-lived)	31,646	-	31,646
Other	2,505	1,378	1,127
	$306,307	$170,236	$136,071

Balances as of December 31, 2015 - Successor:
Backlog	$72,630	$72,630	$-
Customer relationships	145,051	26,991	118,060
Developed technologies	54,475	19,066	35,409
Trade name (indefinite-lived)	31,646	-	31,646
Other	2,505	877	1,628
	$306,307	$119,564	$186,743

As of December 31, 2016, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
2017	$37,790
2018	29,371
2019	14,639
2020	7,797
2021	5,114
Later years	9,714
Total	$104,425

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31 (in thousands):

	SUCCESSOR
	2016	2015
Employee compensation and benefits	$21,453	$17,195
Other	2,964	2,916
Total accrued expenses	$24,417	$20,111

8. DEBT

Debt consisted of the following at December 31 (in thousands):

	SUCCESSOR
	2016	2015
Term loan	$165,000	$390,000
Capital lease	-	59
	165,000	390,059
Less unamortized discount	(534)	(1,984)
Less unamortized term loan debt issuance costs	(824)	(10,134)
Less current portion of long-term debt	(12,375)	(59)
Long-term debt, net, less current portion	$151,267	$377,882

Principal payments on debt are due as follows (in thousands):

2017	$12,375
2018	16,500
2019	16,500
2020	20,625
2021	99,000
Total	$165,000

The estimated fair value of the Company’s term loan based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions, approximates $164.5 million as of December 31, 2016, compared to the carrying value of $164.5 million.  The estimated fair value of the Company’s 2014 term loan based on Level 1 quoted market prices approximated $386.3 million as of December 31, 2015, compared to the carrying value of $388.0 million.

2016 Credit Agreement

On December 8, 2016 (the “Closing Date”), Medpace IntermediateCo, Inc., as borrower (the “Borrower”), and Medpace Acquisition, Inc., a wholly-owned subsidiary of Medpace Holdings, Inc. (the “Company”), as parent guarantor (the “Parent Guarantor”), entered into a credit agreement (the “Senior Secured Credit Agreement”) consisting of a $165.0 million term loan (the “Senior Secured Term Loan Facility”) issued at 99.7% and a $150.0 million revolving credit facility (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, the “Senior Secured Credit Facilities”). The Senior Secured Term Loan Facility and Senior Secured Revolving Credit Facility expire in December 2021.

The Senior Secured Credit Facilities provide for, at the Company’s option, interest at the Eurocurrency rate or Base rate for the Senior Secured Term Loan Facility and the Senior Secured Revolving Credit Facility borrowings. The Company, at its discretion, may choose interest periods of one, two, three or six months, which determines the interest rate to be applied. Interest on Eurocurrency loans continues to be payable at the end of the selected Eurocurrency term and interest on Base rate loans are payable quarterly in conjunction with any required principal payments.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at our option, either (i) the adjusted Eurocurrency rate based on LIBOR for U.S. dollar deposits for loans denominated in dollars, EURIBOR for Euro deposits for loans denominated in Euros and the offer rate for any other currencies for loans denominated in such other currencies for the relevant interest period plus an applicable margin from 1.25% to 2.25% based on the total net leverage ratio from less than 1.50:1.00 to greater than 3.75:1:00, or (ii) an alternative base rate (determined by reference to the highest of (a) the prime commercial lending rate of the administrative agent, as established from time to time, (b) the Federal Funds Rate plus 0.50% and (c) the one-month adjusted Eurocurrency rate for loans in U.S. dollars plus 1.00%) plus an applicable margin from 0.25% to 1.25% based on the total net leverage ratio from less than 1.50:1.00 to greater than 3.75:1:00.  The applicable margin as of December 31, 2016 was 1.50% for eurocurrency loans and 0.5% for base rate loans. The Company may voluntarily prepay outstanding loans under the Senior Secured Credit Facilities without premium or penalty. As of December 31, 2016, the interest rate applicable on the term loan was the Eurocurrency interest rate of 2.15%.

In addition, the Company is required to pay to the lenders a commitment fee on a quarterly basis at an annual rate of 0.375% of the unused borrowings under the Senior Secured Revolving Credit Facility for the first full fiscal quarter after the closing date, and thereafter 0.50% if the total net leverage ratio is greater than or equal to 3.00:1.00, or 0.375% if the total net leverage ratio is less than 3.00:1.00. At December 31, 2016 the Company had no outstanding borrowings under the Senior Secured Revolving Credit Facility, resulting in $150.0 million in undrawn capacity available under the Senior Secured Revolving Credit Facility. In addition, the Company had $0.1 million in undrawn letters of credit outstanding, which are secured by the Senior Secured Revolving Credit Facility at December 31, 2016.

The original issue discount of $0.5 million related to the issuance of the Senior Secured Term Loan Facility was recorded as a reduction of the underlying debt issuances within Long-term debt, net, less current portion and is being amortized over the life of the debt using the effective-interest method. Per the terms of the Senior Secured Credit Term Loan Facility, principal is scheduled to be paid quarterly on the last business day of March, June, September and December of each year, beginning March 2017.

Origination fees of $0.8 million related to the Senior Secured Term Loan Facility were recorded as a reduction of the underlying debt issuances in Long-term debt, net. These fees are being amortized over the life of the debt using the effective-interest method. The unamortized portion of the origination fees related to the Senior Secured Term Loan Facility was $0.8 million at December 31, 2016.  Origination fees of $1.6 million related to the Senior Secured Revolving Credit Facility were originally capitalized as a component of Other assets. These fees are being amortized over the life of the debt using the effective-interest method. The unamortized portion of the origination fees related to the Senior Secured Revolving Credit Facility was $1.6 million at December 31, 2016.

The Senior Secured Credit Facilities are guaranteed by the Parent Guarantor and its material, direct or indirect wholly owned domestic subsidiaries, with certain exceptions, including where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. The Senior Secured Credit

Facilities are subject to customary covenants relating to financial ratios and restrictions on certain types of transactions, including restricting the Company's ability to incur additional indebtedness, acquire and dispose of assets, make investments, pay dividends, or engage in mergers and acquisitions. The Company is required to maintain a ratio of consolidated funded indebtedness minus unrestricted cash and cash equivalents (in the aggregate not to exceed $50 million and to include not more than $25 million of foreign unrestricted cash and cash equivalents) to consolidated EBITDA for the most recent four fiscal quarter period not to exceed 4.00:1.00; provided that the Company shall be permitted to increase the ratio to 4.50:1.00 in connection with any permitted acquisition or any other acquisition consented to by the Administrative Agent and the Required Lenders (as defined in the Senior Secured Credit Agreement) with total cash consideration in excess of $25 million.  Such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive test periods thereafter.  The Company is also required to maintain a ratio of consolidated EBITDA to consolidated interest expense, in each case for the most recent four fiscal quarter period, of not less than 3.00:1.00. The Company was in compliance with all financial covenants as of December 31, 2016.

Borrowings under the Senior Secured Credit Facilities were utilized to repay and extinguish our obligations under the 2014 Senior Secured Credit Facilities (as defined below).  In accordance with accounting guidance governing such transactions, upon closing the 2014 Senior Secured Credit Facility (as defined below) and commencement of the Senior Secured Credit Facilities, the Company recognized a loss on extinguishment of debt totaling $10.7 million, of which $10.2 million related to unamortized loan origination fees from the credit agreement for our 2014 Senior Secured Credit Facilities (as defined below) and $0.5 million related to third party fees incurred during the fourth quarter of 2016.

2014 Credit Agreement

On April 1, 2014, the Company entered into a credit agreement, consisting of a $530 million term loan (“2014 Senior Secured Term Loan Facility”) and a $60 million revolving credit facility ("2014 Senior Secured Revolving Credit Facility" and together with the 2014 Senior Secured Term Loan Facility, the “2014 Senior Secured Credit Facilities”). The 2014 Senior Secured Term Loan Facility, which was terminated in 2016 in connection with the new borrowings under the Senior Secured Credit Facility, was guaranteed by the Company and its subsidiaries and was subject to customary covenants relating to financial ratios and restrictions on certain types of transactions, including restricting the Company's ability to incur additional indebtedness, acquire and dispose of assets, make investments, pay dividends, or engage in mergers and acquisitions. The Successor was in compliance with all financial covenants as of December 31, 2015.

Borrowings under the 2014 Senior Secured Credit Facilities incurred interest at a rate equal to, at our option, either (a) a Eurocurrency rate based on LIBOR for U.S. dollar deposits for loans denominated in dollars, EURIBOR for Euro deposits for loans denominated in Euros and the offer rate for any other currencies for loans denominated in such other currencies for the relevant interest period, plus 4.00% per annum if our total net leverage ratio was greater than 4.75:1.00, or 3.75% if our total net leverage ratio was less than or equal to 4.75:1.00; provided that the relevant Eurocurrency rate was deemed to be no less than 1.00% per annum; (b) a base rate, which was defined as the highest of (i) the Federal Funds Rate on such day plus ½ of 1.00%, (ii) the Prime Lending Rate on such day, (iii) the Adjusted Eurocurrency Rate for loans denominated in U.S. dollars published on such day for an Interest Period of one month plus 1.00% and (iv) 2.00%, plus 3.00% per annum if our total net leverage ratio was greater than 4.75:1.00, or 2.75% if our total leverage ratio was less than or equal to 4.75:1.00; provided that the base rate was deemed to be no less than 2.00% per annum. The Company was able to voluntarily prepay outstanding loans under the 2014 Senior Secured Credit Facilities without premium or penalty.

In addition, the Company was required to pay to the lenders a commitment fee of 0.5% quarterly for unused commitments on the 2014 Senior Secured Revolving Credit Facility, subject to a step-down to 0.375% based upon achievement of a certain leverage ratio as defined within the 2014 Senior Secured Credit Facilities. As of December 31, 2015, the Company had met the requirements for the pricing level reduction. At December 31, 2015 the Company had no outstanding borrowings under the 2014 Senior Secured Revolving Credit Facility, resulting in $60.0 million in undrawn capacity available under the 2014 Senior Secured Revolving Credit Facility. In addition, the Company did not have any outstanding letters of credit, which were secured by the 2014 Senior Secured Revolving Credit Facility at December 31, 2015.

Origination fees of $15.5 million were originally capitalized related to the issuance of the 2014 Senior Secured Credit Facilities and were being amortized over the life of the debt using the effective-interest method.  The unamortized portion of these fees related to the 2014 Senior Secured Term Loan Facility was $10.1 million at December 31, 2015 and was recorded within Long-term debt, net. The unamortized portion of the origination fees attributable to the 2014 Senior Secured Revolving Credit Facility was $1.3 million at December 31, 2015 and was recorded as a component of Other assets in the consolidated balance sheets.

Mortgage Notes Payable

Medpace entered into a mortgage contract with a European bank in 2006 related to the purchase of a laboratory facility in Leuven, Belgium. The Euro-denominated mortgage bore a fixed annual interest rate of 4.90%, required monthly payments of principal and interest, and had a final maturity of December 2021. The mortgage was secured by building and land and also required that Medpace maintain a cash balance held as collateral with the bank. During 2015, the mortgage was fully repaid and the Company received a full refund of cash collateral during the first quarter of 2016.

9. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Lease Obligations

The Company has payment obligations under non-cancellable operating leases, primarily for office space and furniture and fixtures to support its global operations. These leases often contain customary scheduled rent increases or escalation clauses and renewal options. Rent expense is recorded on a straight line basis. As of December 31, 2016, minimum future lease payments required under these leases are as follows (in thousands):

		Non-Related	Total
	Related Party	Parties Operating	Operating
	Operating Lease	Leases	Leases
2017	$2,112	$4,844	$6,956
2018	2,112	3,715	5,827
2019	2,112	2,206	4,318
2020	2,112	1,559	3,671
2021	2,112	1,368	3,480
Thereafter	1,760	3,340	5,100
Total minimum lease payments	$12,320	$17,032	$29,352

The related party operating lease is for one of the Company’s three buildings within its corporate headquarters. The non-related party operating leases are for the Company’s remaining leases throughout the world consisting primarily of office space, fixtures and vehicles.

Rental expense under operating leases totaled $6.7 million, $5.8 million, $4.3 million and $1.4 million for the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, respectively, and is allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations.

Deemed Landlord Liabilities

As of December 31, 2016, minimum annual payments required in conjunction with the Deemed landlord liabilities are as follows (in thousands):

	Related Party		Total
	Minimum Lease	Less:	Principal
	Payments	Interest	Amounts Due
2017	$3,792	$2,089	$1,703
2018	3,886	1,961	1,925
2019	3,937	1,819	2,118
2020	3,988	1,662	2,326
2021	4,040	1,490	2,550
Thereafter	23,934	4,326	19,608
Total	$43,577	$13,347	$30,230

Purchase Commitments

In May 2013, Medpace committed to the aggregate purchase of $2.0 million of software services from a vendor during the period from June 1, 2013 through May 31, 2016. In return for the commitment, Medpace received preferential fixed rate pricing and a 5% discount on all purchases made pursuant to this agreement during its three-year term. As of December 31, 2014, the Company had met the aggregate purchase commitment. There are no other material (individually or in aggregate) outstanding purchase commitments as of December 31, 2016.

Legal Proceedings

Medpace periodically becomes involved in various claims and lawsuits that are incidental to its business. Management believes, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows.

In March 2012, the Company filed a legal claim against one of its customers, citing as a basis for its claim the customer’s non-payment of more than $6.5 million in outstanding invoices. In response, the customer filed a counterclaim against the Company for compensatory damages, asserting that the Company had willfully and wrongly withheld clinical study data alleged to be owned by the customer. The Company objected to these allegations and believed it had meritorious defenses against these claims and also believed that it would ultimately prevail in this matter. During 2015, a Settlement and Mutual Release Agreement (the “Agreement”) was entered into whereas the Company agreed to settle all outstanding claims for payment of $2.0 million from the customer and both parties waived the right to file any future suits. The customer paid the $2.0 million settlement during 2015 and the Company recorded a bad debt recovery of $2.0 million in Selling, general and administrative in the consolidated statements of operations.

10. SHAREHOLDERS’ EQUITY

Authorized Shares

On August 16, 2016 the Company amended its Certificate of Incorporation in connection with the closing of its IPO to increase the authorized number of shares of common stock to 250,000,000 and to authorize 5,000,000 shares of preferred stock that may be issued from time to time by the Company’s Board of Directors.

Stock-Based Compensation

2016 Incentive Award Plan

On August 11, 2016 in connection with the Company's IPO, the Board approved the formation of the 2016 Incentive Award Plan (the “2016 Plan”), which replaced our 2014 Equity Incentive Plan (the “2014 Plan”). The 2016 Plan

provides for long-term equity incentive compensation for key employees, officers and non-employee directors. A variety of discretionary awards (collectively, the “Awards”) for employees and non-employee directors are authorized under the 2016 Plan, including vested shares, stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), or other cash based or stock dividend equivalent awards, which are all equity-classified instruments under the 2016 Plan. The number of shares registered and available for grant under the 2016 Plan is 6,000,000. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the 2016 Plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the market price of the Company’s common stock at the date of grant and option terms are not expected to exceed ten years. The Company granted 648,180 stock options under the 2016 Plan during the Successor year ended December 31, 2016, consisting of 626,650 stock options vesting after four years and 21,530 stock options with various vesting schedules, but all of which vest within a calendar year of the respective grant date. The 2016 Plan has reserved 6,000,000 shares for issuance of RSAs, RSUs or stock options, of which approximately 5,400,000 awards were available for future grants as of December 31, 2016. The 2016 Plan expires in 2026, except for awards then outstanding, and is administered by the Board. All Awards granted at the IPO or thereafter were or will be issued under the 2016 Plan.

The company satisfies stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 5.4 million at December 31, 2016.

2014 Equity Incentive Plan

The 2014 Plan for employees and directors provided the issuance of vested shares, stock options, RSAs and RSUs in Medpace Holdings, Inc.’s common stock. The awards were granted to key employees as additional compensation for services rendered and as a means of retention over the vesting period, typically three to four years. RSAs awarded under the 2014 Plan were subject to automatic forfeiture upon departure until vested and entitle the shareholder to all rights of common stock ownership except that they may not be sold, transferred, pledged or otherwise disposed of during the restriction period, except as noted in the following paragraph. The 2014 Plan allowed for the issuance of non-qualified stock options to employees, officers, and directors under this plan (collectively, “the Participants”). Under the 2014 Plan, options could be granted with an exercise price equal to or greater than the fair value of common stock at the grant date as determined by the Board of Directors. The stock options, if unexercised, expired seven years from the date of grant. The Company granted 45,932 Awards under the 2014 Plan, consisting of 34,821 stock options vesting equally over four years and 11,111 fully vested shares, during the Successor year ended December 31, 2016.

As a condition to exercising stock options and acceptance of certain restricted shares, employees must have executed a Contribution and Subscription Agreement (the “Subscription Agreement”) that provided for the exchange of the shares issued for incentive units (the “Incentive Units”) in Medpace Investors upon the occurrence of certain events.  The Incentive Units were tied directly to common stock ownership in Medpace Holdings, Inc. and entitled the Incentive Unit holder to participate in the risks and rewards of owning the Successor’s stock through ownership in Medpace Investors. The awards containing this condition were liability-classified instruments as they were inevitably settled in the equity of a non-consolidated related party. Restricted share awards excluding the requirement to execute a Contribution and Subscription Agreement and settlement in common shares of Medpace Holdings, Inc. were equity-classified instruments.

At the grant date for RSAs that were liability-classified, restricted shares were legally issued and exchanged for MPI Incentive Units on behalf of the employee.  If the RSAs were not yet vested and an employee left the Successor’s employment, the restricted shares of Medpace Holdings, Inc. reverted back to the Successor and were available for re-issuance under the Successor Plan.  Upon the vesting of RSAs and RSUs and upon the exercise of stock options, the stock-based compensation liability was settled by exchanging the Successor’s stock for MPI Incentive Units.  If an employee left the Successor’s employment after they vested in the Awards and the exchange for Incentive Units was made, Medpace Investors may exercise a call option to repurchase an employee’s Incentive Units at a price determined by the manager and majority unit holder of Medpace Investors, who is also the chief executive officer of Medpace.  If Medpace Investors exercised the call right, it could do so up to the later of twelve months following the employee’s departure date or six months following the determination that the former employee was directly or indirectly engaged in competitive business activities.

Restricted Awards Modification

On December 17, 2015, the Board of Directors approved a resolution to accelerate the vesting period for all issued, outstanding and unvested RSAs and RSUs to vest on December 31, 2015, so long as the recipient of each restricted share or unit was in good standing, had not provided notice of resignation and continued to be employed by the Company as of December 31, 2015. In total, 688,599 unvested restricted awards held by 158 current employees were modified resulting in settlement of 688,599 shares.

According to the authoritative guidance for stock-based compensation, under these circumstances a company should recognize additional stock-based compensation expense in the amount of the incremental fair value of the modified award. Because the restricted awards that were modified were liability-classified, the awards were at fair value at the time of the modification and no incremental cost was recognized. While there was no incremental cost related to fair value of the awards, $5.7 million of stock-based compensation expense was recorded in 2015 related to previously unrecognized stock-based compensation cost for awards expected to vest in 2016, 2017 and 2018.

Option Awards Modification

As a result of the Company’s IPO, a condition of all outstanding stock options issued before August 10, 2016 under the 2014 Plan that previously required the exchange of the shares issued for incentive units in the equity of a non-consolidated related party was dissolved. All future exercises of options issued pursuant to the 2014 Plan will now settle in shares of the Company. As a result of the modification in the settlement condition, the options will now be equity-classified instruments and changes in the fair value of the stock compensation liability that occur during the requisite service period are no longer recognized. According to the authoritative guidance for stock-based compensation, at modification the Company should recognize additional stock-based compensation expense in the amount of the incremental fair value of the modified award. As a result, the Company recognized $3.1 million of incremental stock-based compensation expense during the Successor year ended December 31, 2016. In addition, the $10.5 million stock-based compensation liability associated with the modified stock options was reclassified to additional paid-in capital as a result of the change to equity classification.  There is no stock-based compensation liability at December 31, 2016.   The stock-based compensation liability was $3.6 million at December 31, 2015, of which $1.7 million was included in Other current liabilities and $1.9 million was included in Other long-term liabilities in the consolidated balance sheet.

Predecessor Awards

In 2011, the Predecessor adopted a stock option plan (the “2011 Stock Option Plan”) and was authorized to issue non-qualified stock options to employees, officers, and directors under this plan (collectively “the Participants”). Under the 2011 Stock Option Plan, options may be granted with an exercise price equal to or greater than the fair value of common stock at the date of the grant as determined by the Board of Directors. In April 2012, the Board of Directors amended the 2011 Stock Option Plan to increase the maximum number of shares available for issuance as options to the Participants. Options granted under the plans may be exercised at certain times subsequent to certain events, as set forth in the grant. The stock options, if unexercised, expire ten years from the date of grant.

In December 2012, the Predecessor’s Board of Directors established a restricted stock plan (the “2012 Restricted Stock Plan”) and approved the issuance of RSAs and RSUs (collectively, the “Restricted Shares”) up to an authorized amount of 350,000 total Restricted Shares. These shares are subject to certain restrictions, and are issued to key employees of the Company as a means of retention. RSAs awarded under the plan entitle the shareholder to all rights of common stock ownership except that they may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period.

The terms of the 2011 Stock Option Plan and the 2012 Restricted Stock Plan (collectively, the “Predecessor Equity Plans”) permitted, but did not require, the acceleration of vesting for awards upon a change in control. On March 24, 2014, the Predecessor’s Board of Directors approved the acceleration of vesting for outstanding Restricted Share awards and stock options, the effect of which took place immediately prior to the April 1, 2014 Transaction. The Predecessor’s Board of Directors, at the same time, also approved the cancellation of any remaining unvested equity awards and terminated the Predecessor Equity Plans. The acceleration of vesting was determined to be a modification of the Predecessor Equity Plans and, pursuant to accounting guidance governing such transactions, the Predecessor recorded incremental stock-based compensation expense of $7.1 million. The modification of the Predecessor Equity Plans resulted in accelerated vesting for 172,492 Restricted Shares and 992,412 stock options. This change impacted 266 employees. In connection with the Transaction, all Participants exercised their options, resulting in exercise proceeds aggregating $15.2 million.

Treasury Shares

The Predecessor’s Shareholder Agreement (the “Predecessor Shareholder Agreement”) permitted the Company to directly purchase the shares of employee shareholders that separated from the Company. The Predecessor did not exercise its option to repurchase shares from separated employees during any Predecessor period covered by the Predecessor’s Financial Statements.

Successor and Predecessor Equity Awards

Valuation Assumptions

The Company determines the fair value of stock options using the Black-Scholes-Merten option pricing model (the “BSM Model”). The BSM Model is primarily affected by the fair value of the Successor’s common stock (see restricted share valuation discussion below), the expected holding period for the option, expected stock price volatility over the term of the awards, the risk-free interest rate, and expected dividends.

The following table sets forth the key weighted-average assumptions used in the BSM Model to calculate the fair value of options:

	SUCCESSOR			PREDECESSOR
	Year Ended	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	December 31,	March 31,
	2016	2015	2014	2014
Expected holding period - years	3.6	4.2	5.4	N/A
Expected volatility	30.2%	36.4%	41.8%	N/A
Risk-free interest rate	1.0%	1.2%	1.7%	N/A
Expected dividend yield	0.0%	0.0%	0.0%	N/A

The assumptions used in the table above reflect both grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting and reflect a fair value calculation for stock options outstanding in the period subject to liability-classified stock compensation accounting.  As of December 31, 2016 all outstanding stock based awards are subject to equity classification through either modifications of the award terms and conditions that occurred during the Successor year ended December 31, 2016, or based on terms and conditions applicable as of the grant date.

The expected holding period represents the period of time the grants are expected to be outstanding. The Company uses the simplified method, as prescribed by accounting guidance governing such awards, to calculate the expected holding period for options granted to employees as we do not have sufficient historical evidence data to provide a reasonable basis upon which to estimate the expected holding period. For options issued prior to or during the Predecessor period ended March 31, 2014, the expected holding period was based on a probability-weighted assessment of an anticipated liquidity event. For options valued by the Successor for the years ended December 31, 2016 and 2015 and the Successor Period ended December 31, 2014, the expected holding period is based on an average between the midpoint of the vesting date and the expiration date of the options.

The Company estimates expected volatility primarily by using the historical volatility of a publicly traded peer group that operates in the clinical research and development industry. The Company does not have adequate history to calculate its own historical or implied volatility and believes the Company’s expected volatility will approximate the historical experience of the peer group.

The risk-free interest rate is based on the yield on U.S. Treasury obligations with remaining durations equal to the expected holding period of the options. The expected dividend yield is assumed to be zero based on recent and anticipated dividend activity.

Subsequent to the IPO, the fair value of common stock is based upon the market price of the Company’s common stock on the date of grant as listed on the NASDAQ.  Due to the absence of an active market for the Company’s common stock prior to the IPO, the Company determined the fair value of restricted shares by obtaining an independent valuation of the fair value of the Company’s equity, applying a discount for lack of marketability, and then calculating the implied share price. The fair value of the Company was estimated primarily using an income approach which is based on assumptions and estimates made by management and, secondarily, using other market-related factors in current industry trends as well as observed transaction values. In determining the estimated future cash flows used in the income approach, the Company developed and applied certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions, including market-participant considerations. Significant assumptions utilized in the income approach were based on company specific information and projections, which were not observable in the market and are thus considered Level 3 measurements by authoritative guidance (see discussion of fair value measurements). The discount for lack of marketability (the “Marketability Discount”) was applied to reflect what a market participant would consider in relation to the post-vesting restrictions imposed regarding the inability to sell, transfer, or pledge the shares during the restriction period. The Marketability Discount was estimated by using the BSM Model to calculate the cost of a theoretical put option to hedge the fluctuation in value of the investment between the valuation date and an anticipated liquidity date.

The following table summarizes the grant date fair values of stock options and restricted shares issued during the period as well as the allocation of stock-based compensation expense to Direct costs, excluding depreciation and amortization, and Selling, general and administrative reported in the consolidated statements of operations:

	SUCCESSOR			PREDECESSOR
	Year Ended	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	December 31,	March 31,
	2016	2015	2014	2014
Weighted average, grant date fair value
Stock Options	$6.91	$3.81	$4.33	N/A
Restricted shares (RSAs and RSUs)	$15.08	$12.53	$10.80	N/A

Stock-based compensation expense allocated to:
Direct costs, excluding depreciation and amortization	$5,555	$9,243	$4,399	$5,422
Selling, general, and administrative	4,260	13,081	1,024	1,918
Total stock-based compensation expense	$9,815	$22,324	$5,423	$7,340

Award Activity

The following table sets forth the Successor’s and Predecessor’s stock option activity:

	SUCCESSOR						PREDECESSOR
	Year Ended		Year Ended		Period Ended		Period Ended
	December 31,		December 31,		December 31,		March 31,
	2016		2015		2014		2014
		Weighted Average		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding - beginning of Period	1,794,709	$15.42	1,091,048	$14.40	-	$-	1,438,800	$11.03
Granted	683,001	$22.80	889,849	$16.67	1,131,895	$14.40	-	$-
Exercised	(36,980)	$-	(17,404)	$-	-	$-	(1,388,000)	$10.97
Forfeited	(90,564)	$15.85	(168,784)	$15.53	(40,847)	$14.40	(32,200)	$12.53
Expired	-	$-	-	$-	-	$-	(18,600)	$11.27
Outstanding - end of period	2,350,166	$17.57	1,794,709	$15.42	1,091,048	$14.40	-	$-

Exercisable - end of period	647,343	$15.22	242,777	$14.40	-	$-	-	$-

The following table sets forth the Successor and Predecessor’s Restricted Share activity:

	SUCCESSOR			PREDECESSOR
	Year Ended	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	December 31,	March 31,
	2016	2015	2014	2014
	Shares	Shares	Shares	Shares
Outstanding and unvested - beginning of period	90,697	407,171	-	176,643
Granted	11,111	1,253,924	707,721	-
Vested	(41,069)	(1,530,547)	(283,042)	(172,492)
Forfeited	(1,481)	(39,851)	(17,508)	(4,151)
Outstanding and unvested - end of period	59,258	90,697	407,171	-

Cumulative vested shares - end of period	1,854,658	1,813,589	283,042	263,490

During the Successor years ended December 31, 2016 and 2015 and the Successor Period ended December 31, 2014, 11,111, 583,021 and 283,042 Restricted Shares were granted and immediately vested upon issuance (the “Vested Shares”), respectively. There was no stock-based compensation liability related to Restricted Shares as of the Successor year ended December 31, 2016, The stock-based compensation liability related to 231,229 and 283,042 Vested Shares granted during the Successor year ended December 31, 2015 and the Successor Period ended December 31, 2014, respectively, were settled by exchanging the awards for Medpace Investors’ Incentive Units. The stock-based liability related to the residual 351,851 Vested Shares granted during the Successor year ended December 31, 2015 was settled by exchanging the awards for the Company’s common stock.

The following table summarizes information about stock options expected to vest, stock options exercisable, and unvested restricted share awards expected to vest at December 31, 2016:

	Weighted Average			Weighted Average
	Exercise	Stock	Restricted	Remaining
Issued in Successor Year Ended	Price	Options	Shares	Life (Years)
December 31, 2016
Number of stock options expected to vest	$17.51	2,304,229	-	5.4
Number of Restricted Shares expected to vest		-	59,258
Total expected to vest - December 31, 2016		2,304,229	59,258
Total stock options exercisable - December 31, 2016	$15.22	647,343		4.8
Unrecognized compensation cost - December 31, 2016 (in thousands)		$7,909	$538
Weighted average years over which unrecognized compensation cost will be recognized		2.4	2.0

The following table sets forth the aggregate intrinsic value of stock options exercised, the fair values of awards vested, and share based liabilities settled during the respective periods (in thousands):

	SUCCESSOR			PREDECESSOR
	Year Ended	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	December 31,	March 31,
	2016	2015	2014	2014
Total intrinsic value of stock options exercised	$403	$(36)	$-	$25,378
Total grant-date fair value of stock options vested	$1,384	$1,168	$-	$3,446
Total grant-date fair value of restricted shares vested	$614	$18,284	$3,057	$1,466
Total settlement date fair value of restricted shares vested	$1,236	$21,134	$3,057	N/A
Total share-based liabilities settled	$76	$16,858	$3,057	N/A

There was no stock-based compensation liability at December 31, 2016. The stock-based compensation liability of $3.6 million at December 31, 2015 is related to outstanding stock options. Further, $1.7 million is included in Other current liabilities and $1.9 million is included in Other long-term liabilities in the consolidated balance sheets at December 31, 2015.

The actual tax benefits recognized related to stock-based compensation totaled $1.0 million, $4.6 million, $3.3 million and $8.2 million for the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, respectively.

11. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan that covers substantially all U.S. employees. Participants can elect to contribute up to 50% of their eligible earnings on a pre-tax basis, subject to Internal Revenue Service annual limitations.

The U.S.-based plan offers a year-end employer matching contribution, requiring the participant to be an employee at year-end to qualify for the match. Participants with one year or more of service are eligible for the matching contribution. Participants fully vest in the employer contributions after three years of service. The employer contribution represents a percentage of a participant’s eligible compensation. The Company’s 401(k) Plan costs were $2.0 million, $1.7 million, $1.1 million and $0.3 million during the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, respectively, and were allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations.

The Company has various defined contribution arrangements for eligible employees of non-U.S. entities. These defined contribution arrangements provide employees with retirement savings and life insurance benefits. The Company incurred expenses related to these arrangements of $0.7 million, $0.7 million, $0.5 million and $0.2 million in the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, respectively, and were allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations.

The Company is also required to pay certain minimum statutory post-employment benefits. The Company recognizes a liability and the associated expense for these benefits when it is probable that employees are entitled to the benefit.

12. INCOME TAXES

The Company files income tax returns for U.S. federal and various U.S. states, as well as various foreign jurisdictions. The liabilities for unrecognized tax benefits are carried in Other long-term liabilities on the consolidated balance sheets because the payment of cash is not anticipated within one year of the balance sheet date.

The components of income (loss) before income taxes consisted of the following (in thousands):

	SUCCESSOR			PREDECESSOR
	Year Ended	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	December 31,	March 31,
	2016	2015	2014	2014
Domestic	$18,016	$(12,294)	$(23,893)	$(1,069)
Foreign jurisdictions	$3,941	$4,464	$2,854	$847
Income (loss) before income taxes	$21,957	$(7,830)	$(21,039)	$(222)

Income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Successor Year ended December 31, 2016
U.S. Federal	$15,105	$(8,784)	$6,321
U.S. state and local	1,636	(524)	1,112
Foreign jurisdictions	710	389	1,099
	$17,451	$(8,919)	$8,532

Successor Year ended December 31, 2015
U.S. Federal	$11,067	$(11,995)	$(928)
U.S. state and local	1,119	(761)	358
Foreign jurisdictions	1,372	41	1,413
	$13,558	$(12,715)	$843

Successor Period ended December 31, 2014
U.S. Federal	$1,817	$(8,941)	$(7,124)
U.S. state and local	245	(606)	(361)
Foreign jurisdictions	853	(71)	782
	$2,915	$(9,618)	$(6,703)

Predecessor Period ended March 31, 2014
U.S. Federal	$342	$659	$1,001
U.S. state and local	52	(38)	14
Foreign jurisdictions	320	(321)	(1)
	$714	$300	$1,014

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows (in thousands):

	SUCCESSOR						PREDECESSOR
	Year Ended		Year Ended		Period Ended		Period Ended
	December 31,		December 31,		December 31,		March 31,
	2016		2015		2014		2014
Income tax expense calculated at the federal statutory rate	$7,685	35.0%	$(2,740)	35.0%	$(7,363)	35.0%	$(78)	35.0%
Effect of:
State and local taxes, net of federal benefit	912	4.2	487	(6.2)	219	(1.0)	208	(93.8)
Tax on foreign earnings, net of tax credits and deductions	(26)	(0.1)	(330)	4.2	(261)	1.2	(440)	197.8
Change in valuation allowance	-	-	-	-	-	-	789	(354.3)
Permanent items:
Goodwill impairment	-	-	2,106	(26.9)	-	-	-	-
Stock-based awards	(534)	(2.4)	778	(9.9)	332	(1.6)	278	(125.2)
Other	174	0.8	185	(2.4)	730	(3.5)	296	(133.1)
State/Local tax credits	(1,049)	(4.8)	(931)	11.9	(573)	2.7	(208)	93.6
Change in liability for uncertain tax positions	1,212	5.5	1,250	(16.0)	249	(1.2)	169	(76.1)
Other	158	0.7	38	(0.5)	(36)	0.2	-	-
	$8,532	38.9%	$843	(10.8)%	$(6,703)	31.8%	$1,014	(456.1)%

The undistributed earnings of foreign subsidiaries at December 31, 2016 and 2015 were approximately $15.1 million and $10.4 million, respectively, and have been permanently reinvested. It is not practicable to determine the amount of the additional taxes that would result if these earnings were repatriated.

Components of the Company’s net deferred tax liability included in the consolidated balance sheets consisted of the following at December 31 (in thousands):

	SUCCESSOR
	2016	2015
Deferred tax assets:
Accrued liabilities	$19,393	$15,746
Depreciation and amortization	1,787	1,995
Foreign operating loss carryforward	246	250
U.S. state and local tax credits and carryforward	385	153
Other	1,209	1,132
Valuation allowance	(987)	(1,021)
Total deferred tax assets	22,033	18,255

Deferred tax liabilities:
Depreciation and amortization	(33,436)	(38,970)
Prepaid expenses	(310)	(161)
Other	(220)	(71)
Total deferred tax liabilities	(33,966)	(39,202)
Net deferred tax liability	$(11,933)	$(20,947)

The deferred tax asset attributable to U.S. state and local tax credits and carryforwards above includes less than $0.1 million for U.S. state and local operating loss carryforwards that will expire in 2029 if not utilized.

The Company has foreign operating loss carryforwards for which a deferred tax asset of $0.2 million has been established. The Company has a valuation allowance of $0.2 million against this deferred tax asset based upon its assessment that it is more likely than not that this amount will not be realized. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. Approximately 74% of the foreign net operating loss carryforwards can be utilized over an indefinite period whereas the remainder will expire at various times from 2020 to 2025 if not utilized.

In December 2013, the Company recorded an impairment loss of $2.3 million and an associated deferred tax asset of $0.8 million on its cost method investment in a related party. In March 2014, the investment was sold and the company incurred a capital loss. This loss is limited to offset future capital gains which the Company does not anticipate will be generated, thus a valuation allowance of $0.8 million has been recorded as it is more likely than not that realization cannot be assured.

Annual activity related to the Company’s valuation allowance is as follows (in thousands):

	SUCCESSOR			PREDECESSOR
	Year Ended	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	December 31,	March 31,
	2016	2015	2014	2014
Beginning Balance	$1,021	$1,086	$1,103	$305
Additions charged to expense	-	-	-	798
Reductions from utilization, reassessments and expirations	(34)	(65)	(17)	-
Ending Balance	$987	$1,021	$1,086	$1,103

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	SUCCESSOR			PREDECESSOR
	Year Ended	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	December 31,	March 31,
	2016	2015	2014	2014
Beginning Balance	$2,604	$1,353	$1,092	$938
Increases in tax positions for prior years	-	-	31	134
Decreases in tax positions for prior years	(196)	(14)	(8)	-
Increases in tax positions for current year	3,365	1,265	238	20
Lapse in statute of limitations	(75)	-	-	-
Ending Balance	$5,698	$2,604	$1,353	$1,092

Interest and penalties associated with uncertain tax positions are recognized as components of Income tax provision (benefit) in the consolidated statements of operations. There was no material change to tax-related interest and penalties during the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014. As of December 31, 2016 and 2015, respectively, the Company has a liability for interest and penalties of $1.0 million and $0.6 million that is associated with related tax liabilities of $4.3 million and $1.8 million for uncertain tax positions.

The Company operates in various foreign, state and local jurisdictions. The number of tax years for which the statute of limitations remains open for foreign, state and local jurisdictions varies by jurisdiction and is approximately four years (2012 through 2016). For federal tax purposes, the Company’s open tax years are 2012 through 2016.

13. MISCELLANEOUS (EXPENSE) INCOME, NET

Miscellaneous (expense) income, net consisted of the following (in thousands):

	SUCCESSOR			PREDECESSOR
	Year Ended	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	December 31,	March 31,
	2016	2015	2014	2014
Net loss on foreign-currency transactions	$(660)	$(1,307)	$(1,156)	$(114)
Other income	237	174	855	1,327
Miscellaneous (expense) income, net	$(423)	$(1,133)	$(301)	$1,213

14. RELATED PARTY TRANSACTIONS

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million and 0.2 million existed at December 31, 2016 and December 31, 2015, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the consolidated balance sheets, respectively, depending on the contractual repayment date.

Management Fees

In conjunction with the IPO, the Advisory Services Agreement with Cinven Capital Management (V) General Partner Limited (“Cinven”) expired. Subsequent to the IPO, the Company will pay fees for director services provided by Cinven employees that are members of the Company’s Board of Directors and any related committees. The director fees will be paid directly to Cinven in accordance with the Company’s non-employee director compensation policy. During the Successor years ended December 31, 2016 and 2015, and the Successor nine month period ended December 31, 2014, the Company incurred management fees to Cinven of $0.2 million, $0.3 million and $0.2 million, respectively, and related travel expenses of $0.1 million, $0.1 million and $0.1 million, respectively. During the Successor year ended December 31, 2016, the Company incurred director fees of $0.1 million. As of December 31, 2016 and 2015, the Company had outstanding accounts payable to Cinven of $0.1 million and $0.1 million, respectively.

Consulting Fees

During the Successor period ended December 31, 2014, the Company paid $1.7 million in consulting fees to an investment banking firm in connection with the Transaction. A managing member of this firm was previously a Medpace board member.

Service Agreements

Symplmed Pharmaceuticals, LLC (“Symplmed”)

Medpace Investors LLC, a noncontrolling shareholder of the Company that is owned by employees of the Company and managed by our chief executive officer, has a majority ownership interest in Symplmed Pharmaceuticals, LLC (“Symplmed”), a private pharmaceutical development company. In addition, the chief executive officer and other executives of the Company are board members of Symplmed. The Company has operated under a Master Services Agreement (“MSA”) with Symplmed since 2013 (amended in 2014) to perform clinical trials and related activities. Certain task orders governed by this arrangement were amended in the third quarter of 2016, changing the fee structure from unitized in nature to time and materials and revised pricing based on the Company’s leveraging of this work to develop and enhance certain new service capabilities. The Company has evaluated its relationship with Symplmed and concluded that Symplmed is not a variable interest entity because the Company has no direct ownership interest or relationship other than the MSA. During the Successor years ended December 31, 2016 and 2015 and the Successor Period ended December 31, 2014, the Company recognized related party transactions of less than $(0.1) million, $1.2 million and $1.2 million as service revenue in the consolidated statements of operations, respectively. As of December 31, 2016 and 2015 the Company had accounts receivable from Symplmed of less than $0.1 million and $0.3 million recorded in the consolidated balance sheet.

Coherus BioSciences, Inc. (“Coherus”) and MX II Associates, LLC (“MXII”)

The chief executive officer of the Company is a member of Coherus BioSciences, Inc.’s (“Coherus”) board of directors. During 2011 a related party of the Company in which the Company’s chief executive officer is the managing member, MXII, made an investment in Coherus. In early 2012 the Company made a $2.5 million investment in Coherus. Concurrent with the initial investment, MXII secured the exclusive rights for Medpace to perform Phase I through Phase III clinical trial work for certain Coherus’ “bio-similar” drug compounds executed through a MSA. In return, Medpace agreed to pay a 10% sales commission to MXII on cash received from Coherus. The commission agreement between the Company and MXII was terminated during 2015 but did not impact the MSA between the Company and Coherus. The agreement provides for a minimum fee commitment for clinical trial services and is cancelable without cause by either party upon 30 days prior notice. Medpace paid commissions of $1.1 million, $0.6 million and $0.3 million during the Successor year ended December 31, 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, respectively, which were recorded in Selling, general and administrative in the consolidated statements of operations. During the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, the Company recognized service revenue of $22.3 million, $22.1 million, $10.6 million and $2.0 million from Coherus in the Company’s consolidated statements of operations, respectively. In addition, the company recognized Reimbursed out-of-pocket revenue and Reimbursed out-of-pocket expenses with Coherus in the consolidated statements of operations of $5.1 million, $6.9 million, $2.0 million and $0.1 million during the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, respectively. As of December 31, 2016 and December 31, 2015 the Company had Accounts receivable and unbilled, net from Coherus of $2.0 million and $2.3 million recorded in the consolidated balance sheets, respectively. In addition, the Company had Advanced billings of $6.3 million and $8.4 million and Pre-funded study costs of $3.8 million and $3.5 million with Coherus recorded in the consolidated balance sheets at December 31, 2016 and 2015, respectively.

In March 2014, the Predecessor’s cost method investment in Coherus was sold to Medpace Investors for $0.3 million and was reflected in the other income component of Miscellaneous (expense) income, net in the consolidated statements of operations for the Predecessor Period ended March 31, 2014.

Xenon Pharmaceuticals, Inc. (“Xenon”)

Certain executives and employees of the Company, including the chief executive officer, have equity investments in Xenon, a clinical-stage biopharmaceutical company. In addition, a Medpace employee was a director of Xenon until May 2015. During July 2015 the Company and Xenon entered into an amended MSA agreement for the Company to provide certain clinical development services. The Company recognized service revenue from Xenon of $1.3 million and $0.7 million during the Successor years ended December 31, 2016 and 2015, respectively, in the Company’s consolidated statements of operations. In addition, the company recognized Reimbursed out-of-pocket revenue and Reimbursed out-of-pocket expenses with Xenon in the consolidated statements of operations of $0.2 million and less than $0.1 million during the Successor years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and December 31, 2015 the Company had Accounts receivable and unbilled, net from Xenon of $0.3 million and less than $0.1 million recorded in the consolidated balance sheets, respectively. As of December 31, 2016 and 2015, respectively, the Company had, from Xenon, $1.3 million and $1.8 million of Advanced billings and $0.1 million and $0.2 million of Pre-funded study costs, in the consolidated balance sheets.

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. During the first quarter of 2016, it was announced that a Medpace employee would join Cymabay’s board of directors. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform various central laboratory services. The Company recognized service revenue from Cymabay of $0.3 million and $0.1 million during the Successor years ended December 31, 2016 and 2015, respectively, in the Company’s consolidated statements of operations.

LIB Therapeutics LLC (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of directors. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform various clinical development and central laboratory services. The Company recognized service revenue from LIB of $0.2 million during the Successor year ended December 31, 2016 in the Company’s consolidated statements of operations.

Medpace Investors, LLC

Medpace Investors is a noncontrolling shareholder and related party of Medpace Holdings, Inc. Medpace Investors is owned and managed by employees of the Company. The Company’s chief executive officer is also the manager and majority unit holder of Medpace Investors. The Successor acts as a paying agent for Medpace Investors with taxing authorities principally in instances when employee tax payments or remittance of withholdings related to equity compensation are required. During the Successor years ended December 31, 2016 and 2015, and the Successor Period ended December 31, 2014, the Company paid $0.8 million, $0.9 million and $1.4 million to various taxing authorities on behalf of Medpace Investors. During the Successor year ended December 31, 2016, the Company received $0.3 million from Medpace Investors for receivables owed to the Company from Symplmed.  Additionally, the Company paid approximately $0.3 million to Medpace Investors due to the settlement of certain liabilities related to the Merger Agreement between the sellers (led by CCMP) and the buyers (led by Cinven). See Note 2 for further information.

Leased Real Estate

Headquarters Lease

The Company has entered into operating leases for its corporate headquarters and a storage space facility with an entity that is wholly owned by the Company’s chief executive officer. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the leases. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The lease for storage space was through June 2016 and was leased on a month to month basis, thereafter. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the properties. Annual base rent for the corporate headquarters is $2.1 million and allows for adjustments to the rental rate annually for increases in the consumer price index. Lease expense recognized for the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014 was $2.1 million, $2.1 million, $1.6 million and $0.5 million. The lease expense was allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations.

Deemed Assets and Deemed Landlord Liabilities

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. In accordance with the accounting guidance related to leases, the Company was deemed in substance to be the owner of the property during the construction phase and at completion. Accordingly, the Company reflected the buildings and related liabilities as deemed assets from landlord building construction in Property and equipment, net, Other current liabilities, and Deemed landlord liabilities, respectively, on the consolidated balance sheets. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The deemed assets are being fully depreciated, on a straight line basis, over the 15-year term of the lease. Deemed landlord liabilities are recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties. Accretion expense is being recorded over the term of the lease as a component of Interest expense, net in the Company’s consolidated statements of operations. The Company paid $3.7 million, $3.4 million, $3.1 million and $0.9 million during the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014, the Predecessor Period ended March 31, 2014, respectively. The current and long-term portions of the Deemed landlord liability at December 31, 2016 were $1.7 million and $28.5 million, respectively. The current and long-term portions of the Deemed landlord liability at December 31, 2015 were $1.6 million and $30.3 million, respectively. The Company has recognized $18.1 million and $19.8 million, respectively, of deemed assets, net at December 31, 2016 and 2015 in the consolidated balance sheets.

Travel Services

Reynolds Jet Management

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the senior vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $1.0 million, $0.9 million, $0.5 million and $0.1 million during the Successor years ended December 31, 2016 and 2015, the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, respectively. These travel expenses are recorded in Selling, general and administrative in the Company’s consolidated statements of operations.

Common Stock Purchases

During 2015, an employee of the Company entered into a stock purchase agreement (“SPA”) with the Company that permitted the purchase of 37,037 shares of the Company’s common stock at the then-current value for those shares. There was no stock-based compensation expense recognized in relation to the SPA due to no required services to be rendered in exchange for shares. The proceeds from this SPA are reflected as Proceeds from sale of common stock in the consolidated statement of cash flows for the Successor year ended 2015.

Assets and Obligations Related to Former Owners

Pursuant to the Medpace, Inc. Stock Purchase Agreement dated June 17, 2011 (the “Predecessor Purchase Agreement”), certain tax indemnifications between the sellers (a group led by the former majority shareholder who is the current chief executive officer, the “Former Owners”) and the buyers (led by CCMP) were entered into regarding contingencies that could arise after the June 17, 2011 transaction, as well as tax payments or refunds that were finalized after June 17, 2011 but which relate to periods prior to the Predecessor Purchase Agreement date. In February 2015, a settlement was reached with a local taxing authority regarding the refund of income tax payments made by the Company prior to June 17, 2011. On the consolidated balance sheets at December 31, 2016 and 2015, the Successor has $0.1 million and $0.4 million in Prepaid expenses and other current assets and Other assets related to the tax refund due from the local taxing authority and $0.1 million and $0.4 million in Other current liabilities and Other long-term liabilities representing the obligation to the Former Owners. The Successor has less than $0.1 million and $0.1 million in Prepaid expenses and other current assets and $0.0 million and $0.1 million in Other current liabilities on the consolidated balance sheets at December 31, 2016 and 2015, associated with refunds from various other taxing authorities that were generated prior to June 17, 2011.

15. ACQUISITION AND INTEGRATION EXPENSES

The Successor and the Predecessor incurred $9.3 million and $12.4 million of one-time Acquisition and integration expenses related to the Transaction during the Successor Period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, respectively, primarily for investment banking, legal, accounting, consulting and other advisory fees.

16. ENTITY WIDE DISCLOSURES

Operations By Geographic Location

The Company conducts operations in North America, Europe, Africa, Asia-Pacific and Latin America through wholly-owned subsidiaries and representative sales offices. The Company attributes service revenue to geographical locations based upon the location of the contracting entity. For the Successor years ended December 31, 2016 and 2015, service revenue attributable to the U.S. represented approximately 98% of total consolidated service revenue, net. No other country or region represents more than 5% of service revenue, net.

The following table summarizes property and equipment, net by geographic region and is further broken down to show countries which account for 10% or more of total as of December 31, (in thousands):

	SUCCESSOR
	2016	2015
Property and equipment, net:
United States	$34,817	$28,152
Europe
Belgium	3,672	3,896
Other	3,764	3,968
Total Europe	7,436	7,864
Other	1,552	1,496
Total property and equipment, net	$43,805	$37,512

Products & Services

Clinical research services and laboratory services represented approximately 87% and 13%, 87% and 13%, 85% and 15% and 85% and 15% of consolidated service revenue, net for the Successor years ended December 31, 2016 and 2015, the Successor period ended December 31, 2014 and the Predecessor Period ended March 31, 2014, respectively.

17. QUARTERLY FINANCIAL DATA (unaudited)

The following table summarizes the Company's unaudited quarterly results of operations (in thousands, except per share data):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Service revenue, net	$87,800	$92,633	$94,812	$95,376
Direct costs, excluding depreciation and amortization	46,981	49,234	51,221	51,074
Income from operations	12,869	14,114	12,617	12,890
Net income (loss)	3,448	4,962	5,036	(21)
Net income (loss) per share attributable to common shareholders - Basic	$0.11	$0.15	$0.14	$(0.00)
Net income (loss) per share attributable to common shareholders - Diluted	$0.11	$0.15	$0.13	$(0.00)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Service revenue, net	$76,030	$76,752	$81,638	$85,681
Direct costs, excluding depreciation and amortization	39,125	38,600	41,763	44,219
Income (loss) from operations	6,389	7,867	7,195	(889)
Net (loss) income	(59)	95	(133)	(8,576)
Net (loss) income per share attributable to common shareholders - Basic	$(0.00)	$0.00	$(0.00)	$(0.27)
Net (loss) income per share attributable to common shareholders - Diluted	$(0.00)	$0.00	$(0.00)	$(0.27)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.1 Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees, which is available on our website at www.medpace.com in the “Investors” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as NASDAQ’s requirements to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above.

The information concerning our executive officers and directors in response to this item is contained above in part under the caption “Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K.  The remainder of the response to this item is contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

The following financial statements and supplementary data are included in Item 8 of this annual report:

(2) Financial Statement Schedules

The information required to be submitted in the Financial Statement Schedules for Medpace Holdings, Inc. and subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(3) Exhibits

The exhibits listed in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

By:	/s/ JESSE J. GEIGER
	Name:	Jesse J. Geiger
	Title:	Chief Financial Officer, and Chief Operating Officer, Laboratory Operations

	Date:	February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ AUGUST J. TROENDLE	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
August J. Troendle		February 28, 2017

/s/ JESSE J. GEIGER	Chief Financial Officer, and Chief Operating Officer, Laboratory Operations (Principal Financial and Accounting Officer)
Jesse J. Geiger		February 28, 2017

/s/ BRUCE BROWN	Director
Bruce Brown		February 28, 2017

/s/ BRIAN T. CARLEY	Director
Brian T. Carley		February 28, 2017

/s/ ROBERT O. KRAFT	Director
Robert O. Kraft		February 28, 2017

/s/ ALEXANDER F.S. LESLIE	Director
Alexander F.S. Leslie		February 28, 2017

/s/ MATTHEW R. NORTON	Director
Matthew R. Norton		February 28, 2017

/s/ DR. SUPRAJ R. RAJAGOPALAN	Director
Dr. Supraj R. Rajagopalan		February 28, 2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Medpace Holdings, Inc.	8-K	001-37856	3.1	8/16/16

3.2	Amended and Restated Bylaws of Medpace Holdings, Inc.	8-K	001-37856	3.2	8/16/16

4.1	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-212236	4.1	7/26/16

4.2	Voting Agreement	10-Q	001-37856	4.2	11/3/16

#10.1	Medpace Holdings, Inc. 2016 Incentive Award Plan	10-Q	001-37856	10.1	11/3/16

#10.2	Medpace Holdings, Inc. 2016 Senior Executive Incentive Bonus Plan	10-Q	001-37856	10.2	11/3/16

10.3	Registration Rights Agreement	10-Q	001-37856	10.3	11/3/16

#10.4	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Award Grant Notice	S-1/A	333-212236	10.13	8/1/16

#10.5	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement	S-1/A	333-212236	10.14	8/1/16

#10.6	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-1/A	333-212236	10.15	8/1/16

#10.7	Medpace Holdings, Inc. 2016 Incentive Award Plan Sub-Plan for UK Participants	S-1/A	333-212236	10.16	8/1/16

#10.8	Medpace Holdings, Inc. Non-Employee Director Compensation Policy	S-1	333-212236	10.17	6/24/16

#10.9	Amended and Restated Employment Agreement, by and between Medpace Holdings, Inc. and Dr. August J. Troendle	S-1/A	333-212236	10.18	7/26/16

#10.10	Medpace Holdings, Inc. 2016 Incentive Award Plan UK Company Share Option Plan (CSOP) Sub-Plan	S-1/A	333-212236	10.19	8/1/16

10.11	Credit Agreement, dated as of December 8, 2016, by and among Medpace IntermediateCo, Inc., as parent guarantor, each lender from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent	8-K	001-37856	10.1	12/8/16

21.1	List of Subsidiaries of Medpace Holdings, Inc.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.