Form 10-Q
period 2017-03-31
Medpace Holdings, Inc.
filed 2017-05-02
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	40,745,840 shares outstanding as of April 30, 2017

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	March 31,	December 31.
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$29,316	$37,099
Restricted cash	293	308
Accounts receivable and unbilled, net (includes $1.7 million and $2.3 million with related parties at March 31, 2017 and December 31, 2016, respectively)	82,283	79,767
Prepaid expenses and other current assets	16,433	16,074
Total current assets	128,325	133,248
Property and equipment, net	44,976	43,805
Goodwill	660,981	660,981
Intangible assets, net	126,623	136,071
Deferred income taxes	154	97
Other assets	5,034	4,903
Total assets	$966,093	$979,105
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,345	$10,911
Accrued expenses	14,083	24,417
Pre-funded study costs (includes $3.9 million and $3.9 million with related parties at March 31, 2017 and December 31, 2016, respectively)	48,473	51,948
Advanced billings (includes $5.7 million and $7.6 million with related parties at March 31, 2017 and December 31, 2016, respectively)	60,474	65,668
Current portion of long-term debt	13,406	12,375
Other current liabilities	5,264	3,284
Total current liabilities	150,045	168,603
Long-term debt, net, less current portion	147,230	151,267
Deemed landlord liability, less current portion	28,063	28,527
Deferred income tax liability	11,683	12,030
Other long-term liabilities	8,092	7,968
Total liabilities	345,113	368,395
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at March 31, 2017 and December 31, 2016, respectively; 40,675,553 and 40,662,856 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	407	407
Additional paid-in capital	625,296	623,629
Accumulated deficit	(1,577)	(9,584)
Accumulated other comprehensive loss	(3,146)	(3,742)
Total shareholders’ equity	620,980	610,710
Total liabilities and shareholders’ equity	$966,093	$979,105

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended
	March 31,
	2017	2016
Revenue:
Service revenue, net (includes $4.0 million and $7.8 million with related parties for the three months ended March 31, 2017 and 2016, respectively)	$93,781	$87,800
Reimbursed out-of-pocket revenue (includes $0.7 million and $1.2 million with related parties for the three months ended March 31, 2017 and 2016, respectively)	12,830	11,786
Total revenue	106,611	99,586
Operating expenses:
Direct costs, excluding depreciation and amortization	51,105	46,981
Reimbursed out-of-pocket expenses (includes $0.7 million and $1.2 million with related parties for the three months ended March 31, 2017 and 2016, respectively)	12,830	11,786
Selling, general and administrative	15,154	13,509
Depreciation	2,130	1,773
Amortization	9,448	12,668
Total operating expenses	90,667	86,717
Income from operations	15,944	12,869
Other expense, net:
Miscellaneous expense, net	(372)	(935)
Interest expense, net	(1,794)	(5,973)
Total other expense, net	(2,166)	(6,908)
Income before income taxes	13,778	5,961
Income tax provision	5,331	2,513
Net income	$8,447	$3,448
Net income per share attributable to common shareholders:
Basic	$0.21	$0.11
Diluted	$0.20	$0.11
Weighted average common shares outstanding:
Basic	40,669	32,625
Diluted	41,508	32,625

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended
	March 31,
	2017	2016
Net income	$8,447	$3,448
Other comprehensive income
Foreign currency translation adjustments, net of taxes	596	572
Comprehensive income	$9,043	$4,020

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,447	$3,448
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,130	1,773
Amortization	9,448	12,668
Stock-based compensation expense	1,034	1,009
Amortization of debt issuance costs and discount	165	672
Deferred income tax benefit	(410)	(310)
Other	(252)	46
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(2,292)	(9,927)
Prepaid expenses and other current assets	(247)	(1,264)
Accounts payable	(1,331)	(2,027)
Accrued expenses	(10,508)	(5,004)
Pre-funded study costs	(3,497)	1,305
Advanced billings	(5,246)	9,669
Other assets and liabilities, net	1,884	567
Net cash (used in) provided by operating activities	(675)	12,625
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(4,374)	(3,456)
Other	16	32
Net cash used in investing activities	(4,358)	(3,424)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	193	7
Payment of debt	(3,094)	(18)
Payment of deemed landlord liability	(404)	(369)
Net cash used in financing activities	(3,305)	(380)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	540	384
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(7,798)	9,205
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	37,407	17,737
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$29,609	$26,942

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements include the accounts of the Company, are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes could differ from management’s estimates and assumptions. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recently Adopted Accounting Standards

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in practice by requiring the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company, as permitted, early adopted ASU 2016-18 in the fourth quarter of 2016.  As a result of this adoption, cash flows resulting from changes in restricted cash balances, are no longer presented as a component of net cash provided by operating activities in the Company’s condensed consolidated statements of cash flows, but have been reclassified and combined within Increases/(Decreases) in Cash and Cash Equivalents and Restricted Cash.  This reclassification was retrospectively applied to all periods presented within the condensed consolidated statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance is intended to simplify certain aspects of accounting for share based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to adopt this ASU in the first quarter of 2017 as required. The following summarizes the effects of the adoption on the Company's condensed consolidated financial statements:

•

Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends, if distributed, on share-based payment awards) are recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result, the Company recognized discrete adjustments to income tax expense for the three months ended March 31, 2017 of less than $0.1 million related to excess tax benefits. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company applied the prospective adoption approach for any unrecognized excess tax benefits beginning in 2017, which did not result in any cumulative-effect adjustment upon adoption. Prior periods have not been adjusted.

•

Forfeitures - Prior to adoption, share-based compensation expense was recognized on a straight line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that were expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption, the Company no longer applies a forfeiture rate and instead accounts for forfeitures as they occur. The Company applied the modified retrospective adoption approach beginning in 2017 and booked an immaterial cumulative-effect adjustment to additional paid-in-capital and retained earnings within Shareholders’ Equity. Prior periods have not been adjusted.

•

Statements of Cash Flows - The Company historically accounted for excess tax benefits on the Statement of Cash Flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. The Company elected to adopt this portion of the standard on a prospective basis beginning in 2017. Prior periods have not been adjusted.

•

Earnings Per Share - The Company uses the treasury stock method to compute diluted earnings per share, unless the effect would be anti-dilutive. Under this method, the Company is no longer required to estimate the tax rate and apply it to the dilutive share calculation for determining the dilutive earnings per share. The Company utilized the prospective adoption approach and applied this methodology beginning in 2017. Prior periods have not been adjusted.

Upon adoption, no other aspects of ASU 2016-09 had an effect on the Company's condensed consolidated financial statements or related footnote disclosures.

Recently Issued Accounting Standards

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

In May 2014, the FASB issued ASU No. 2014-09 ‘‘Revenue from Contracts with Customers,’’ to clarify the principles of recognizing revenue and create common revenue recognition guidance between US GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. ASUs’ 2016-12, 2016-10 and 2016-08 all clarify the interpretation guidance in ASU No. 2014-09, “Revenue from Contracts with Customers” specifically related to narrowing specific aspects of Topic 606 and adding illustrative examples to assist in the application of the guidance. The effective date and transition requirements in ASUs’ 2016-12, 2016-10, and 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The new standard allows for either a retrospective or modified retrospective approach to transition upon adoption. The new standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company will adopt ASU 2014-09 as well as the clarified guidance in ASUs’ 2016-12, 2016-10, 2016-08 during the first quarter of 2018, as required, but is still evaluating its transition approach upon adoption. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements. In 2017, the Company will continue to rewrite its revenue recognition accounting policy and draft new revenue disclosures to reflect the requirements of this standard. The Company also continues to evaluate the impact this guidance will have on our condensed consolidated financial statements including but not limited to review of its performance obligations in its fixed fee contracts.

(2) Net Income Per Share

Basic and diluted earnings or loss per share (“EPS”) are computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Restricted Stock Awards (“RSAs”) are considered participating securities because they are legally issued at the date of grant and holders are entitled to receive non-forfeitable dividends during the vesting term.

The computation of diluted EPS includes additional common shares, such as unvested stock options with exercise prices less than the average market price of the Company’s common stock during the period (“in-the-money options”), which would be considered outstanding under the treasury stock method. The treasury stock method assumes that additional shares would have to be issued in cases where the exercise price of stock options is less than the value of the common stock being acquired because the cash proceeds received from the stock option holder would not be sufficient to acquire that same number of shares. The Company does not compute diluted EPS in cases where the inclusion of such additional shares would be anti-dilutive in effect.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016, (in thousands, except for earnings per share):

	Three Months Ended
	March 31,
	2017	2016
Weighted-average shares:
Common shares outstanding	40,669	32,625
RSAs	59	-
Total weighted-average shares	40,728	32,625
Earnings per common share—Basic
Net income	$8,447	$3,448
Less: Undistributed earnings allocated to RSAs	12	-
Net income available to common shareholders—Basic	$8,435	$3,448

Net income per common share—Basic	$0.21	$0.11

Basic weighted-average common shares outstanding	40,669	32,625
Effect of diluted shares	839	-
Diluted weighted-average shares outstanding	41,508	32,625

Net income per common share—Diluted	$0.20	$0.11

During the three month periods ended March 31, 2017 and 2016, respectively, there were 75,193 and 263,924 shares excluded from the computation of EPS because they were anti-dilutive under the treasury method calculation of diluted weighted average shares outstanding. During the three month period ended March 31, 2016, the Company had 794,037 stock options that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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

The Company does not have any recurring fair value measurements as of March 31, 2017. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2017 or 2016.

(4) Accounts Receivable And Unbilled, Net

Accounts receivable and unbilled, net includes service revenue and reimbursed out-of-pocket revenue. Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2017	2016
Accounts receivable	$57,998	$48,270
Unbilled	27,177	34,719
Less allowance for doubtful accounts	(2,892)	(3,222)
Total accounts receivable and unbilled, net	$82,283	$79,767

(5) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2017	2016
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Backlog	$72,630	$72,630
Customer relationships	145,051	145,051
Developed technologies	54,475	54,475
Other	2,505	2,505
Total finite-lived intangible assets	274,661	274,661
Accumulated amortization:
Backlog	(72,630)	(72,630)
Customer relationships	(72,866)	(66,267)
Developed technologies	(32,685)	(29,961)
Other	(1,503)	(1,378)
Total accumulated amortization	(179,684)	(170,236)
Total finite-lived intangible assets, net	94,977	104,425
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$126,623	$136,071

As of March 31, 2017, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2017	$28,342
2018	29,371
2019	14,639
2020	7,797
2021	5,114
Later years	9,714
$94,977

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2017	2016
Employee compensation and benefits	$10,678	$21,453
Other	3,405	2,964
Total accrued expenses	$14,083	$24,417

(7) Debt

Debt consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2017	2016

Term loan	$161,906	$165,000
Less unamortized discount	(500)	(534)
Less unamortized term loan debt issuance costs	(770)	(824)
Less current portion of long-term debt	(13,406)	(12,375)
Long-term debt, net, less current portion	$147,230	$151,267

Principal payments on debt are due as follows (in thousands):

2017 (remaining)	$ 9,281
2018	16,500
2019	16,500
2020	20,625
2021	99,000
Total	$ 161,906

The estimated fair value of the Company’s term loan based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions, approximates the carrying value as of March 31, 2017 and December 31, 2016.

(8) Shareholder’s Equity and Stock-Based Compensation

The Company granted 700,050 stock option awards, vesting after four years, to employees under the 2016 Incentive Award Plan, during the three months ended March 31, 2017. The Company granted 34,812 stock options vesting equally over four years and 11,111 restricted awards, which immediately vested upon issuance, to employees under the 2014 Equity Incentive Plan during the three months ended March 31, 2016.

Award Activity

The following table sets forth the Company’s stock option activity:

	Three Months Ended March 31, 2017
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	2,350,166	$17.57
Granted	700,050	$28.33
Exercised	(12,688)	$15.22
Forfeited	(49,834)	$18.31
Expired	-	$-
Outstanding - end of period	2,987,694	$20.09

Exercisable - end of period	757,404	$15.47

The following table sets forth the Company’s Restricted Share activity:

Three Months Ended
March 31, 2017
Shares
Outstanding and unvested - beginning of period	59,258
Granted	-
Vested	-
Forfeited	-
Outstanding and unvested - end of period	59,258

Cumulative vested shares - end of period	1,854,658

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended March 31,
	2017	2016
Direct costs, excluding depreciation and amortization	$542	$563
Selling, general and administrative	492	446
Total stock-based compensation expense	$1,034	$1,009

(9) Income Taxes

The Company’s effective income tax rate was 38.7% and 42.2% for the three months ended March 31, 2017 and 2016, respectively. The Company’s effective income tax rate for the three months ended March 31, 2017 varied from the U.S. statutory rate of 35.0% primarily due to the impact of domestic and foreign uncertain tax positions.

(10) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2017 and December 31, 2016.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of March 31, 2017.

(11) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at March 31, 2017 and December 31, 2016, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreements

Medpace Investors LLC, a noncontrolling shareholder of the Company that is owned by employees of the Company and managed by the Company’s chief executive officer, has a majority ownership interest in Symplmed Pharmaceuticals, LLC (“Symplmed”), a private pharmaceutical development company. In addition, the chief executive officer and other executives of the Company are board members of Symplmed. The Company has operated under a Master Services Agreement (“MSA”) with Symplmed since 2013 (amended in 2014) to perform clinical trials and related activities. Certain task orders governed by this arrangement were amended in the third quarter of 2016, changing the fee structure from unitized in nature to time and materials and revised pricing to more appropriately reflect market pricing based on the Company’s leveraging of this work to develop and enhance certain new service capabilities. The Company has evaluated its relationship with Symplmed and concluded that Symplmed is not a variable interest entity because the Company has no direct ownership interest or relationship other than the MSA. During the three months ended March 31, 2017 and 2016, the Company recognized service revenue from Symplmed of less than $0.1 million and $0.3 million, respectively, in the Company’s condensed consolidated statements of operations.

The chief executive officer of the Company is a member of Coherus BioSciences, Inc.’s (“Coherus”) board of directors. During the three months ended March 31, 2017 and 2016, the Company recognized service revenue from Coherus of $3.3 million and $7.1 million, respectively, in the Company’s condensed consolidated statements of operations.  In addition, the company recognized Reimbursed out-of-pocket revenue and Reimbursed out-of-pocket expenses with Coherus in the condensed consolidated statements of operations of $0.6 million and $1.2 million during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, respectively, the Company had Accounts receivable and unbilled, net from Coherus of $1.4 million and $2.0 million recorded in the condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, respectively, the Company had, from Coherus, $5.0 million and $6.3 million of Advanced billings and $3.6 million and $3.8 million of Pre-funded study costs, in the condensed consolidated balance sheets.

Certain executives and employees of the Company, including the chief executive officer, have equity investments in Xenon, a clinical-stage biopharmaceutical company. During July 2015 the Company and Xenon entered into an amended MSA agreement for the Company to provide certain clinical development services. The Company recognized service revenue from Xenon of $0.5 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016, respectively, the Company had Accounts receivable and unbilled, net from Xenon of $0.1 million and $0.3 million recorded in the condensed consolidated balance sheets.  As of March 31, 2017 and December 31, 2016, respectively, the Company had, from Xenon, $0.6 million and $1.3 million of Advanced billings and $0.2 million and $0.1 million of Pre-funded study costs, in the condensed consolidated balance sheets.

Medpace Investors, LLC

Medpace Investors is a noncontrolling shareholder and related party of Medpace Holdings, Inc. Medpace Investors is owned and managed by employees of the Company. The chief executive officer of Medpace is also the manager and majority unit holder of Medpace Investors. The Successor Company acted as a paying agent for Medpace Investors with taxing authorities principally in instances when employee tax payments or remittance of withholdings related to equity compensation are required. During the three months ended March 31, 2016, the Company paid $0.6 million to various taxing authorities on behalf of Medpace Investors.

Purchase of Real Estate Properties

In December 2016, the Company entered into a purchase agreement for four parcels of real estate property that are closely situated to the Medpace campus in Cincinnati, Ohio, from AT Redevelopment Company, LLC, which is wholly-owned by the Company’s chief executive officer. The purchase price of the real estate property was $355,500 as determined by an independent third party broker's opinion of value. The transaction closed on January 11, 2017.

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Lease expense recognized for each of the three months ended March 31, 2017 and 2016 was $0.5 million, respectively. The lease expense was allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative in the condensed consolidated statements of operations.

Deemed Assets and Deemed Landlord Liabilities

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. In accordance with the accounting guidance related to leases, the Company was deemed in substance to be the owner of the property during the construction phase and at completion. Accordingly, the Company reflected the buildings and related liabilities as deemed assets from landlord building construction in Property and equipment, net, Other current liabilities, and Deemed landlord liability, less current portion, respectively, on the condensed consolidated balance sheets. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The deemed assets are being fully depreciated, on a straight line basis, over the 15-year term of the lease. Deemed landlord liabilities are recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties. Accretion expense is being recorded over the term of the lease as a component of Interest expense, net in the Company’s condensed consolidated statements of operations. The Company paid $0.9 million during the three months ended March 31, 2017 and 2016, respectively. The current and long-term portions of the Deemed landlord liability at March 31, 2017 were $1.8 million and $28.1 million, respectively. The current and long-term portions of the Deemed landlord liability at December 31, 2016 were $1.7 million and $28.5 million, respectively. The Company has recognized deemed assets, net of $17.6 million and $18.1 million at March 31, 2017 and December 31, 2016, respectively, in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the executive vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.3 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations.

(12) Subsequent Events

On April 27, 2017, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million of the Company’s common stock in the open market or negotiated transactions, at the discretion of our management. The extent and timing of repurchases will depend on market conditions, applicable regulatory requirements, and other considerations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and with the information under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” below and “Risk Factors” in “Item 1A Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Income Tax Provision

Income tax provision consists of federal, state and local taxes on income in multiple jurisdictions.  Our income tax is impacted by the pre-tax earnings in jurisdictions with varying tax rates and any related tax credits that may be available to us.  Our current and future provision for income taxes will vary from statutory rates due to the impact of valuation allowances in certain countries, income tax incentives, certain non-deductible expenses, and other discrete items.

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

Cancellations arise in the normal course of business and are reflected when we receive written confirmation from the customer to cease work on a contractual agreement. The majority of our customers can terminate our contracts without cause upon 30 days’ notice. Similar to new business awards, the number and amount of cancellations can vary significantly period over period due to timing of customer correspondence and study-specific circumstances. Total cancellations in a period are offset against gross new business awards received in a period to determine net new business awards in our backlog calculation. Net new business awards were $93.9 million and $106.4 million for the three months ended March 31, 2017 and 2016, respectively.

Backlog represents anticipated future net service revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of March 31, 2017, our backlog increased by $35.7 million, or 8.0%, to $483.8 million compared to $448.1 million as of March 31, 2016. Included within backlog as of March 31, 2017 was approximately $258 million to $268 million that we expect to convert to net service revenue over the next twelve months, with the remainder expected to convert to net service revenue thereafter.

The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $0.2 million for the three months ended March 31, 2017 and no net foreign currency adjustments for the three months ended March 31, 2016.

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

	Three Months Ended March 31,
	2017	2016
U.S. Dollars per Euro:	1.07	1.10

Results of Operations

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

	Three Months Ended
	March 31,
(Amounts in thousands, except percentages)	2017	2016	Change	% Change
Service revenue, net	$93,781	$87,800	$5,981	6.8%
Reimbursed out-of-pocket revenue	12,830	11,786	1,044	8.9%
Total revenue	106,611	99,586	7,025	7.1%
Direct costs, excluding depreciation and amortization	51,105	46,981	4,124	8.8%
Reimbursed out-of-pocket expenses	12,830	11,786	1,044	8.9%
Selling, general and administrative	15,154	13,509	1,645	12.2%
Depreciation	2,130	1,773	357	20.1%
Amortization	9,448	12,668	(3,220)	(25.4)%
Total operating expenses	90,667	86,717	3,950	4.6%
Income from operations	15,944	12,869	3,075
Miscellaneous expense, net	(372)	(935)	563
Interest expense, net	(1,794)	(5,973)	4,179
Income before income taxes	13,778	5,961	7,817
Income tax provision	5,331	2,513	2,818
Net income	$8,447	$3,448	$4,999

Service revenue, net and Reimbursed out-of-pocket revenue

For the three months ended March 31, 2017 service revenue, net increased by $6.0 million to $93.8 million, from $87.8 million for the three months ended March 31, 2016. This increase was primarily driven by growth within the Cardiovascular, Oncology, and AVAI therapeutic areas.

Reimbursed out-of-pocket revenue increased by $1.0 million to $12.8 million for the three months ended March 31, 2017, from $11.8 million for the three months ended March 31, 2016.  Reimbursed out-of-pocket revenues can fluctuate significantly from period to period based on the timing of program initiation or closeout, and these changes do not necessarily correlate to changes in net service revenue. The reimbursements were offset by an equal amount of reimbursed out-of-pocket expenses.

Direct costs, excluding depreciation and amortization and Reimbursed out-of-pocket expenses

Our direct costs, excluding depreciation and amortization increased by $4.1 million, to $51.1 million for the three months ended March 31, 2017 from $47.0 million for the three months ended March 31, 2016. The increase was primarily attributed to increases in employee related costs for additional personnel and contracted services to support the growth in project activities. The employee related costs portion of direct costs, excluding depreciation and amortization increased by $3.6 million for the three months ended March 31, 2017, compared to the same period in the prior year. The contracted services costs increased by $0.5 million for the three months ended March 31, 2017, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $1.6 million, to $15.2 million for the three months ended March 31, 2017 from $13.5 million for the three months ended March 31, 2016.  This increase was primarily driven by an increase in employee related costs for additional personnel of $1.7 million for the three months ended March 31, 2017, compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.9 million, to $11.6 million for the three months ended March 31, 2017 from $14.4 for the three months ended March 31, 2016. The decrease in depreciation and amortization were primarily related to the continued amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous expense, net

Miscellaneous expense, net decreased by $0.6 million to $0.4 million of expense for the three months ended March 31, 2017 from $0.9 million of expense for the three months ended March 31, 2016. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest expense, net

Interest expense, net decreased by $4.2 million to $1.8 million for the three months ended March 31, 2017 from $6.0 million for the three months ended March 31, 2016. The decrease in interest expense, net was related to the average lower outstanding balance under our Senior Secured Term Loan Facility (as defined below), as well as a lower effective interest rate as a result of the new credit agreement entered into in December 2016 (as described below).

Income tax provision

Income tax provision increased by $2.8 million, to $5.3 million for the three months ended March 31, 2017 from $2.5 million for the three months ended March 31, 2016. The overall effective tax rate for the three months ended March 31, 2017 was 38.7%, compared to an overall effective tax rate of 42.2% for the three months ended March 31, 2016. The change in effective tax rates and the increase in income tax provision was primarily due to the increases in projected pre-tax book income for the three months ended March 31, 2017 coupled with relatively consistent year over year rate reconciliation drivers.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our Senior Secured Revolving Credit Facility (as defined below). As of March 31, 2017, we had cash and cash equivalents of $29.6 million, including approximately $0.3 million of restricted cash, primarily related to advanced payments received pursuant to certain sponsor contracts. Approximately $11.6 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of March 31, 2017. On December 8, 2016, the Company entered into a credit agreement (the “Senior Secured Credit Agreement”) consisting of a $165.0 million term loan (the “Senior Secured Term Loan Facility”) and a $150.0 million revolving credit facility (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, the “Senior Secured Credit Facilities”). As of March 31, 2017, we had $150.0 million available for borrowing under our Senior Secured Revolving Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, payment of debt, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs for the next 12 months and on a longer-term basis. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities.  We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings.  While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises. We believe that our sources of liquidity and capital will be sufficient to finance our cash needs for the next 12 months and on a longer-term basis.  However, we cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Senior Secured Credit Facilities or otherwise, in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all, and any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. See “Risk Factors—Risks Relating to our Indebtedness—We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful” in Item 1A of Part I of the 2016 Annual Report on Form 10-K.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
Cash Flows (Amounts in thousands)	2017	2016
Net cash (used in) provided by operating activities	$(675)	$12,625
Net cash used in investing activities	(4,358)	(3,424)
Net cash used in financing activities	(3,305)	(380)
Effect of exchange rates on cash and cash equivalents	540	384
(Decrease) Increase in cash and cash equivalents	$(7,798)	$9,205

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

Net cash flows used in operating activities was $(0.7) million for the three months ended March 31, 2017 beginning with net income of $8.4 million. Adjustments to reconcile net income to net cash used in operating activities were $12.1 million, primarily related to amortization of intangibles of $9.4 million, depreciation of $2.1 million and stock based compensation expense of $1.0 million, offset by $0.4 million of benefit from deferred taxes. Changes in operating assets and liabilities used $21.2 million in operating cash flows and was primarily driven by decreased accrued expenses of $10.5 million, increased accounts receivable and unbilled, net of $2.3 million, decreased pre-funded study costs of $3.5 million and decreased advanced billings of $5.2 million, offset by an increase in other assets and liabilities, net of $1.9 million.

Net cash flows provided by operating activities was $12.6 million for the three months ended March 31, 2016 beginning with net income of $3.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $15.9 million primarily related to amortization of intangibles of $12.7 million, depreciation of $1.8 million and stock based compensation expense of $1.0 million, offset by $0.3 million of benefit from deferred taxes. Changes in operating assets and liabilities used $6.7 million in operating cash flows and was primarily driven by increased accounts receivable and unbilled services, net of $9.9 million, decreased accrued expenses of $5.0 million and decreased accounts payable of $2.0 million offset by an increase in advanced billings of $9.7 million and an increase in pre-funded study costs of $1.3 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $4.4 million for the three months ended March 31, 2017 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $3.4 million for the three months ended March 31, 2016 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $3.3 million for the three months ended March 31, 2017 primarily related to $3.1 million in principal payments on our Senior Secured Term Loan Facility.

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2016, primarily consisting of rental payments on deemed landlord assets.

Indebtedness

As of March 31, 2017, we had total indebtedness of $161.9 million, substantially all of which was attributed to outstanding borrowings on the Senior Secured Term Loan Facility. There were no outstanding borrowings under the Senior Secured Revolving Credit Facility as of March 31, 2017. In addition, as of March 31, 2017, we had $0.1 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Senior Secured Revolving Credit Facility. See Note 8 to our audited consolidated financial statements on our Annual Report on Form 10-K for details regarding our Senior Secured Credit Facilities.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

There have been no significant changes in the critical accounting policies and estimates as previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recently Adopted Accounting Standards

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in practice by requiring the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company, as permitted, early adopted ASU 2016-18 in the fourth quarter of 2016.  As a result of this adoption, cash flows resulting from changes in restricted cash balances, are no longer presented as a component of net cash provided by operating activities in the Company’s condensed consolidated statements of cash flows, but have been reclassified and combined within Increases/(Decreases) in Cash and Cash Equivalents and Restricted Cash.  This reclassification was retrospectively applied to all periods presented within the condensed consolidated statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance is intended to simplify certain aspects of accounting for share based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to adopt this ASU in the first quarter of 2017 as required. The following summarizes the effects of the adoption on the Company's condensed consolidated financial statements:

•

Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends, if distributed, on share-based payment awards) are recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result, the Company recognized discrete adjustments to income tax expense for the three months ended March 31, 2017 of less than $0.1 million related to excess tax benefits. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company applied the prospective adoption approach for any unrecognized excess tax benefits beginning in 2017, which did not result in any cumulative-effect adjustment upon adoption. Prior periods have not been adjusted.

•

Forfeitures - Prior to adoption, share-based compensation expense was recognized on a straight line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that were expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption, the Company no longer applies a forfeiture rate and instead accounts for forfeitures as they occur. The Company applied the modified retrospective adoption approach beginning in 2017 and booked an immaterial cumulative-effect adjustment to additional paid-in-capital and retained earnings within Shareholders’ Equity. Prior periods have not been adjusted.

•

Statements of Cash Flows - The Company historically accounted for excess tax benefits on the Statement of Cash Flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. The Company elected to adopt this portion of the standard on a prospective basis beginning in 2017. Prior periods have not been adjusted.

•

Earnings Per Share - The Company uses the treasury stock method to compute diluted earnings per share, unless the effect would be anti-dilutive. Under this method, the Company is no longer required to estimate the tax rate and apply it to the dilutive share calculation for determining the dilutive earnings per share. The Company utilized the prospective adoption approach and applied this methodology beginning in 2017. Prior periods have not been adjusted.

Upon adoption, no other aspects of ASU 2016-09 had an effect on the Company's condensed consolidated financial statements or related footnote disclosures.

Recently Issued Accounting Standards

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

In May 2014, the FASB issued ASU No. 2014-09 ‘‘Revenue from Contracts with Customers,’’ to clarify the principles of recognizing revenue and create common revenue recognition guidance between US GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. ASUs’ 2016-12, 2016-10 and 2016-08 all clarify the interpretation guidance in ASU No. 2014-09, “Revenue from Contracts with Customers” specifically related to narrowing specific aspects of Topic 606 and adding illustrative examples to assist in the application of the guidance. The effective date and transition requirements in ASUs’ 2016-12, 2016-10, and 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The new standard allows for either a retrospective or modified retrospective approach to transition upon adoption. The new standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company will adopt ASU 2014-09 as well as the clarified guidance in ASUs’ 2016-12, 2016-10, 2016-08 during the first quarter of 2018, as required, but is still evaluating its transition approach upon adoption. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements. In 2017, the Company will continue to rewrite its revenue recognition accounting policy and draft new revenue disclosures to reflect the requirements of this standard. The Company also continues to evaluate the impact this guidance will have on our condensed consolidated financial statements including but not limited to review of its performance obligations in its fixed fee contracts.

There have been no significant changes in the critical accounting policies and estimates as previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Recent Sales of Unregistered Securities

On January 10, 2017, an employee exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,851 shares of our common stock at a price of $16.21 per share for an aggregate purchase price of approximately $30,000.

On February 2, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a 925 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $13,300 and 277 shares of our common stock at a price of $16.21 per share for an aggregate purchase price of approximately $4,500.

On February 10, 2017, an employee exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,000 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $14,400.

On February 15, 2017, an employee exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,851 shares of our common stock at a price of $16.21 per share for an aggregate purchase price of approximately $30,000.

On February 21, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a 1,500 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $21,600 and 462 shares of our common stock at a price of $16.89 per share for an aggregate purchase price of approximately $7,800.

On February 28, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a 2,555 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $36,800 and 832 shares of our common stock at a price of $16.21 per share for an aggregate purchase price of approximately $13,500.

On March 2, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a 1,185 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $17,100 and 250 shares of our common stock at a price of $16.21 per share for an aggregate purchase price of approximately $4,100.

Use of Proceeds from Registered Securities

Not applicable.

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

Date: May 2, 2017

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