Form 10-Q
period 2017-06-30
Medpace Holdings, Inc.
filed 2017-08-01
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	39,486,848 shares outstanding as of July 28, 2017

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	June 30,	December 31.
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$29,055	$37,099
Restricted cash	275	308
Accounts receivable and unbilled, net (includes $1.2 million and $2.3 million with related parties at June 30, 2017 and December 31, 2016, respectively)	76,664	79,767
Prepaid expenses and other current assets	17,129	16,074
Total current assets	123,123	133,248
Property and equipment, net	45,244	43,805
Goodwill	660,981	660,981
Intangible assets, net	117,676	136,071
Deferred income taxes	11,536	97
Other assets	5,086	4,903
Total assets	$963,646	$979,105
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,195	$10,911
Accrued expenses	16,392	24,417
Pre-funded study costs (includes $1.5 million and $3.9 million with related parties at June 30, 2017 and December 31, 2016, respectively)	48,530	51,948
Advanced billings (includes $4.2 million and $7.6 million with related parties at June 30, 2017 and December 31, 2016, respectively)	65,577	65,668
Current portion of long-term debt	14,438	12,375
Other current liabilities	3,130	3,284
Total current liabilities	155,262	168,603
Long-term debt, net, less current portion	143,191	151,267
Deemed landlord liability, less current portion	27,591	28,527
Deferred income tax liability	481	12,030
Deferred credit	21,420	-
Other long-term liabilities	8,343	7,968
Total liabilities	356,288	368,395
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 39,692,999 and 40,662,856 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	398	407
Additional paid-in capital	627,407	623,629
Accumulated deficit	(18,419)	(9,584)
Accumulated other comprehensive loss	(2,028)	(3,742)
Total shareholders’ equity	607,358	610,710
Total liabilities and shareholders’ equity	$963,646	$979,105

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Service revenue, net (includes $2.9 million and $4.6 million with related parties for the three months ended June 30, 2017 and 2016, respectively, and $6.9 million and $12.4 million with related parties for the six months ended June 30, 2017 and 2016)	$94,552	$92,633	$188,333	$180,433
Reimbursed out-of-pocket revenue (includes $0.4 million and $1.7 million with related parties for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $2.9 million with related parties for the six months ended June 30, 2017 and 2016)	11,664	13,321	24,494	25,107
Total revenue	106,216	105,954	212,827	205,540
Operating expenses:
Direct costs, excluding depreciation and amortization	51,955	49,234	103,060	96,215
Reimbursed out-of-pocket expenses (includes $0.4 million and $1.7 million with related parties for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $2.9 million with related parties for the six months ended June 30, 2017 and 2016)	11,664	13,321	24,494	25,107
Selling, general and administrative	14,755	14,824	29,909	28,333
Depreciation	2,101	1,793	4,231	3,566
Amortization	9,462	12,668	18,910	25,336
Total operating expenses	89,937	91,840	180,604	178,557
Income from operations	16,279	14,114	32,223	26,983
Other expense, net:
Miscellaneous expense, net	(125)	(6)	(497)	(941)
Interest expense, net	(1,808)	(5,921)	(3,602)	(11,894)
Total other expense, net	(1,933)	(5,927)	(4,099)	(12,835)
Income before income taxes	14,346	8,187	28,124	14,148
Income tax provision	4,793	3,225	10,124	5,738
Net income	$9,553	$4,962	$18,000	$8,410
Net income per share attributable to common shareholders:
Basic	$0.24	$0.15	$0.44	$0.26
Diluted	$0.23	$0.15	$0.44	$0.26
Weighted average common shares outstanding:
Basic	40,183	32,636	40,425	32,631
Diluted	40,825	32,828	41,158	32,631

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$9,553	$4,962	$18,000	$8,410
Other comprehensive income (loss)
Foreign currency translation adjustments, net of taxes	1,118	(564)	1,714	8
Comprehensive income	$10,671	$4,398	$19,714	$8,418

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,000	$8,410
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,231	3,566
Amortization	18,910	25,336
Stock-based compensation expense	2,234	4,275
Amortization of debt issuance costs and discount	332	1,345
Deferred income tax benefit	(864)	(483)
Other	(744)	(207)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	3,405	(24,825)
Prepaid expenses and other current assets	(519)	(8,551)
Accounts payable	(2,855)	(2,112)
Accrued expenses	(8,398)	(1,461)
Pre-funded study costs	(3,510)	2,372
Advanced billings	(294)	15,017
Other assets and liabilities, net	(195)	(2,191)
Net cash provided by operating activities	29,733	20,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(6,019)	(5,693)
Acquisition of intangibles	(515)	-
Other	29	40
Net cash used in investing activities	(6,505)	(5,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	955	102
Repurchases of common stock	(26,405)	-
Payment of debt	(6,187)	(15,036)
Payment of deemed landlord liability	(813)	(744)
Net cash used in financing activities	(32,450)	(15,678)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,145	143
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(8,077)	(697)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	37,407	17,737
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$29,330	$17,040

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2017

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

Share Repurchases

In April 2017, the Board of Directors (the “Board”) of the Company authorized a share repurchase program with an authorized repurchase level of $50.0 million. The share repurchase program, according to its terms, will expire in April 2018. Repurchases under the repurchase program may take place in the open market or negotiated transactions, at the discretion of the Company’s management. During the three and six months ended June 30, 2017, the Company repurchased 1,042,455 shares of its outstanding common stock for $26.4 million.

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations. The standard changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.  ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company, as permitted, early adopted ASU 2017-01 using the prospective method in the second quarter of 2017. ASU 2017-01 was considered in the asset acquisition described in Note 2.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance is intended to simplify certain aspects of accounting for share based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to adopt this ASU in the first quarter of 2017 as required. The following summarizes the effects of the adoption on the Company's condensed consolidated financial statements:

•

Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends, if distributed, on share-based payment awards) are recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result, the Company recognized discrete adjustments to income tax expense for the six months ended June 30, 2017 of less than $0.1 million related to excess tax benefits. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company applied the prospective adoption approach for any unrecognized excess tax benefits beginning in 2017, which did not result in any cumulative-effect adjustment upon adoption. Prior periods have not been adjusted.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 will be applied on a modified retrospective basis to each prior reporting period presented and is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 ‘‘Revenue from Contracts with Customers,’’ to clarify the principles of recognizing revenue and create common revenue recognition guidance between US GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers. ASUs’ 2016-20, 2016-12, 2016-10 and 2016-08 all clarify the interpretation guidance in ASU No. 2014-09, “Revenue from Contracts with Customers” specifically related to narrowing specific aspects of Topic 606 and adding illustrative examples to assist in the application of the guidance. The effective date and transition requirements in ASUs’ 2016-20, 2016-12, 2016-10, and 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferred the original effective date of ASU 2014-09 by one year. The new standard allows for either a retrospective or modified retrospective approach to transition upon adoption. The new standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016.

The Company continues to progress in its evaluation of potential impact of adopting this standard on its business policies, processes and systems, internal control over financial reporting environment,  and financial reporting and disclosures.  The Company expects that the majority of its contracts will have a single performance obligation and continues to assess the best measure of progress for recognition purposes.  The Company will adopt ASU 2014-09 as well as the clarified guidance in ASUs’ 2016-20, 2016-12, 2016-10, 2016-08, utilizing the modified retrospective approach, during the first quarter of 2018.

(2) Acquisition

In May 2017, the Company acquired out of bankruptcy NephroGenex, Inc. (“Nephrogenex” or the “Debtor”), a publicly-held pharmaceutical company that had previously filed for relief under Chapter 11 of the United States Bankruptcy Code. The Company, which was the largest unsecured creditor of Nephrogenex, entered into an agreement through the bankruptcy process, to exchange its unsecured claim for 100% of the common stock in the post-bankruptcy, debt free Debtor. The assets of the acquired Debtor consist primarily of tax attributes as well as in-process research and development and other intangible assets.  An analysis by the Company determined that substantially all the fair value of the assets on the date of acquisition is captured in the tax attributes, as the intangible assets account for a relatively immaterial portion of the fair market value of the total assets received. The acquisition of the Debtor was accounted for as an asset purchase.

The Company allocated its consideration paid of $1.2 million, consisting of accounts receivable and unbilled receivables and transaction related costs, on a pro rata basis to the assets acquired based on their respective fair values.  Acquired assets include intangible assets of $0.5 million, deferred tax assets of $22.2 million, consisting of tax effected net operating losses in the amount of $21.1 (partially offset with a $7.6 million valuation allowance), tax effected capitalized research and development expenses of $8.5 million and tax effected federal tax credits of $1.4 million (partially offset with a $1.2 million valuation allowance) and deferred tax liabilities of $0.1 million.  The excess amount of fair value received over consideration paid of $21.4 million was recorded as a Deferred credit in the condensed consolidated balance sheets and will be recognized within Income tax provision in proportion to the realization of the deferred tax assets and federal tax credits prospectively.

(3) Net Income Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016, (in thousands, except for earnings per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted-average shares:
Common shares outstanding	40,183	32,636	40,425	32,631
RSAs	59	-	59	-
Total weighted-average shares	40,242	32,636	40,484	32,631
Earnings per common share—Basic
Net income	$9,553	$4,962	$18,000	$8,410
Less: Undistributed earnings allocated to RSAs	14	-	26	-
Net income available to common shareholders—Basic	$9,539	$4,962	$17,974	$8,410

Net income per common share—Basic	$0.24	$0.15	$0.44	$0.26

Basic weighted-average common shares outstanding	40,183	32,636	40,425	32,631
Effect of diluted shares	642	192	733	-
Diluted weighted-average shares outstanding	40,825	32,828	41,158	32,631

Net income per common share—Diluted	$0.23	$0.15	$0.44	$0.26

During the three months ended June 30, 2017, there were 15,030 shares excluded from the computation of EPS because they were anti-dilutive under the treasury method calculation of diluted weighted average shares outstanding. During the six months ended June 30, 2017 and 2016, respectively, there were 46,124 and 25,584 shares excluded from the computation of EPS because they were anti-dilutive under the treasury method calculation of diluted weighted average shares outstanding.

During the three months ended June 30, 2017, there were 697,850 stock options that were excluded from the computation of EPS due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the six months ended June 30, 2017 and 2016, respectively, there were 27,500 and 186,667 stock options that were excluded from the computation of EPS due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

(4) Fair Value Measurements

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

The Company does not have any recurring fair value measurements as of June 30, 2017. There were no transfers between Level 1, Level 2 or Level 3 during the three or six months ended June 30, 2017 and 2016.

(5) Accounts Receivable And Unbilled, Net

Accounts receivable and unbilled, net includes service revenue and reimbursed out-of-pocket revenue. Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2017	2016
Accounts receivable	$50,606	$48,270
Unbilled	28,164	34,719
Less allowance for doubtful accounts	(2,106)	(3,222)
Total accounts receivable and unbilled, net	$76,664	$79,767

(6) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2017	2016
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Backlog	$72,630	$72,630
Customer relationships	145,051	145,051
Developed technologies	54,475	54,475
Other	3,020	2,505
Total finite-lived intangible assets	275,176	274,661
Accumulated amortization:
Backlog	(72,630)	(72,630)
Customer relationships	(79,464)	(66,267)
Developed technologies	(35,409)	(29,961)
Other	(1,643)	(1,378)
Total accumulated amortization	(189,146)	(170,236)
Total finite-lived intangible assets, net	86,030	104,425
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$117,676	$136,071

As of June 30, 2017, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2017	$18,981
2018	29,543
2019	14,810
2020	7,869
2021	5,114
Later years	9,713
$86,030

(7) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2017	2016
Employee compensation and benefits	$13,191	$21,453
Other	3,201	2,964
Total accrued expenses	$16,392	$24,417

(8) Debt

Debt consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2017	2016

Term loan	$158,813	$165,000
Less unamortized discount	(466)	(534)
Less unamortized term loan debt issuance costs	(718)	(824)
Less current portion of long-term debt	(14,438)	(12,375)
Long-term debt, net, less current portion	$143,191	$151,267

Principal payments on debt are due as follows (in thousands):

2017 (remaining)	$6,188
2018	16,500
2019	16,500
2020	20,625
2021	99,000
Total	$158,813

The estimated fair value of the Company’s term loan based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions, approximates the carrying value as of June 30, 2017 and December 31, 2016.

(9) Shareholder’s Equity and Stock-Based Compensation

The Company granted 27,500 and 727,550 stock option awards, vesting after four years, to employees under the 2016 Incentive Award Plan, during the three and six months ended June 30, 2017. The Company granted an additional 41,346 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan, during the three and six months ended June 30, 2017.  The Company granted 34,812 stock options vesting equally over four years and 11,111 restricted awards, which immediately vested upon issuance, to employees under the 2014 Equity Incentive Plan during the six months ended June 30, 2016.

Award Activity

The following table sets forth the Company’s stock option activity:

	Six Months Ended June 30, 2017
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	2,350,166	$17.57
Granted	768,896	$28.35
Exercised	(72,579)	$15.24
Forfeited/Expired	(125,707)	$20.80
Outstanding - end of period	2,920,776	$20.32

Exercisable - end of period	859,212	$15.34

The following table sets forth the Company’s Restricted Share activity:

Six Months Ended
June 30, 2017
Shares
Outstanding and unvested - beginning of period	59,258
Granted	-
Vested	-
Forfeited	-
Outstanding and unvested - end of period	59,258

Cumulative vested shares - end of period	1,854,658

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct costs, excluding depreciation and amortization	$573	$1,911	$1,115	$2,474
Selling, general and administrative	627	1,355	1,119	1,801
Total stock-based compensation expense	$1,200	$3,266	$2,234	$4,275

(10) Income Taxes

The Company’s effective income tax rate was 33.4% and 36.0% for the three and six months ended June 30, 2017, respectively. The Company’s effective income tax rate was 39.4% and 40.6% for the three and six months ended June 30, 2016, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2017 varied from the U.S. statutory rate of 35.0% primarily due to the impact of state taxes, domestic and foreign uncertain tax positions and the tax impact associated with acquired tax attributes.

The Company acquired deferred tax assets of $22.2 million, consisting of tax effected net operating losses in the amount of $21.1 (partially offset with a $7.6 million valuation allowance), tax effected capitalized research and development expenses of $8.5 million and tax effected federal tax credits of $1.4 million (partially offset with a $1.2 million valuation allowance) and deferred tax liabilities of $0.1 million. See Note 2 for further description of the asset acquisition that occurred in the second quarter of 2017.

(11) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of

June 30, 2017 and December 31, 2016.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of June 30, 2017.

(12) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at June 30, 2017 and December 31, 2016, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Management Fees

In conjunction with the IPO, the Advisory Services Agreement with Cinven Capital Management (V) General Partner Limited (“Cinven”) expired. Subsequent to the IPO, the Company pays fees for director services provided by Cinven employees that are members of the Company’s Board of Directors and any related committees. The director fees are paid directly to Cinven in accordance with the Company’s non-employee director compensation policy. During the three and six months ended June 30, 2016, the Company incurred management fees to Cinven of $0.1 million and $0.2 million, respectively, in the Company’s condensed consolidated statements of operations.

Service Agreements

Symplmed Pharmaceuticals, LLC (“Symplmed”)

Medpace Investors LLC, a noncontrolling shareholder of the Company that is owned by employees of the Company and managed by the Company’s chief executive officer, has a majority ownership interest in Symplmed, a private pharmaceutical development company. In addition, the chief executive officer and other executives of the Company are board members of Symplmed. The Company has operated under a Master Services Agreement (“MSA”) with Symplmed since 2013 (amended in 2014) to perform clinical trial related services. Certain task orders governed by this arrangement were amended in the third quarter of 2016, changing the fee structure from unitized in nature to time and materials and revised pricing to more appropriately reflect market pricing based on the Company’s leveraging of this work to develop and enhance certain new service capabilities. The Company has evaluated its relationship with Symplmed and concluded that Symplmed is not a variable interest entity because the Company has no direct ownership interest or relationship other than the MSA. During the three months ended June 30, 2017 and 2016, the Company recognized service revenue from Symplmed of less than $0.1 million and $0.1 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company recognized service revenue from Symplmed of less than $0.1 million and $0.4 million, respectively, in the Company’s condensed consolidated statements of operations.

Coherus BioSciences, Inc. (“Coherus”)

The chief executive officer of the Company is a member of Coherus’s board of directors. During the three months ended June 30, 2017 and 2016, the Company recognized service revenue from Coherus of $1.8 million and $4.3 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company recognized service revenue from Coherus of $5.1 million and $11.4 million, respectively, in the Company’s condensed consolidated statements of operations.  In addition, the company recognized Reimbursed out-of-pocket revenue and Reimbursed out-of-pocket expenses with Coherus in the condensed consolidated statements of operations of $0.4 million and $1.6 million during the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $2.9 million during the six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, respectively, the Company had Accounts receivable and unbilled, net from Coherus of $0.6 million and $2.0 million recorded in the condensed consolidated balance sheets. As of June 30, 2017 and December 31, 2016, respectively, the Company had, from Coherus, $3.7 million and $6.3 million of Advanced billings and $1.4 million and $3.8 million of Pre-funded study costs, in the condensed consolidated balance sheets.

Xenon Pharmaceuticals, Inc. (“Xenon”)

Certain executives and employees of the Company, including the chief executive officer, have held equity investments in Xenon, a clinical-stage biopharmaceutical company. During the second quarter of 2017, the chief executive officer sold his entire equity position held in Xenon. During July 2015 the Company and Xenon entered into an amended MSA agreement for the Company to provide clinical trial related services. The Company recognized service revenue from Xenon of $0.1 million and $0.1 million during the three months ended June 30, 2017 and 2016, respectively, and service revenue from Xenon of $0.6 million and $0.4 million during the six months ended June 30, 2017 and 2016, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2017 and December 31, 2016, respectively, the Company had Accounts receivable and unbilled, net from Xenon of less than $0.1 million and $0.3 million recorded in the condensed consolidated balance sheets.  As of June 30, 2017 and December 31, 2016, respectively, the Company had, from Xenon, $0.4 million and $1.3 million of Advanced billings and $0.1 million and $0.1 million of Pre-funded study costs, in the condensed consolidated balance sheets.

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. During the first quarter of 2016, it was announced that a Medpace employee would join Cymabay’s board of directors. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. During the three months ended June 30, 2017 and 2016, the Company recognized service revenue from Cymabay of $0.2 million and $0.1 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company recognized service revenue from Cymabay of $0.3 million and $0.2 million, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2017 and December 31, 2016, respectively, the Company had Accounts receivable and unbilled, net from Cymabay of $0.1 million and less than $0.1 million recorded in the condensed consolidated balance sheets.

LIB Therapeutics LLC (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. During the three months ended June 30, 2017 and 2016, the Company recognized service revenue from LIB of $0.5 million and less than $0.1 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company recognized service revenue from LIB of $0.6 million and less than $0.1 million, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2017 and December 31, 2016, respectively, the Company had Accounts receivable and unbilled, net from LIB of $0.3 million and less than $0.1 million recorded in the condensed consolidated balance sheets.

CinRX Pharma, LLC (“CinRX”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRX’s board of managers and/or have equity investments in CinRX, a biotech company. The Company and CinRX have entered into several task orders for the Company to perform clinical trial related services. During the three and six months ended June 30, 2017, the Company recognized service revenue from CinRX of $0.2 million, respectively, in the Company’s condensed consolidated statements of operations.

Medpace Investors, LLC

Medpace Investors is a noncontrolling shareholder and related party of Medpace Holdings, Inc. Medpace Investors is owned and managed by employees of the Company. The chief executive officer of Medpace is also the manager and majority unit holder of Medpace Investors. The Company acted as a paying agent for Medpace Investors with taxing authorities principally in instances when employee tax payments or remittance of withholdings related to equity compensation are required. During the three and six months ended June 30, 2016, the Company paid $0.2 million and $0.8 million to various taxing authorities on behalf of Medpace Investors.

Purchase of Real Estate Properties

In December 2016, the Company entered into a purchase agreement for four parcels of real estate property that are closely situated to the Medpace campus in Cincinnati, Ohio, from AT Redevelopment Company, LLC, which is wholly-owned by the Company’s chief executive officer. The purchase price of the real estate property was $0.4 million as determined by an independent third party broker's opinion of value. The transaction closed on January 11, 2017.

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Lease expense recognized for each of the three months ended June 30, 2017 and 2016 was $0.6 million, respectively, and lease expense recognized for each of the six months ended June 30, 2017 and 2016 was $1.1 million, respectively. The lease expense was allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative in the condensed consolidated statements of operations.

Deemed Assets and Deemed Landlord Liabilities

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. In accordance with the accounting guidance related to leases, the Company was deemed in substance to be the owner of the property during the construction phase and at completion. Accordingly, the Company reflected the buildings and related liabilities as deemed assets from landlord building construction in Property and equipment, net, Other current liabilities, and Deemed landlord liability, less current portion, respectively, on the condensed consolidated balance sheets. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The deemed assets are being fully depreciated, on a straight line basis, over the 15-year term of the lease. Deemed landlord liabilities are recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties. Accretion expense is being recorded over the term of the lease as a component of Interest expense, net in the Company’s condensed consolidated statements of operations. The Company paid $1.0 million during the three months ended June 30, 2017 and 2016, respectively, and $1.9 million during the six months ended June 30, 2017 and 2016. The current and long-term portions of the Deemed landlord liability at June 30, 2017 were $1.8 million and $27.6 million, respectively. The current and long-term portions of the Deemed landlord liability at December 31, 2016 were $1.7 million and $28.5 million, respectively. The Company has recognized deemed assets, net of $17.2 million and $18.1 million at June 30, 2017 and December 31, 2016, respectively, in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the executive vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.3 million and $0.2 million during the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.5 during the six months ended June 30, 2017 and 2016, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations.

(13) Cash Flow Statement- Supplemental Information

During the six months ended June 30, 2017, the Company engaged in the following significant non-cash investing and financing activities:

•

Acquired net assets totaling $0.7 million consisting of net Deferred tax assets of $22.2 million, offset by net Deferred tax liabilities of $0.1 million and Deferred credits of $21.4 million in exchange for Accounts receivable and unbilled, net of $0.6 million and Other assets of $0.1 million.

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

Asset Acquisition

In May 2017, the Company acquired out of bankruptcy NephroGenex, Inc. (“Nephrogenex” or the “Debtor”), a publicly-held pharmaceutical company that had previously filed for relief under Chapter 11 of the United States Bankruptcy Code. The Company, which was the largest unsecured creditor of Nephrogenex, entered into an agreement through the bankruptcy process, to exchange its unsecured claim for 100% of the common stock in the post-bankruptcy, debt free Debtor. The assets of the acquired Debtor consist primarily of tax attributes as well as in-process research and development and other intangible assets.  An analysis by the Company determined that substantially all the fair value of the assets on the date of acquisition is captured in the tax attributes, as the intangible assets account for a relatively immaterial portion of the fair market value of the total assets received. The acquisition of the Debtor was accounted for as an asset purchase.

The Company allocated its consideration paid of $1.2 million, consisting of accounts receivable and unbilled receivables and transaction related costs, on a pro rata basis to the assets acquired based on their respective fair values.  Acquired assets include intangible assets of $0.5 million, deferred tax assets of $22.2 million, consisting of tax effected net operating losses in the amount of $21.1 (partially offset with a $7.6 million valuation allowance), tax effected capitalized research and development expenses of $8.5 million and tax effected federal tax credits of $1.4 million (partially offset with a $1.2 million valuation allowance) and deferred tax liabilities of $0.1 million.  The excess amount of fair value received over consideration paid of $21.4 million was recorded as a Deferred credit in the condensed consolidated balance sheets and will be recognized within Income tax provision in proportion to the realization of the deferred tax assets and federal tax credits prospectively.

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

Cancellations arise in the normal course of business and are reflected when we receive written confirmation from the customer to cease work on a contractual agreement. The majority of our customers can terminate our contracts without cause upon 30 days’ notice. Similar to new business awards, the number and amount of cancellations can vary significantly period over period due to timing of customer correspondence and study-specific circumstances. Total cancellations in a period are offset against gross new business awards received in a period to determine net new business awards in our backlog calculation. Net new business awards were $105.3 million and $111.7 million for the three months ended June 30, 2017 and 2016, respectively, and net new business awards were $199.2 million and $218.1 million for the six months ended June 30, 2017 and 2016, respectively.

Backlog represents anticipated future net service revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of June 30, 2017, our backlog increased by $30.2 million, or 6.5%, to $495.9 million compared to $465.7 million as of June 30, 2016. Included within backlog as of June 30, 2017 was approximately $265 million to $275 million that we expect to convert to net service revenue over the next twelve months, with the remainder expected to convert to net service revenue thereafter.

The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $1.3 million for the three months ended June 30, 2017; favorable foreign currency adjustments of $1.1 million for the six months ended June 30, 2017; unfavorable foreign currency adjustments of $1.4 million for the three months ended June 30, 2016; and unfavorable foreign currency adjustments of $1.4 million for the six months ended June 30, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. Dollars per Euro:	1.10	1.12	1.08	1.11

Results of Operations

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

	Three Months Ended
	June 30,
(Amounts in thousands, except percentages)	2017	2016	Change	% Change
Service revenue, net	$94,552	$92,633	$1,919	2.1%
Reimbursed out-of-pocket revenue	11,664	13,321	(1,657)	(12.4)%
Total revenue	106,216	105,954	262	0.2%
Direct costs, excluding depreciation and amortization	51,955	49,234	2,721	5.5%
Reimbursed out-of-pocket expenses	11,664	13,321	(1,657)	(12.4)%
Selling, general and administrative	14,755	14,824	(69)	(0.5)%
Depreciation	2,101	1,793	308	17.2%
Amortization	9,462	12,668	(3,206)	(25.3)%
Total operating expenses	89,937	91,840	(1,903)	(2.1)%
Income from operations	16,279	14,114	2,165
Miscellaneous expense, net	(125)	(6)	(119)
Interest expense, net	(1,808)	(5,921)	4,113
Income before income taxes	14,346	8,187	6,159
Income tax provision	4,793	3,225	1,568
Net income	$9,553	$4,962	$4,591

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

	Six Months Ended
	June 30,
(Amounts in thousands, except percentages)	2017	2016	Change	% Change
Service revenue, net	$188,333	$180,433	$7,900	4.4%
Reimbursed out-of-pocket revenue	24,494	$25,107	(613)	(2.4)%
Total revenue	212,827	205,540	7,287	3.5%
Direct costs, excluding depreciation and amortization	103,060	96,215	6,845	7.1%
Reimbursed out-of-pocket expenses	24,494	25,107	(613)	(2.4)%
Selling, general and administrative	29,909	28,333	1,576	5.6%
Depreciation	4,231	3,566	665	18.6%
Amortization	18,910	25,336	(6,426)	(25.4)%
Total operating expenses	180,604	178,557	2,047	1.1%
Income from operations	32,223	26,983	5,240
Miscellaneous expense, net	(497)	(941)	444
Interest expense, net	(3,602)	(11,894)	8,292
Income before income taxes	28,124	14,148	13,976
Income tax provision	10,124	5,738	4,386
Net income	$18,000	$8,410	$9,590

Service revenue, net and Reimbursed out-of-pocket revenue

For the three months ended June 30, 2017 service revenue, net increased by $1.9 million to $94.6 million, from $92.6 million for the three months ended June 30, 2016. For the six months ended June 30, 2017 service revenue, net increased by $7.9 million to $188.3 million, from $180.4 million. The increase for the three and six months ended June 30, 2017, compared to the same periods in the prior year, were primarily driven by growth within the Oncology and other uncategorized therapeutic areas.

Reimbursed out-of-pocket revenue decreased by $1.7 million to $11.7 million for the three months ended June 30, 2017, from $13.3 million for the three months ended June 30, 2016. Reimbursed out-of-pocket revenue decreased by $0.6 million to $24.5 million for the six months ended June 30, 2017, from $25.1 million for the six months ended June 30, 2016. Reimbursed out-of-pocket revenues can fluctuate significantly from period to period based on the timing of program initiation or closeout, and these changes do not necessarily correlate to changes in net service revenue. The reimbursements were offset by an equal amount of reimbursed out-of-pocket expenses.

Direct costs, excluding depreciation and amortization and Reimbursed out-of-pocket expenses

Our direct costs, excluding depreciation and amortization increased by $2.7 million, to $52.0 million for the three months ended June 30, 2017 from $49.2 million for the three months ended June 30, 2016. Our direct costs, excluding depreciation and amortization increased by $6.8 million, to $103.1 million for the six months ended June 30, 2017 from $96.2 million for the six months ended June 30, 2016. The increase was primarily attributed to increases in employee related costs for additional personnel, lab related costs and office rent to support the growth in service activities. The employee related costs portion of direct costs, excluding depreciation and amortization increased by $1.7 million and $5.4 million for the three and six months ended June 30, 2017, compared to the same period in the prior year. Lab related costs increased by $0.5 million for the three months ended June 30, 2017 and remained relatively consistent for the six months ended June 30, 2017, compared to the same periods in the prior year. Office rent costs increased by $0.2 and $0.5 million for the three and six months ended June 30, 2017, compared to the same periods in the prior year.

Selling, general and administrative

Selling, general and administrative expenses decreased by $0.1 million, to $14.8 million for the three months ended June 30, 2017 from $14.8 million for the three months ended June 30, 2016. Selling, general and administrative expenses increased by $1.6 million, to $29.9 million for the six months ended June 30, 2017 from $28.3 million for the six months ended June 30, 2016. This decrease for the three months ended June 30, 2017 was primarily driven by a reduction in bad debt expense of $1.2 million due primarily to net bad debt recoveries for the three months ended June 30, 2017, compared to bad debt expense in the same period in the prior year. This was partially offset by an increase in employee related costs for additional personnel of $0.8 million for the three months ended June 30, 2017, compared to the same period in the prior year. This increase for the six months ended June 30, 2017 was primarily driven by an increase in employee related costs for additional personnel of $2.5 million, compared to the same period in the prior year. This was offset by a reduction in bad debt expense of $1.3 million due primarily to net bad debt recoveries for the six months ended June 30, 2017, compared to bad debt expense in the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.9 million, to $11.6 million for the three months ended June 30, 2017 from $14.5 million for the three months ended June 30, 2016. Depreciation and amortization expense decreased by $5.8 million, to $23.1 million for the six months ended June 30, 2017 from $28.9 million for the six months ended June 30, 2016. The decrease in depreciation and amortization were primarily related to the continued amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous expense, net

Miscellaneous expense, net increased by $0.1 million to $0.1 million of expense for the three months ended June 30, 2017 from $0.0 million of expense for the three months ended June 30, 2016. Miscellaneous expense, net decreased by $0.4 million to $0.5 million of expense for the six months ended June 30, 2017 from $0.9 million of expense for the six months ended June 30, 2016. The change for the six months ended June 30, 2017 was mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment and exit costs related to the previous headquarter lease.

Interest expense, net

Interest expense, net decreased by $4.1 million to $1.8 million for the three months ended June 30, 2017 from $5.9 million for the three months ended June 30, 2016. Interest expense, net decreased by $8.3 million to $3.6 million for the six months ended June 30, 2017 from $11.9 million for the six months ended June 30, 2016. The decrease in interest expense, net was related to the average lower outstanding balance under our Senior Secured Term Loan Facility (as defined below), as well as a lower effective interest rate as a result of the new credit agreement entered into in December 2016 (as described below).

Income tax provision

Income tax provision increased by $1.6 million, to $4.8 million for the three months ended June 30, 2017 from $3.2 million for the three months ended June 30, 2016. Income tax provision increased by $4.4 million, to $10.1 million for the six months ended June 30, 2017 from $5.7 million for the six months ended June 30, 2016.  The overall effective tax rate for the three months ended June 30, 2017 was 33.4%, compared to an overall effective tax rate of 39.4% for the three months ended June 30, 2016. The overall effective tax rate for the six months ended June 30, 2017 was 36.0%, compared to an overall effective tax rate of 40.6% for the six months ended June 30, 2016. The change in effective tax rates and the increase in income tax provision was primarily due to the increases in projected pre-tax book income for the three and six months ended June 30, 2017 partially offset with a favorable impact associated with domestic uncertain tax positions and the favorable tax impact associated with acquired tax attributes.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our Senior Secured Revolving Credit Facility (as defined below). As of June 30, 2017, we had cash and cash equivalents of $29.3 million, including approximately $0.3 million of restricted cash, primarily related to advanced payments received pursuant to certain sponsor contracts. Approximately $9.3 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of June 30, 2017. On December 8, 2016, the Company entered into a credit agreement (the “Senior Secured Credit Agreement”) consisting of a $165.0 million term loan (the “Senior Secured Term Loan Facility”) and a $150.0 million revolving credit facility (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, the “Senior Secured Credit Facilities”). As of June 30, 2017, we had $149.8 million available for borrowing under our Senior Secured Revolving Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, payment of debt, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs for the next 12 months and on a longer-term basis. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities.  We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings.  While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises. We believe that our sources of liquidity and capital will be sufficient to finance our cash needs for the next 12 months and on a longer-term basis.  However, we cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Senior Secured Credit Facilities or otherwise, in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all, and any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. See “Risk Factors—Risks Relating to our Indebtedness—We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful” in Item 1A of Part I of the 2016 Annual Report on Form 10-K.

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
Cash Flows (Amounts in thousands)	2017	2016
Net cash provided by operating activities	$29,733	$20,491
Net cash used in investing activities	(6,505)	(5,653)
Net cash used in financing activities	(32,450)	(15,678)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,145	143
Decrease in cash, cash equivalents and restricted cash	$(8,077)	$(697)

Cash Flow from Operating Activities

Cash flows from operations are driven mainly by net income and net movement in accounts receivable and unbilled, net, advanced billings, pre-funded liabilities, accounts payable, accrued expenses, deferred taxes and deferred credits. Accounts receivable and unbilled, net, advanced billings and pre-funded liabilities fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.

Net cash flows provided by operating activities was $29.7 million for the six months ended June 30, 2017 beginning with net income of $18.0 million. Adjustments to reconcile net income to net cash provided by operating activities were $24.1 million, primarily related to amortization of intangibles of $18.9 million, depreciation of $4.2 million and stock based compensation expense of $2.2 million, offset by $0.9 million of benefit from deferred taxes. Changes in operating assets and liabilities used $12.4 million in operating cash flows and was primarily driven by decreased accrued expenses of $8.4 million, decreased accounts payable of $2.9 million and decreased pre-funded study costs of $3.5 million offset by decreased accounts receivable and unbilled, net of $3.4 million.

Net cash flows provided by operating activities was $20.5 million for the six months ended June 30, 2016 beginning with net income of $8.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $33.8 million primarily related to amortization of intangibles of $25.3 million, depreciation of $3.6 million and stock based compensation expense of $4.3 million. Changes in operating assets and liabilities used $21.7 million in operating cash flows and was primarily driven by increased accounts receivable and unbilled services, net of $24.8 million, increased prepaid expenses and other assets of $8.5 million primarily related to federal tax payments and decreased accounts payable of $2.1 million, offset by increased pre funded study costs of $2.4 million and advanced billings of $15.0 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $6.5 million for the six months ended June 30, 2017 primarily consisting of property and equipment expenditures and an acquisition of intangible assets.

Net cash used in investing activities was $5.7 million for the six months ended June 30, 2016 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $32.5 million for the six months ended June 30, 2017 primarily related to $26.4 million in repurchases of common stock and $6.2 million in principal payments on our Senior Secured Term Loan Facility.

Net cash used in financing activities was $15.7 million for the six months ended June 30, 2016, primarily consisting of $15.0 million principal payment on our Senior Secured Term Loan Facility.

Share Repurchases

In April 2017, the Board of the Company authorized a share repurchase program with an authorized level of $50.0 million. The share repurchase program, according to its terms, will expire in April 2018. Repurchases under the repurchase program may take place in the open market or negotiated transactions, at the discretion of the Company’s management. During the three and six months ended June 30, 2017, the Company repurchased 1,042,455 shares of its outstanding common stock.

Indebtedness

As of June 30, 2017, we had total indebtedness of $158.8 million, substantially all of which was attributed to outstanding borrowings on the Senior Secured Term Loan Facility. There were $0.2 million in outstanding borrowings under the Senior Secured Revolving Credit Facility as of June 30, 2017. As of June 30, 2017, we had $0.3 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Senior Secured Revolving Credit Facility. See Note 8 to our audited consolidated financial statements on our Annual Report on Form 10-K for details regarding our Senior Secured Credit Facilities.

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

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations. The standard changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.  ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company, as permitted, early adopted ASU 2017-01 using the prospective method in the second quarter of 2017. ASU 2017-01 was considered in the asset acquisition described in Note 2.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance is intended to simplify certain aspects of accounting for share based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to adopt this ASU in the first quarter of 2017 as required. The following summarizes the effects of the adoption on the Company's condensed consolidated financial statements:

•

Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends, if distributed, on share-based payment awards) are recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result, the Company recognized discrete adjustments to income tax expense for the six months ended June 30, 2017 of less than $0.1 million related to excess tax benefits. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company applied the prospective adoption approach for any unrecognized excess tax benefits beginning in 2017, which did not result in any cumulative-effect adjustment upon adoption. Prior periods have not been adjusted.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 will be applied on a modified retrospective basis to each prior reporting period presented and is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 ‘‘Revenue from Contracts with Customers,’’ to clarify the principles of recognizing revenue and create common revenue recognition guidance between US GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus

Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers. ASUs’ 2016-20, 2016-12, 2016-10 and 2016-08 all clarify the interpretation guidance in ASU No. 2014-09, “Revenue from Contracts with Customers” specifically related to narrowing specific aspects of Topic 606 and adding illustrative examples to assist in the application of the guidance. The effective date and transition requirements in ASUs’ 2016-20, 2016-12, 2016-10, and 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferred the original effective date of ASU 2014-09 by one year. The new standard allows for either a retrospective or modified retrospective approach to transition upon adoption. The new standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016.

The Company continues to progress in its evaluation of potential impact of adopting this standard on its business policies, processes and systems, internal control over financial reporting environment,  and financial reporting and disclosures.  The Company expects that the majority of its contracts will have a single performance obligation and continues to assess the best measure of progress for recognition purposes.  The Company will adopt ASU 2014-09 as well as the clarified guidance in ASUs’ 2016-20, 2016-12, 2016-10, 2016-08, utilizing the modified retrospective approach, during the first quarter of 2018.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes from the risk factors previously disclosed in our Annual Report, except as noted below.

Risks Relating to Ownership of Our Common Stock

Investment funds affiliated with Cinven pledged all of its owned shares of our common stock as collateral for borrowings under a credit agreement unaffiliated with Medpace.

On June 16, 2017, Cinven informed us that Medpace Limited Partnership (“MLP”), an entity formed by Cinven to hold all Cinven’s equity interests in us, entered into a credit agreement (the “MLP Credit Agreement”) with Credit Suisse AG, Cayman Islands Branch, and Morgan Stanley Bank, N.A., as lenders (together, the “Lenders”), Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse Securities (USA) LLC, as calculation agent. Pursuant to the MLP Credit Agreement, MLP entered into a pledge agreement (the “MLP Pledge Agreement”) with Credit Suisse Securities (USA) LLC, as secured party and Morgan Stanley Bank, N.A., as secured party (together, the “Secured Parties”). Pursuant to the MLP Pledge Agreement, MLP pledged all of its shares of the Company’s common stock, $0.01 par value per share, to the Secured Parties.

On June 21, 2017 (the “MLP Funding Date”), MLP borrowed $150.0 million under the MLP Credit Agreement. Pursuant to the MLP Pledge Agreement, to secure any borrowings under the MLP Credit Agreement, MLP pledged 22,999,997 shares (collectively, the “MLP Pledged Shares”) of the Company’s common stock as of the MLP Funding Date. The MLP Pledged Shares represented approximately 56.4% of the Company’s issued and outstanding Common Stock as of June 21, 2017. All of the MLP Pledged Shares were contributed to MLP from Cinven’s Fifth Cinven Fund (No. 1) Limited Partnership, Fifth Cinven Fund (No. 2) Limited Partnership, Fifth Cinven Fund (No. 3) Limited Partnership, Fifth Cinven Fund (No. 4) Limited Partnership, Fifth Cinven Fund (No. 5) Limited Partnership, Fifth Cinven Fund (No. 6) Limited Partnership, Fifth Cinven Fund FCP-SIF and Fifth Cinven Fund Co-Investment Partnership, which collectively own all of the equity interest in MLP.

The MLP Credit Agreement contains customary default provisions. In the event of a default under the MLP Credit Agreement by MLP, the Lenders and their affiliates and assignees may foreclose upon any and all MLP Pledged Shares and may seek recourse against MLP.  The Company is not a party to the MLP Credit Agreement or the MLP Pledge Agreement and has no obligations thereunder, but has delivered a letter agreement to the Lenders in which it has, among other things, agreed, subject to applicable law and stock exchange rules, not to take any action intended to hinder or delay the exercise of any remedies by the Lenders under the MLP Credit Agreement or the MLP Pledge Agreement.

In the event of a foreclosure upon any or all of the MLP Pledged Shares, we may no longer be a controlled company, and we may have difficulties complying with certain NASDAQ rules that we take advantage of as a controlled company if we cease to be a controlled company. We intend to comply with these NASDAQ rules if we cease to be a controlled company. However, there can be no assurance that we will be able to comply with such rules before the end of the applicable phase-in period for compliance.  See “Risk Factors—Risks Relating to Ownership of Our Common Stock—We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. Our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements” in Item 1A of Part I of the Annual Report on Form 10-K filed on February 28, 2017 for the year ended December 31, 2016.  Additionally, any foreclosure upon the MLP Pledged Shares could result in sales of a substantial amount of shares of our common stock in the public market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.  See “Risk Factors—Risks Relating to Ownership of Our Common Stock—Shares of our common stock may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well” in Item 1A of Part I of the Annual Report on Form 10-K. Moreover, the occurrence of a foreclosure, and a subsequent sale of all, or substantially all, of the MLP Pledged Shares could result in a change of control under our Senior Secured Credit Facilities, even when such change may not be in the best interest of our stockholders.  Such sale of the MLP Pledged Shares may also result in another shareholder beneficially owning a significant amount of our common stock and being able to exert a significant degree of influence or actual control over our management and affairs.  Such shareholder’s interests may be different from or conflict with those of our other shareholders.  See “Risk Factors—Risks Relating to Ownership of Our Common Stock—Cinven and our Chief Executive Officer and founder collectively control a substantial majority of our outstanding common stock and their interests may be different from or conflict with those of our other shareholders” in Item 1A of Part I of the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Share Repurchases

This table provides certain information with respect to our purchases of shares of the Company’s common stock during the second fiscal quarter of 2017:

Issuer’s Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Value of Share That May Yet Be Purchased Under the Plan
May 4, 2017, through May 31, 2017	883,600	$24.83	883,600	$28,057,690
June 1, 2017, through June 30, 2017	158,855	$27.87	158,855	$23,630,685
Total	1,042,455	$25.30	1,042,455

(a)

On May 1, 2017 the Company announced that its Board of Directors had authorized a share repurchase program (“2017 Repurchase Plan”) of up to $50 million of the Company’s common stock in the open market or negotiated transactions, at the discretion of our management. The 2017 Repurchase Plan expires when the entire $50 million repurchase is exhausted or on April 1, 2018, whichever occurrence first occurs.  The Company has not repurchased any common shares other than those made through the publically announced 2017 Repurchase Plan.

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

On April 1, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 8,154 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $117,500.

On April 5, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 370 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $5,300 and 1,851 shares of our common stock at a price of $18.23 per share for an aggregate purchase price of approximately $33,700.

On April 6, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 648 shares of our common stock at a price of $16.21 per share for an aggregate purchase price of approximately $10,500.

On May 2, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 11,648 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $167,800, 4,259 shares of our common stock at a price of $16.21 per share for an aggregate purchase price of approximately $69,000 and 2,222 shares of our common stock at a price of $16.88 per share for an aggregate purchase price of approximately $37,500.

On May 5, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 9,260 shares of our common stock at a price of $16.21 per share for an aggregate purchase price of approximately $150,100.

On May 24, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 2,777 shares of our common stock at a price of $16.21 per share for an aggregate purchase price of approximately $45,000.

On June 12, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 6,666 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $96,100 and 1,851 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $30,000.

On June 23, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 8,334 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $120,100 and 1,851 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $30,000.

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

Date: August 1, 2017

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