Form 10-Q
period 2017-09-30
Medpace Holdings, Inc.
filed 2017-10-31
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	37,606,244 shares outstanding as of October 27, 2017

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	September 30,	December 31.
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$24,168	$37,099
Restricted cash	79	308
Accounts receivable and unbilled, net (includes $0.8 million and $2.3 million with related parties at September 30, 2017 and December 31, 2016, respectively)	74,708	79,767
Prepaid expenses and other current assets	18,074	16,074
Total current assets	117,029	133,248
Property and equipment, net	45,903	43,805
Goodwill	660,981	660,981
Intangible assets, net	108,234	136,071
Deferred income taxes	11,115	97
Other assets	5,614	4,903
Total assets	$948,876	$979,105
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,972	$10,911
Accrued expenses	20,085	24,417
Pre-funded study costs (includes $1.5 million and $3.9 million with related parties at September 30, 2017 and December 31, 2016, respectively)	53,246	51,948
Advanced billings (includes $2.7 million and $7.6 million with related parties at September 30, 2017 and December 31, 2016, respectively)	68,341	65,668
Current portion of long-term debt	15,469	12,375
Other current liabilities	5,250	3,284
Total current liabilities	172,363	168,603
Long-term debt, net, less current portion	169,152	151,267
Deemed landlord liability, less current portion	27,104	28,527
Deferred income tax liability	513	12,030
Deferred credit	20,956	-
Other long-term liabilities	8,538	7,968
Total liabilities	398,626	368,395
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 37,403,764 and 40,662,856 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	375	407
Additional paid-in capital	628,558	623,629
Accumulated deficit	(77,420)	(9,584)
Accumulated other comprehensive loss	(1,263)	(3,742)
Total shareholders’ equity	550,250	610,710
Total liabilities and shareholders’ equity	$948,876	$979,105

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Service revenue, net (includes $2.0 million and $6.9 million with related parties for the three months ended September 30, 2017 and 2016, respectively, and $8.9 million and $19.3 million with related parties for the nine months ended September 30, 2017 and 2016, respectively)	$98,681	$94,812	$287,014	$275,245
Reimbursed out-of-pocket revenue (includes $0.2 million and $1.4 million with related parties for the three months ended September 30, 2017 and 2016, respectively, and $1.3 million and $4.3 million with related parties for the nine months ended September 30, 2017 and 2016, respectively)	11,962	12,987	36,456	38,094
Total revenue	110,643	107,799	323,470	313,339
Operating expenses:
Direct costs, excluding depreciation and amortization	53,144	51,221	156,204	147,436
Reimbursed out-of-pocket expenses (includes $0.2 million and $1.4 million with related parties for the three months ended September 30, 2017 and 2016, respectively, and $1.3 million and $4.3 million with related parties for the nine months ended September 30, 2017 and 2016, respectively)	11,962	12,987	36,456	38,094
Selling, general and administrative	16,606	16,391	46,515	44,724
Depreciation	2,237	1,915	6,468	5,481
Amortization	9,496	12,668	28,406	38,004
Total operating expenses	93,445	95,182	274,049	273,739
Income from operations	17,198	12,617	49,421	39,600
Other expense, net:
Miscellaneous expense, net	(145)	(378)	(642)	(1,319)
Interest expense, net	(1,906)	(4,656)	(5,508)	(16,550)
Total other expense, net	(2,051)	(5,034)	(6,150)	(17,869)
Income before income taxes	15,147	7,583	43,271	21,731
Income tax provision	5,316	2,547	15,440	8,285
Net income	$9,831	$5,036	$27,831	$13,446
Net income per share attributable to common shareholders:
Basic	$0.25	$0.14	$0.70	$0.39
Diluted	$0.25	$0.13	$0.69	$0.39
Weighted average common shares outstanding:
Basic	38,579	37,118	39,803	34,138
Diluted	39,329	37,623	40,537	34,365

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$9,831	$5,036	$27,831	$13,446
Other comprehensive income
Foreign currency translation adjustments, net of taxes	765	176	2,479	184
Comprehensive income	$10,596	$5,212	$30,310	$13,630

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,831	$13,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,468	5,481
Amortization	28,406	38,004
Stock-based compensation expense	3,215	8,559
Amortization of debt issuance costs and discount	498	2,024
Deferred income tax benefit	(420)	(568)
Other	(615)	(256)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	5,340	(16,606)
Prepaid expenses and other current assets	(1,271)	(8,733)
Accounts payable	(467)	(943)
Accrued expenses	(4,840)	1,257
Pre-funded study costs	1,149	6,810
Advanced billings	2,381	16,560
Other assets and liabilities, net	1,058	(2,368)
Net cash provided by operating activities	68,733	62,667
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(8,329)	(7,843)
Acquisition of intangibles	(569)	-
Other	44	83
Net cash used in investing activities	(8,854)	(7,760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for common stock issuance costs	-	(2,719)
Proceeds from stock option exercises	1,187	452
Repurchases of common stock	(95,260)	-
Payment of debt	(9,281)	(225,054)
Proceeds from revolving loan	40,000	-
Payments on revolving loan	(10,000)	-
Payment of deemed landlord liability	(1,240)	(1,129)
Proceeds from common stock issued, net of underwriters discount	-	173,578
Net cash used in financing activities	(74,594)	(54,872)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,555	227
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(13,160)	262
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	37,407	17,737
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$24,247	$17,999

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2017

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

Share Repurchases

In August 2017, the Board of Directors of the Company (the “Board”) members who are not affiliated with Cinven (the “Disinterested Directors”) approved a stock repurchase agreement with Medpace Limited Partnership, a Guernsey limited partnership (the “Limited Partnership” acting through its general partner, Medpace GP Limited, a Guernsey company, the “General Partner” and, the Limited Partnership acting through the General Partner, “Cinven”), pursuant to which the Company repurchased 2,000,000 shares of the Company’s common stock from Cinven for aggregate consideration of approximately $60.5 million, representing a purchase price of $30.27 per share. The Company funded the repurchase with cash on hand and $40.0 million in borrowings under the Senior Secured Revolving Credit Facility.

In April 2017, the Board of the Company authorized a share repurchase program with an authorized repurchase level of $50.0 million. The share repurchase program, according to its terms, will expire in April 2018. Repurchases under the repurchase program may take place in the open market or negotiated transactions, at the discretion of the Company’s management. During the three and nine months ended September 30, 2017, the Company repurchased 300,331 and 1,342,786 shares of its outstanding common stock for $8.3 million and $34.7 million, respectively, under this share repurchase program.

The Company has elected to constructively retire all repurchased shares with all amounts paid in excess of Common stock par value reflected within Accumulated deficit in the Company’s condensed consolidated balance sheets.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in practice by requiring the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company, as permitted, early adopted ASU 2016-18 in the fourth quarter of 2016.  As a result of this adoption, cash flows resulting from changes in restricted cash balances, are no longer presented as a component of net cash provided by operating activities in the Company’s condensed consolidated statements of cash flows, but have been reclassified and combined within (Decreases)/Increases in Cash, Cash Equivalents and Restricted Cash.  This reclassification was retrospectively applied to all periods presented within the condensed consolidated statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance is intended to simplify certain aspects of accounting for share based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to adopt this ASU in the first quarter of 2017 as required. The following summarizes the effects of the adoption on the Company's condensed consolidated financial statements:

•

Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends, if distributed, on share-based payment awards) are recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result, the Company recognized discrete adjustments to income tax expense for the nine months ended September 30, 2017 of less than $0.1 million related to excess tax benefits. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company applied the prospective adoption approach for any unrecognized excess tax benefits beginning in 2017, which did not result in any cumulative-effect adjustment upon adoption. Prior periods have not been adjusted.

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

•

Statements of Cash Flows - The Company historically accounted for excess tax benefits on the condensed consolidated statements of cash flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. The Company elected to adopt this portion of the standard on a prospective basis beginning in 2017. Prior periods have not been adjusted.

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

In May 2014, the FASB issued ASU No. 2014-09 ‘‘Revenue from Contracts with Customers,’’ to clarify the principles of recognizing revenue and create common revenue recognition guidance between US GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Narrow-

Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers. ASUs’ 2016-20, 2016-12, 2016-10 and 2016-08 all clarify the interpretation guidance in ASU No. 2014-09, “Revenue from Contracts with Customers” specifically related to narrowing specific aspects of Topic 606 and adding illustrative examples to assist in the application of the guidance. The effective date and transition requirements in ASUs’ 2016-20, 2016-12, 2016-10, and 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferred the original effective date of ASU 2014-09 by one year. The new standard allows for either a retrospective or modified retrospective approach to transition upon adoption. The new standard will be effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016.

The Company continues to evaluate the potential impact of adopting this standard on its business policies, processes and systems, internal control over financial reporting environment, and financial reporting disclosures.

The Company expects that the majority of its contracts will have a single performance obligation that is satisfied over time, with revenue recognized based on overall project progress measured as of the financial statement date. This represents a change in the Company’s current revenue accounting methodology as a majority of contracts are accounted for with multiple units of account under the multiple element arrangement guidance.  Under the current accounting methodology, certain revenue related to reimbursable expenses is presented either as a separate line item within Reimbursable out-of-pocket revenue or net of related expenses within Service revenue, net in the condensed consolidated statements of operations.  As a result of having a single performance obligation, the Company anticipates that all revenue related to reimbursable expenses will prospectively be accounted for gross within a single revenue line item with related expenses presented gross within Direct Costs, excluding depreciation and amortization.  Measurement of progress on contracts with customers will generally be based on the input measurement of cost incurred relative to the total expected costs to satisfy the performance obligation.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016, (in thousands, except for earnings per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted-average shares:
Common shares outstanding	38,579	37,118	39,803	34,138
RSAs	62	-	60	-
Total weighted-average shares	38,641	37,118	39,863	34,138
Earnings per common share—Basic
Net income	$9,831	$5,036	$27,831	$13,446
Less: Undistributed earnings allocated to RSAs	16	-	42	-
Net income available to common shareholders—Basic	$9,815	$5,036	$27,789	$13,446

Net income per common share—Basic	$0.25	$0.14	$0.70	$0.39

Basic weighted-average common shares outstanding	38,579	37,118	39,803	34,138
Effect of diluted shares	750	505	734	227
Diluted weighted-average shares outstanding	39,329	37,623	40,537	34,365

Net income per common share—Diluted	$0.25	$0.13	$0.69	$0.39

During the three months ended September 30, 2017 and 2016, respectively, there were 158,034 and 61,896 shares excluded from the computation of EPS because they were anti-dilutive under the treasury method calculation of diluted weighted average shares outstanding. During the nine months ended September 30, 2017 and 2016, respectively, there were 90,553 and 25,699 shares excluded from the computation of EPS because they were anti-dilutive under the treasury method calculation of diluted weighted average shares outstanding.

During the three months ended September 30, 2017, there were 27,500 stock options that were excluded from the computation of EPS due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the nine months ended September 30, 2017 and 2016, respectively, there were 27,500 and 643,680 stock options that were excluded from the computation of EPS due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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

The Company does not have any recurring fair value measurements as of September 30, 2017. There were no transfers between Level 1, Level 2 or Level 3 during the three or nine months ended September 30, 2017 and 2016.

(5) Accounts Receivable And Unbilled, Net

Accounts receivable and unbilled, net includes service revenue and reimbursed out-of-pocket revenue. Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2017	2016
Accounts receivable	$50,973	$48,270
Unbilled	25,947	34,719
Less allowance for doubtful accounts	(2,212)	(3,222)
Total accounts receivable and unbilled, net	$74,708	$79,767

(6) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2017	2016
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Backlog	$72,630	$72,630
Customer relationships	145,051	145,051
Developed technologies	54,475	54,475
Other	3,074	2,505
Total finite-lived intangible assets	275,230	274,661
Accumulated amortization:
Backlog	(72,630)	(72,630)
Customer relationships	(86,063)	(66,267)
Developed technologies	(38,133)	(29,961)
Other	(1,816)	(1,378)
Total accumulated amortization	(198,642)	(170,236)
Total finite-lived intangible assets, net	76,588	104,425
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$108,234	$136,071

As of September 30, 2017, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2017	$9,495
2018	29,561
2019	14,828
2020	7,877
2021	5,114
Later years	9,713
$76,588

(7) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2017	2016
Employee compensation and benefits	$16,989	$21,453
Other	3,096	2,964
Total accrued expenses	$20,085	$24,417

(8) Debt

Debt consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2017	2016

Revolving credit facility	$30,000	$-
Term loan	155,719	165,000
Less unamortized discount	(432)	(534)
Less unamortized term loan debt issuance costs	(666)	(824)
Less current portion of long-term debt	(15,469)	(12,375)
Long-term debt, net, less current portion	$169,152	$151,267

Principal payments on debt are due as follows (in thousands):

2017 (remaining)	$3,094
2018	16,500
2019	16,500
2020	20,625
2021	129,000
Total	$185,719

The estimated fair value of the Company’s debt based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions, approximates the carrying value as of September 30, 2017 and December 31, 2016.

(9) Shareholder’s Equity and Stock-Based Compensation

The Company granted 974,896 awards to employees under the 2016 Incentive Award Plan, during the nine months ended September 30, 2017, consisting of 777,550 stock option awards, 118,000 restricted stock awards (“RSA”) and 38,000 restricted stock units (“RSU”), all vesting after four years. The Company granted an additional 41,346 stock option awards, vesting over one year, to non-employee directors under the 2016 Incentive Award Plan, during the nine months ended September 30, 2017.

The Company granted 45,923 Awards under the 2014 Equity Incentive Plan, consisting of 34,812 stock options vesting equally over four years and 11,111 fully-vested shares, during the nine months ended September 30, 2016. The Company also granted 643,680 stock options under the 2016 Plan during the nine months ended September 30, 2016, consisting of 626,650 stock options vesting after four years and 17,030 stock options with one-third vesting on October 31, 2016, and the remainder vesting in eight equal monthly installments beginning in November 2016.

Award Activity

The following table sets forth the Company’s stock option activity:

	Nine Months Ended September 30, 2017
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	2,350,166	$17.57
Granted	818,896	$28.29
Exercised	(83,675)	$15.26
Forfeited/Expired	(225,051)	$20.66
Outstanding - end of period	2,860,336	$20.46

Exercisable - end of period	939,835	$15.34

The following table sets forth the Company’s RSA/RSU activity:

Nine Months Ended
September 30, 2017
Shares/Units
Outstanding and unvested - beginning of period	59,258
Granted	156,000
Vested	-
Forfeited	-
Outstanding and unvested - end of period	215,258

Cumulative vested shares - end of period	1,854,658

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Direct costs, excluding depreciation and amortization	$389	$2,500	$1,504	$4,974
Selling, general and administrative	592	1,784	1,711	3,585
Total stock-based compensation expense	$981	$4,284	$3,215	$8,559

(10) Income Taxes

The Company’s effective income tax rate was 35.1% and 35.7% for the three and nine months ended September 30, 2017, respectively. The Company’s effective income tax rate was 33.6% and 38.1% for the three and nine months ended September 30, 2016, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2017 varied from the U.S. statutory rate of 35.0% primarily due to the impact of state taxes, domestic and foreign uncertain tax positions and the tax impact associated with acquired tax attributes.

(11) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of September 30, 2017 and December 31, 2016.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of September 30, 2017.

(12) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at September 30, 2017 and December 31, 2016, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Management Fees

The Company pays fees for director services provided by Cinven employees that are members of the Company’s Board of Directors and any related committees. The director fees are paid directly to Cinven in accordance with the Company’s non-employee director compensation policy. During the three and nine months ended September 30, 2017, the Company incurred board of director fees to Cinven of less than $0.1 million and $0.1 million, respectively, in the Company’s condensed consolidated statement of operations. During the three and nine months ended September 30, 2016, the Company incurred management fees to Cinven of less than $0.1 million and $0.2 million, respectively, in the Company’s condensed consolidated statements of operations.

Service Agreements

Symplmed Pharmaceuticals, LLC (“Symplmed”)

Medpace Investors LLC, a noncontrolling shareholder of the Company that is owned by employees of the Company and managed by the Company’s chief executive officer, has a majority ownership interest in Symplmed, a private pharmaceutical development company. In addition, the chief executive officer and other executives of the Company are board members of Symplmed. The Company has operated under a Master Services Agreement (“MSA”) with Symplmed since 2013 (amended in 2014) to perform clinical trial related services. Certain task orders governed by this arrangement were amended in the third quarter of 2016, changing the fee structure from unitized in nature to time and materials and revised pricing to more appropriately reflect market pricing based on the Company’s leveraging of this work to develop and enhance certain new service capabilities. The Company has evaluated its relationship with Symplmed and concluded that Symplmed is not a variable interest entity because the Company has no direct ownership interest or relationship other than the MSA. During the three months ended September 30, 2017 and 2016, the Company recognized service revenue from Symplmed of less than $0.1 million and negative service revenue adjustments from Symplmed of $0.4 million, respectively, and during the nine months ended September 30, 2017 and 2016, the Company recognized service revenue from Symplmed of less than $0.1 million and negative service revenue adjustments from Symplmed of less than $0.1 million, respectively, in the Company’s condensed consolidated statements of operations.

Coherus BioSciences, Inc. (“Coherus”)

The chief executive officer of the Company is a member of Coherus’s board of directors. During the three months ended September 30, 2017 and 2016, the Company recognized service revenue from Coherus of $1.4 million and $6.8 million, respectively, and during the nine months ended September 30, 2017 and 2016, the Company recognized service revenue from Coherus of $6.5 million and $18.2 million, respectively, in the Company’s condensed consolidated statements of operations.  In addition, the company recognized Reimbursed out-of-pocket revenue and Reimbursed out-of-pocket expenses with Coherus in the condensed consolidated statements of operations of $0.1 million and $1.3 million during the three months ended September 30, 2017 and 2016, respectively, and $1.1 million and $4.2 million during the nine months ended September 30, 2017 and 2016. As of September 30, 2017 and December 31, 2016, respectively, the Company had Accounts receivable and unbilled, net from Coherus of $0.3 million and $2.0 million recorded in the condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, respectively, the Company had, from Coherus, $2.6 million and $6.3 million of Advanced billings and $1.5 million and $3.8 million of Pre-funded study costs, in the condensed consolidated balance sheets.

Xenon Pharmaceuticals, Inc. (“Xenon”)

Certain executives and employees of the Company, including the chief executive officer, have held equity investments in Xenon, a clinical-stage biopharmaceutical company. During the second quarter of 2017, the chief executive officer sold his entire equity position held in Xenon. Xenon is no longer considered to be a related party subsequent to this sale. During July 2015 the Company and Xenon entered into an amended MSA agreement for the Company to provide clinical trial related services. The Company recognized service revenue from Xenon of $0.4 million during the three months ended September 30, 2016, and service revenue from Xenon of $0.6 million and $0.8 million during the six months ended June 30, 2017 and nine months ended September 30, 2016, respectively, in the Company’s condensed consolidated statements of operations. As of December 31, 2016, the Company had, from Xenon, $1.3 million of Advanced billings and $0.1 million of Pre-funded study costs in the condensed consolidated balance sheets.

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. During the first quarter of 2016, it was announced that a Medpace employee would join Cymabay’s board of directors. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. During the three months ended September 30, 2017 and 2016, the Company recognized service revenue from Cymabay of $0.2 million and $0.1 million, respectively, and during the nine months ended September 30, 2017 and 2016, the Company recognized service revenue from Cymabay of $0.4 million and $0.3 million, respectively, in the Company’s condensed consolidated statements of operations.

LIB Therapeutics LLC (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. During the three months ended September 30, 2017 and 2016, the Company recognized service revenue from LIB of $0.5 million and $0.1 million, respectively, and during the nine months ended September 30, 2017 and 2016, the Company recognized service revenue from LIB of $1.1 million and $0.1 million, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2017 and December 31, 2016, respectively, the Company had Accounts receivable and unbilled, net from LIB of $0.2 million and less than $0.1 million recorded in the condensed consolidated balance sheets.

CinRx Pharma, LLC (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the three and nine months ended September 30, 2017, the Company recognized service revenue from CinRx of $0.1 million and $0.3 million, respectively, in the Company’s condensed consolidated statements of operations.

Medpace Investors, LLC

Medpace Investors is a noncontrolling shareholder and related party of Medpace Holdings, Inc. Medpace Investors is owned and managed by employees of the Company. The chief executive officer of Medpace is also the manager and majority unit holder of Medpace Investors. The Company acted as a paying agent for Medpace Investors with taxing authorities principally in instances when employee tax payments or remittance of withholdings related to equity compensation are required. During the three and nine months ended September 30, 2016, the Company paid $0.1 million and $0.8 million to various taxing authorities on behalf of Medpace Investors.

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

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Lease expense recognized for each of the three months ended September 30, 2017 and 2016 was $0.5 million, respectively, and lease expense recognized for each of the nine months ended September 30, 2017 and 2016 was $1.6 million, respectively. The lease expense was allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative in the condensed consolidated statements of operations.

Deemed Assets and Deemed Landlord Liabilities

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. In accordance with the accounting guidance related to leases, the Company was deemed in substance to be the owner of the property during the construction phase and at completion. Accordingly, the Company reflected the buildings and related liabilities as deemed assets from landlord building construction in Property and equipment, net, Other current liabilities, and Deemed landlord liability, less current portion, respectively, on the condensed consolidated balance sheets. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The deemed assets are being fully depreciated, on a straight line basis, over the 15-year term of the lease. Deemed landlord liabilities are recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties. Accretion expense is being recorded over the term of the lease as a component of Interest expense, net in the Company’s condensed consolidated statements of operations. The Company paid $0.9 million during the three months ended September 30, 2017 and 2016, respectively, and $2.8 million during the nine months ended September 30, 2017 and 2016. The current and long-term portions of the Deemed landlord liability at September 30, 2017 were $1.8 million and $27.1 million, respectively. The current and long-term portions of the Deemed landlord liability at December 31, 2016 were $1.7 million and $28.5 million, respectively. The Company has recognized deemed assets, net of $16.8 million and $18.1 million at September 30, 2017 and December 31, 2016, respectively, in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the executive vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.3 million during the three months ended September 30, 2017 and 2016, respectively, and $0.9 million and $0.8 during the nine months ended September 30, 2017 and 2016, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations.

(13) Cash Flow Statement- Supplemental Information

During the nine months ended September 30, 2017, the Company engaged in the following significant non-cash investing and financing activities:

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, business strategy, product approvals and plans and our objectives for future operations, are forward looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” and similar expressions are intended to identify forward looking statements. Forward looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward looking statements we may make. In light of these risks, uncertainties and assumptions, the forward looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward looking statements. We caution you therefore against relying on these forward looking statements.

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

Selling, General and Administrative

Selling, general and administrative expenses are primarily driven by compensation and related employee benefits, as well as rent, utilities, supplies, software licenses, professional fees (e.g., legal and accounting expenses), bad debt expense, travel, marketing and other operating expenses.

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

Cancellations arise in the normal course of business and are reflected when we receive written confirmation from the customer to cease work on a contractual agreement. The majority of our customers can terminate our contracts without cause upon 30 days’ notice. Similar to new business awards, the number and amount of cancellations can vary significantly period over period due to timing of customer correspondence and study-specific circumstances. Total cancellations in a period are offset against gross new business awards received in a period to determine net new business awards in our backlog calculation. Net new business awards were $112.1 million and $109.1 million for the three months ended September 30, 2017 and 2016, respectively, and net new business awards were $311.3 million and $327.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Backlog represents anticipated future net service revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of September 30, 2017, our backlog increased by $29.6 million, or 6.2%, to $510.0 million compared to $480.4 million as of September 30, 2016. Included within backlog as of September 30, 2017 was approximately $275 million to $285 million that we expect to convert to net service revenue over the next twelve months, with the remainder expected to convert to net service revenue thereafter.

The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $1.5 million for the three months ended September 30, 2017; favorable foreign currency adjustments of $2.6 million for the nine months ended

September 30, 2017; favorable foreign currency adjustments of $0.4 million for the three months ended September 30, 2016; and unfavorable foreign currency adjustments of $1.0 million for the nine months ended September 30, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. Dollars per Euro:	1.17	1.12	1.11	1.11

Results of Operations

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

	Three Months Ended
	September 30,
(Amounts in thousands, except percentages)	2017	2016	Change	% Change
Service revenue, net	$98,681	$94,812	$3,869	4.1%
Reimbursed out-of-pocket revenue	11,962	12,987	(1,025)	(7.9)%
Total revenue	110,643	107,799	2,844	2.6%
Direct costs, excluding depreciation and amortization	53,144	51,221	1,923	3.8%
Reimbursed out-of-pocket expenses	11,962	12,987	(1,025)	(7.9)%
Selling, general and administrative	16,606	16,391	215	1.3%
Depreciation	2,237	1,915	322	16.8%
Amortization	9,496	12,668	(3,172)	(25.0)%
Total operating expenses	93,445	95,182	(1,737)	(1.8)%
Income from operations	17,198	12,617	4,581
Miscellaneous expense, net	(145)	(378)	233
Interest expense, net	(1,906)	(4,656)	2,750
Income before income taxes	15,147	7,583	7,564
Income tax provision	5,316	2,547	2,769
Net income	$9,831	$5,036	$4,795

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

	Nine Months Ended
	September 30,
(Amounts in thousands, except percentages)	2017	2016	Change	% Change
Service revenue, net	$287,014	$275,245	$11,769	4.3%
Reimbursed out-of-pocket revenue	36,456	38,094	(1,638)	(4.3)%
Total revenue	323,470	313,339	10,131	3.2%
Direct costs, excluding depreciation and amortization	156,204	147,436	8,768	5.9%
Reimbursed out-of-pocket expenses	36,456	38,094	(1,638)	(4.3)%
Selling, general and administrative	46,515	44,724	1,791	4.0%
Depreciation	6,468	5,481	987	18.0%
Amortization	28,406	38,004	(9,598)	(25.3)%
Total operating expenses	274,049	273,739	310	0.1%
Income from operations	49,421	39,600	9,821
Miscellaneous expense, net	(642)	(1,319)	677
Interest expense, net	(5,508)	(16,550)	11,042
Income before income taxes	43,271	21,731	21,540
Income tax provision	15,440	8,285	7,155
Net income	$27,831	$13,446	$14,385

Service revenue, net and Reimbursed out-of-pocket revenue

For the three months ended September 30, 2017 service revenue, net increased by $3.9 million to $98.7 million, from $94.8 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017 service revenue, net increased by $11.8 million to $287.0 million, from $275.2 million. The increase for the three and nine months ended September 30, 2017, compared to the same periods in the prior year, were primarily driven by growth within the Oncology, Metabolic, and other uncategorized therapeutic areas.

Reimbursed out-of-pocket revenue decreased by $1.0 million to $12.0 million for the three months ended September 30, 2017, from $13.0 million for the three months ended September 30, 2016. Reimbursed out-of-pocket revenue decreased by $1.6 million to $36.5 million for the nine months ended September 30, 2017, from $38.1 million for the nine months ended September 30, 2016. Reimbursed out-of-pocket revenues can fluctuate significantly from period to period based on the timing of program initiation or closeout, and these changes do not necessarily correlate to changes in net service revenue. The reimbursements were offset by an equal amount of reimbursed out-of-pocket expenses.

Direct costs, excluding depreciation and amortization and Reimbursed out-of-pocket expenses

Our direct costs, excluding depreciation and amortization increased by $1.9 million, to $53.1 million for the three months ended September 30, 2017 from $51.2 million for the three months ended September 30, 2016. Our direct costs, excluding depreciation and amortization increased by $8.8 million, to $156.2 million for the nine months ended September 30, 2017 from $147.4 million for the nine months ended September 30, 2016. The increase was primarily attributed to higher personnel costs, lab related costs and office rent to support the growth in service activities. The employee related costs portion of direct costs, excluding depreciation and amortization increased by $1.3 million and $6.7 million for the three and nine months ended September 30, 2017, compared to the same period in the prior year. Lab related costs increased by $1.0 million and $0.9 million for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. Office rent costs increased by $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $0.2 million, to $16.6 million for the three months ended September 30, 2017 from $16.4 million for the three months ended September 30, 2016. Selling, general and administrative expenses increased by $1.8 million, to $46.5 million for the nine months ended September 30, 2017 from $44.7 million for the nine months ended September 30, 2016. This increase for the three months ended September 30, 2017 was primarily driven by higher personnel costs of $0.1 million, compared to the same period in the prior year. The increase for the nine months ended September 30, 2017 was primarily driven by higher personnel costs of $2.6 million, compared to the same period in the prior year. The employee related cost increase was offset by a reduction in bad debt expense of $1.2 million due primarily to net bad debt recoveries for the nine months ended September 30, 2017, compared to bad debt expense in the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.9 million, to $11.7 million for the three months ended September 30, 2017 from $14.6 million for the three months ended September 30, 2016. Depreciation and amortization expense decreased by $8.6 million, to $34.9 million for the nine months ended September 30, 2017 from $43.5 million for the nine months ended September 30, 2016. The decrease in depreciation and amortization was primarily related to the continued amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous expense, net

Miscellaneous expense, net decreased by $0.2 million to $0.1 million of expense for the three months ended September 30, 2017 from $0.4 million of expense for the three months ended September 30, 2016. Miscellaneous expense, net decreased by $0.7 million to $0.6 million of expense for the nine months ended September 30, 2017 from $1.3 million of expense for the nine months ended September 30, 2016. The change for the nine months ended September 30, 2017 was mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment and exit costs related to the previous headquarter lease.

Interest expense, net

Interest expense, net decreased by $2.8 million to $1.9 million for the three months ended September 30, 2017 from $4.7 million for the three months ended September 30, 2016. Interest expense, net decreased by $11.0 million to $5.5 million for the nine months ended September 30, 2017 from $16.6 million for the nine months ended September 30, 2016. The decrease in interest expense, net was related to the average lower outstanding balance under our Senior Secured Term Loan Facility (as defined below), as well as a lower effective interest rate as a result of the new credit agreement entered into in December 2016 (as described below).

Income tax provision

Income tax provision increased by $2.8 million, to $5.3 million for the three months ended September 30, 2017 from $2.5 million for the three months ended September 30, 2016. Income tax provision increased by $7.2 million, to $15.4 million for the nine months ended September 30, 2017 from $8.3 million for the nine months ended September 30, 2016.  The overall effective tax rate for the three months ended September 30, 2017 was 35.1%, compared to an overall effective tax rate of 33.6% for the three months ended September 30, 2016. The overall effective tax rate for the nine months ended September 30, 2017 was 35.7%, compared to an overall effective tax rate of 38.1% for the nine months ended September 30, 2016. The change in effective tax rates and the increase in income tax provision was primarily due to the increases in projected pre-tax book income for the three and nine months ended September 30, 2017 partially offset with a favorable impact associated with domestic uncertain tax positions and the favorable tax impact associated with acquired tax attributes.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our Senior Secured Revolving Credit Facility (as defined below). As of September 30, 2017, we had cash and cash equivalents of $24.2 million, including approximately $0.1 million of restricted cash. Approximately $12.6 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of September 30, 2017. On December 8, 2016, the Company entered into a credit agreement (the “Senior Secured Credit Agreement”) consisting of a $165.0 million term loan (the “Senior Secured Term Loan Facility”) and a $150.0 million revolving credit facility (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, the “Senior Secured Credit Facilities”). As of September 30, 2017, we had $119.7 million available for borrowing under our Senior Secured Revolving Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, payment of debt, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities.  We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings.  While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises. We believe that our sources of liquidity and capital will be sufficient to finance our cash needs for the next 12 months and on a longer-term basis.  However, we cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Senior Secured Credit Facilities or otherwise, in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all, and any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. See “Risk Factors—Risks Relating to our Indebtedness—We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful” in Item 1A of Part I of the 2016 Annual Report on Form 10-K.

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
Cash Flows (Amounts in thousands)	2017	2016
Net cash provided by operating activities	$68,733	$62,667
Net cash used in investing activities	(8,854)	(7,760)
Net cash used in financing activities	(74,594)	(54,872)
Effect of exchange rates on cash and cash equivalents	1,555	227
(Decrease) Increase in cash, cash equivalents and restricted cash	$(13,160)	$262

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

Net cash flows provided by operating activities was $68.7 million for the nine months ended September 30, 2017 beginning with net income of $27.8 million. Adjustments to reconcile net income to net cash provided by operating activities were $37.6 million, primarily related to amortization of intangibles of $28.4 million, depreciation of $6.5 million and stock based compensation expense of $3.2 million, offset by $0.4 million of benefit from deferred taxes. Changes in operating assets and liabilities provided $3.3 million in operating cash flows and was primarily driven by decreased accounts receivable and unbilled, net of $5.3 million and increased advanced billings of $2.4 million, offset by decreased accrued expenses of $4.8 million.

Net cash flows provided by operating activities was $62.7 million for the nine months ended September 30, 2016 beginning with net income of $13.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $53.2 million primarily related to amortization of intangibles of $38.0 million, depreciation of $5.5 million and stock based compensation expense of $8.6 million, offset by $0.6 million of benefit from deferred taxes. Changes in operating assets and liabilities used $4.0 million in operating cash flows and was primarily driven by increased accounts receivable and unbilled services, net of $16.6 million, increased prepaid expenses and other current assets of $8.7 million, offset by increased accrued expenses of $1.3 million primarily related to employee related costs, a decrease in other assets and liabilities, net of $2.4 million, and an increase in advanced billings of $16.6 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $8.9 million for the nine months ended September 30, 2017 primarily consisting of property and equipment expenditures and an acquisition of intangible assets.

Net cash used in investing activities was $7.8 million for the nine months ended September 30, 2016 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $74.6 million for the nine months ended September 30, 2017 primarily related to $95.2 million in repurchases of common stock, $9.3 million in principal payments on our Senior Secured Term Loan Facility and $10.0 million in principal payments on our Senior Secured Revolving Credit Facility, offset by $40.0 million in proceeds from the Senior Secured Revolving Credit Facility.

Net cash used in financing activities was $54.9 million for the nine months ended September 30, 2016 primarily related to $225.0 million in principal payments on our 2014 Senior Secured Term Loan Facility, offset by the IPO proceeds received of $173.6 million. The remaining activity consisted of rental payments on deemed landlord assets and the payment of common stock issuance costs.

Share Repurchases

In August 2017, the Disinterested Directors of the Company approved a stock repurchase agreement with Medpace Limited Partnership, a Guernsey limited partnership (the “Limited Partnership” acting through its general partner, Medpace GP Limited, a Guernsey company, the “General Partner” and, the Limited Partnership acting through the General Partner, “Cinven”), pursuant to which the Company repurchased 2,000,000 shares of the Company’s common stock from Cinven for aggregate consideration of approximately $60.5 million, representing a purchase price of $30.27 per share. The Company funded the repurchase with cash on hand and $40.0 million in borrowings under our Senior Secured Revolving Credit Facility.

In April 2017, the Board of the Company authorized a share repurchase program with an authorized level of $50.0 million. The share repurchase program, according to its terms, will expire in April 2018. Repurchases under the repurchase program may take place in the open market or negotiated transactions, at the discretion of the Company’s management.  During the three and nine months ended September 30, 2017, the Company repurchased 300,331 and 1,342,786 shares of its outstanding common stock for $8.3 million and $34.7 million, respectively, under this share repurchase program.

The Company has elected to constructively retire all repurchased shares with all amounts paid in excess of Common stock par value reflected within Accumulated deficit in the Company’s condensed consolidated balance sheets.

Indebtedness

As of September 30, 2017, we had total indebtedness of $185.7 million, which was attributed to outstanding borrowings on the Senior Secured Credit Facilities. There was $30.0 million in outstanding borrowings under the Senior Secured Revolving Credit Facility as of September 30, 2017. As of September 30, 2017, we had $0.3 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Senior Secured Revolving Credit Facility. See Note 8 to our audited consolidated financial statements on our Annual Report on Form 10-K for details regarding our Senior Secured Credit Facilities.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. The following table summarizes future payments and interest related to indebtedness, including the $30.0 million balance on the Senior Secured Revolving Credit Facility for the partial and full years subsequent to the quarter ended September 30, 2017.

There have been no material changes, except as follows, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Remaining 2017	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$185,719	$3,094	$33,000	$149,625	$-
Interest on long-term debt	18,004	1,295	9,398	7,311	-
Total	$203,723	$4,389	$42,398	$156,936	$-

Principal payments in the above table are based on the terms contained in our agreements. Interest payments are based on the interest rate in effect on September 30, 2017.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in practice by requiring the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company, as permitted, early adopted ASU 2016-18 in the fourth quarter of 2016.  As a result of this adoption, cash flows resulting from changes in restricted cash balances, are no longer presented as a component of net cash provided by operating activities in the Company’s condensed consolidated statements of cash flows, but have been reclassified and combined within (Decreases)/Increases in Cash, Cash Equivalents and Restricted Cash.  This reclassification was retrospectively applied to all periods presented within the condensed consolidated statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance is intended to simplify certain aspects of accounting for share based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to adopt this ASU in the first quarter of 2017 as required. The following summarizes the effects of the adoption on the Company's condensed consolidated financial statements:

•

Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends, if distributed, on share-based payment awards) are recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result, the Company recognized discrete adjustments to income tax expense for the nine months ended September 30, 2017 of less than $0.1 million related to excess tax benefits. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company applied the prospective adoption approach for any unrecognized excess tax benefits beginning in 2017, which did not result in any cumulative-effect adjustment upon adoption. Prior periods have not been adjusted.

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

•

Statements of Cash Flows - The Company historically accounted for excess tax benefits on the condensed consolidated statements of cash flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. The Company elected to adopt this portion of the standard on a prospective basis beginning in 2017. Prior periods have not been adjusted.

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

The Company continues to evaluate the potential impact of adopting this standard on its business policies, processes and systems, internal control over financial reporting environment, and financial reporting disclosures.

The Company expects that the majority of its contracts will have a single performance obligation that is satisfied over time, with revenue recognized based on overall project progress measured as of the financial statement date. This represents a change in the Company’s current revenue accounting methodology as a majority of contracts are accounted for with multiple units of account under the multiple element arrangement guidance.  Under the current accounting methodology, certain revenue related to reimbursable expenses is presented either as a separate line item within Reimbursable out-of-pocket revenue or net of related expenses within Service revenue, net in the condensed consolidated statements of operations.  As a result of having a single performance obligation, the Company anticipates that all revenue related to reimbursable expenses will prospectively be accounted for gross within a single revenue line item with related expenses presented gross within Direct Costs, excluding depreciation and amortization.  Measurement of progress on contracts with customers will generally be based on the input measurement of cost incurred relative to the total expected costs to satisfy the performance obligation.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes from the risk factors previously disclosed in our Annual Report, except as provided in our quarterly report on Form 10-Q for the quarter ended June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

This table provides certain information with respect to our purchases of shares of the Company’s common stock during the third fiscal quarter of 2017:

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased (a), (b)	Average Price Paid per Share (a), (b)	Total Number of Shares Purchased as Part of Publically Announced Plan (a)	Approximate Dollar Value of Share That May Yet Be Purchased Under the Plan (a)
July 1, 2017, through July 31, 2017	300,311	$27.65	300,311	$15,325,865
August 1, 2017, through August 31, 2017	2,000,000	$30.27	-
September 1, 2017, through September 30, 2017	-		-
Total	2,300,311		300,311

(a)

On May 1, 2017 the Company announced that its Board of Directors had authorized a share repurchase program (“2017 Repurchase Plan”) of up to $50 million of the Company’s common stock in the open market or negotiated transactions, at the discretion of our management. The 2017 Repurchase Plan expires when the entire $50 million repurchase is exhausted or on April 1, 2018, whichever occurs first.

(b)

In addition to the amounts purchased under the 2017 Repurchase Plan, these columns reflect additional share repurchases. On August 16, 2017 the Company entered into a stock repurchase agreement with Medpace Limited Partnership, a Guernsey limited partnership, pursuant to which the Company repurchased 2,000,000 shares of the Company’s common stock from Cinven for aggregate consideration of approximately $60.5 million, representing a purchase price of $30.27 per share.

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

On July 7, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 370 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $6,000.

On July 19, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,852 shares of our common stock at a price of $18.23 per share for an aggregate purchase price of approximately $33,800.

On July 25, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,600 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $23,100.

On August 4, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 464 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $6,700.

On August 18, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 463 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $6,700 and 278 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $4,500.

On September 5, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 50 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $700.

On September 25, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 4,167 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $60,000 and 1,852 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $30,000.

All of the forgoing transactions are exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits in the accompanying Exhibit Index preceding the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

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

Date: October 31, 2017