Form 10-K
period 2017-12-31
Medpace Holdings, Inc.
filed 2018-02-27
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, based upon the closing sale price as reported on the Nasdaq Global Select Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $182 million. For purposes of this computation, shares of the registrant’s common stock held by each executive officer, director, and each person known to the registrant to own 10% or more of the outstanding voting power have been excluded in that such persons are affiliates.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,484,924 shares outstanding as of February 23, 2018

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2018 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2017

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, including statements regarding our results of operations; financial position and performance; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations, are forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We caution you therefore against relying on these forward-looking statements.  Some of the important factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other important factors included in “Item 1A Risk Factors” of Part I of this Annual Report on Form 10-K.  We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of Part I of this Annual Report on Form 10-K.

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

All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe the estimated market position, market opportunity and market size information included in this Annual Report on Form 10-K is generally reliable, such information, which in part is derived from management’s estimates and beliefs, is inherently uncertain and imprecise and has not been verified by any independent source. Projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A Risk Factors” of Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in our estimates and beliefs and in the estimates prepared by independent parties. See “Forward-Looking Statements” above.

GLOSSARY

We define the terms below that appear throughout this report as follows:

“Large pharmaceutical companies.” Large pharmaceutical companies represent the top 20 pharmaceutical companies by worldwide prescription drug sales in the year ended December 31, 2016 as classified by Evaluate Ltd in EvaluatePharma© World Preview 2017 Outlook to 2022, an industry report.

“Mid-sized biopharmaceutical companies.” Mid-sized biopharmaceutical companies represent biopharmaceutical companies with at least $250 million in sales in the year ended December 31, 2016, based on publicly available data and management’s knowledge, that are not classified as a top 20 pharmaceutical company by Evaluate Ltd in EvaluatePharma© World Preview 2017 Outlook to 2022, an industry report.

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

“Small biopharmaceutical companies.” Small biopharmaceutical companies represent biopharmaceutical companies that have less than $250 million in sales in the year ended December 31, 2016, based on publicly available data and management’s knowledge.

Part I

Item 1. Business

Overview

We are one of the world’s leading clinical contract research organizations, or CROs, by revenue, solely focused on providing scientifically-driven outsourced clinical development services to the biotechnology, pharmaceutical and medical device industries. Our mission is to accelerate the global development of safe and effective medical therapeutics. We differentiate ourselves from our competitors by our disciplined operating model centered on providing full-service Phase I-IV clinical development services and our therapeutic expertise. We believe this combination results in timely and cost-effective delivery of clinical development services for our customers. We believe that we are a partner of choice for small and mid-sized biopharmaceutical companies based on our ability to consistently utilize our full-service, disciplined operating model to deliver timely and high-quality results for our customers. Accordingly, we believe we are well positioned to continue to expand our market share in the growing Phase I-IV CRO market.

We were founded in 1992 by Dr. August J. Troendle, an industry pioneer, as a Phase II-IV focused CRO with a strong, scientifically-driven and disciplined operating model, and we continue today as a founder-led enterprise with Dr. Troendle retaining a significant ownership stake in Medpace. Throughout our 25-year history, we have grown almost exclusively organically, with our core founding members having been integrally involved in developing and instilling our differentiated culture and operating philosophy across our company. We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Endocrinology, Central Nervous System, or CNS, and Antiviral and Anti-infective or AVAI, as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 2,500 employees across 35 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

We focus on providing clinical development solutions primarily to companies that recognize the benefits of utilizing our full-service outsourcing model. We believe our model is particularly attractive to small and mid-sized biopharmaceutical companies, which seek specialized capabilities and infrastructure required for complex and global clinical trials, including therapeutic expertise, insightful protocol design, project feasibility assessment and timely and high-quality trial execution. We expect that outsourced development expenditures for small and mid-sized biopharmaceutical companies will continue to grow. We believe we can expand our market share with this customer segment given our continued strategic focus and the attractiveness of our model to these companies. Furthermore, as the clinical development and regulatory processes grow increasingly more global and complex, we believe large pharmaceutical companies will increasingly recognize the benefits of our disciplined, full-service operating model. For the year ended December 31, 2017, we generated 64%, 25% and 11% of our net service revenue from small biopharmaceutical companies, mid-sized biopharmaceutical companies and large pharmaceutical companies, respectively.

Our Market

Clinical Development Process

Before a new drug can be commercialized, it often must undergo extensive pre-clinical and clinical testing and regulatory review to verify safety and efficacy. CROs provide a comprehensive range of product development services for Phase I-IV clinical trials. These clinical trials are separated into distinct phases in order to thoroughly evaluate the product. Pharmaceutical Research and Manufacturers of America, 2017 Biopharmaceutical Research Industry Profile, a trade group publication, indicates that from drug discovery through approval by the United States Food and Drug Administration, or FDA, developing a new medicine takes 10 to 15 years and costs approximately $2.6 billion.

The following graphic, based on data presented in the Pharmaceutical Research and Manufacturers of America, 2013 Biopharmaceutical Research Industry Profile and 2017 Biopharmaceutical Research Industry Profile, industry trade group publications, illustrates the various stages and typical timeline of the clinical development process:

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

CRO Market Size

We estimate, based on industry sources, including analyst reports and management’s knowledge, that total global biopharmaceutical clinical development expenditures were approximately $106 billion in 2016. We further estimate, based on these industry sources, that the portion of these expenditures attributable to Phase I-IV clinical development services was $53 billion, of which we estimate $27 billion was outsourced.

CRO Market Trends

Increasing Development Expenditures. We estimate that biopharmaceutical development expenditures will grow from approximately $106 billion in 2016 to approximately $116 billion in 2019, representing a CAGR of approximately 3%. We believe that the growth in development expenditures is primarily attributed to the heightened pace of biopharmaceutical innovation, pressure on companies to replenish pipelines with new therapies, the favorable regulatory environment and the significant amount of capital raised by biotechnology and pharmaceutical companies during the last several years. There were 14,872 drugs in the development pipeline in January 2017, as identified by PharmaProjects Pharma R&D Annual Review 2017, an industry publication, which was an increase of approximately 53% compared to the 9,737 that were in development in 2010. In line with the significant capital raised by biotechnology and pharmaceutical companies, based upon financial data available from FactSet Research Systems Inc. and S&P Global Market Intelligence Inc., providers of financial information, as of September 30, 2017, the companies comprising the NASDAQ Biotechnology Index, or NBI, had approximately $136.7 billion in cash available to support ongoing clinical development. This figure represents a 26.0% increase above the cash balance of approximately $108.5 billion held by the companies comprising the NBI as of December 31, 2016, and a 135.3% increase above the cash balance of approximately $58.1 billion held by companies comprising the NBI as of December 31, 2012.

Continued Outsourcing Penetration. Outsourcing penetration is the percentage of biopharmaceutical clinical development costs that are outsourced to CROs. We estimate, based on industry sources, including analyst reports and management’s knowledge, that approximately 51% of Phase I-IV clinical development expenditures were outsourced in 2016, driven by increased clinical trial complexity, the need for regulatory and therapeutic expertise and global access to patient populations.

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

Increasing Clinical Trial Complexity. Clinical trial design and structure have become increasingly complex based on regulatory agency sophistication, more complicated protocols and a growing focus by biopharmaceutical companies on developing new cutting-edge drug therapies. For example, based on the data available in the FDA’s Orphan Drug Product designation database, the number of orphan drug designations granted increased by approximately 151% from 190 in 2012 to 476 in 2017. This growing complexity brings new challenges in study feasibility, site selection, patient recruitment and retention due to the rarity of orphan diseases, which globally may only have hundreds or thousands of patients. Additionally, measures of clinical trial complexity significantly increased over the last decade, with the mean number of procedures per protocol increasing by 68% as indicated by the Tufts Center for the Study of Drug Development, an independent non-profit research group. We believe full-service CROs with noted therapeutic leadership, full-service clinical operations, a proprietary technology platform, strategic regulatory guidance and integrated laboratories are well suited to successfully support these types of studies.

Small and Mid-Sized Biopharmaceutical Segment

We believe small and mid-sized biopharmaceutical companies are important to the continued growth of the CRO industry. These companies are primary centers of innovation, developing new, cutting-edge therapies for niche or previously untreatable diseases, which frequently require sophisticated clinical trials. These companies have limited ability to conduct global clinical trials independently, and as a result, they typically seek a strategic partner that can provide the therapeutic experience and infrastructure required to deliver timely completion of complex, global clinical trials. In 2016, we estimate, based on industry sources, including analyst reports and management’s knowledge, that small and mid-sized biopharmaceutical companies outsourced approximately 58% of their development expenditures, representing an estimated addressable CRO market of approximately $8 billion.

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

Attractive and Diversified Customer Base. We have a strong track record of serving our core customer base of small and mid-sized biopharmaceutical companies, which we believe represents an attractive growth opportunity. We believe outsourced development expenditures in our core customer base will continue to grow. Small and mid-sized biopharmaceutical companies, many of which are now well capitalized, have firmly established themselves at the forefront of medical innovation and the search for new therapies for previously untreatable diseases, which require increasingly complex clinical trials. CROs are integral to the clinical development process for these customers, providing regulatory and therapeutic expertise, complex clinical trial design, broader geographic coverage, access to diverse population pools and consistent and reliable data systems and procedures, since these customers often lack the infrastructure and global breadth required for efficient and high-quality trial execution.

In addition, we have a highly diversified customer base comprising many of the largest global biopharmaceutical companies, as well as high-growth small and mid-sized biopharmaceutical companies. For the year ended December 31, 2017, we generated 64%, 25% and 11% of our net service revenue from small biopharmaceutical companies, mid-sized biopharmaceutical companies and large pharmaceutical companies, respectively. For the years ended December 31, 2017 and 2016, our largest customer accounted for 5.3% and 6.0% of our net service revenue, respectively, and our top 10 customers represented 32.2% and 37.0% of our net service revenue, respectively.

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

Global Platform with Scalable Infrastructure. We believe that we are one of the leading CROs with the scale and therapeutic expertise necessary to effectively conduct global clinical trials. We began our disciplined international expansion in 2004 and have since increased the breadth and depth of our international footprint significantly. We now offer our services through a highly skilled staff of approximately 2,500 employees across 35 countries as of December 31, 2017. As clinical trials become increasingly global, our platform provides our customers with broad access to diverse markets and patient populations, as well as local regulatory expertise and market knowledge, which can reduce the time and cost of these trials, while also helping to optimize the commercialization potential for new therapies.

Highly Regarded, Experienced and Committed Management Team. We are led by a dedicated and experienced senior management team with significant industry experience and knowledge focused on clinical development. We were founded in 1992 by Dr. August J. Troendle, an industry pioneer, and we continue today as a founder-led enterprise with Dr. Troendle retaining a significant ownership stake in Medpace. Our management team has been responsible for developing our scientifically-driven, disciplined operating model, building our global platform and realizing our significant organic growth in revenue and earnings. Our senior management team has an average tenure with Medpace of 13 years, including four senior managers with over 20 years with us, and brings a healthy balance of significant experience with Medpace, regulators and other companies in the industry, including public companies.

Our Growth Strategy

Key elements of our growth strategy include:

Continued Focus on Organic Growth. Our strong organic growth has been the result of consistently reinvesting our positive cash flow to support our therapeutic capabilities, service offerings and global expansion. We intend to continue to emphasize preserving our unique culture and operating philosophy as we grow our scientific capabilities and clinical trial expertise by further investing in human capital. In addition to leveraging our operating model, we intend to continue to selectively hire employees to strengthen and expand our expertise in high-growth therapeutic areas, including Oncology, CNS and AVAI. We methodically look to hire employees early in their careers and thoroughly train them to excel in our disciplined operating model, while instilling within them our corporate culture and philosophy. We apply this same training and standardization globally in order to maintain consistency and minimize inefficiencies in our operations. From 2012 through 2017, we successfully organically grew our business from approximately 1,000 employees to approximately 2,500 employees and organically grew our net service revenue from $177.4 million to $386.5 million. We intend to continue to utilize our disciplined organic growth model and robust cash flows to drive future revenue growth.

Leverage Our Experience and Reputation in the Attractive Clinical Development Market. Our customers value the knowledge and therapeutic expertise we have developed from a long history of successfully executing clinical trials. Given the rapid emergence of new therapies and resulting evolution of commercial priorities among many biopharmaceutical companies, we believe consistently maintaining the necessary infrastructure and human capital required to retain clinical and therapeutic expertise internally is not the most cost-effective solution for these companies. As the regulatory landscape adapts to greater clinical trial complexity, we believe that biopharmaceutical companies will increasingly engage CROs with the requisite global resources as well as therapeutic and regulatory expertise to assume full responsibility of the clinical trial process. Based on our successful execution of clinical trials across many therapeutic areas in multiple countries, as well as our focus on closely partnering with our customers through all aspects of the clinical trial process, we believe we have developed a strong reputation in the industry as a leading CRO. We believe that this reputation positions us to continue capturing additional share of the attractive clinical development market as the industry increasingly recognizes the benefits of our operating model.

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

Position Ourselves to Increase Our Presence Among Large Pharmaceutical Companies as These Customers Adopt and Appreciate the Full-Service Approach. Given the growing pressures large pharmaceutical companies are facing, including complex clinical development and regulatory processes, these companies seek solutions beyond simply outsourcing clinical development. These companies are seeking strategic partnerships that provide more holistic clinical development services and also the expertise that CRO partners offer. Given our differentiated operating model, we believe larger pharmaceutical companies will be increasingly appreciative of our proven approach to clinical development and expertise.

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

Clinical Monitoring

Our clinical monitoring group consists of highly experienced clinical research associates, or CRAs. With their experience and training, our CRAs are able to provide unparalleled site management services that includes both in-house and onsite monitoring. Their knowledge of local regulations and laws, in addition to Good Clinical Practice, or GCP, and International Council on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, guidelines ensure compliance and data quality. Our CRAs report into a global matrix structure to ensure consistent training, oversight and management. Each CRA receives comprehensive, hands-on training in an individualized curriculum consisting of in-house and field-based training, supplemented with clinical research department core rotations and ongoing study-specific training.

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

Clinics

Our Clinics offering conducts studies in normal healthy volunteers, special populations, and patient populations over a spectrum of diseases including endocrine, cardiovascular and metabolic. Experience includes, but is not limited to: first-in-human, bioavailability/bioequivalence, single and multiple ascending dose, drug to drug interaction, food effect and device studies. Our 57,340 square-foot facility is located on our clinical research campus in Cincinnati, Ohio.

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

For the year ended December 31, 2017, we generated 64%, 25% and 11% of our net service revenue from small biopharmaceutical companies, mid-sized biopharmaceutical companies and large pharmaceutical companies, respectively.

For the years ended December 31, 2017 and 2016, our largest customer accounted for 5.3% and 6.0% of our net service revenue, respectively, and our top 10 customers represented 32.2% and 37.0% of our net service revenue, respectively.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $426.1 million, $427.0 million and $359.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Backlog represents anticipated future net service revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, net service revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of December 31, 2017, our backlog increased by $40.5 million, or 8.4%, to $524.4 million compared to $483.9 million as of December 31, 2016. Our backlog as of December 31, 2015 was approximately $429.7 million. Included within backlog as of December 31, 2017 is approximately $285 million to $295 million that we expect to convert to net service revenue in 2018, with the remainder expected to convert to net service revenue in years after 2018.

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

Competition

We compete primarily against other full-service CROs as well as services provided by in-house research and development, or R&D, departments of biopharmaceutical companies. Our major CRO competitors include Laboratory Corporation of America Holdings, ICON plc, Syneos Health, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, LLC, PRA Health Sciences, Inc., IQVIA Holdings Inc. and numerous specialty and regional CROs.

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

Employees

As of December 31, 2017 we had approximately 2,500 employees worldwide. None of our employees are currently covered by a collective bargaining agreement specific to our company. We believe our overall relations with our employees are good. As of December 31, 2016 and 2015, we had approximately 2,500 and 2,000 employees, respectively.

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

We maintain professional liability insurance in amounts we believe to be appropriate. This insurance provides coverage for vicarious liability due to negligence of the investigators who contract with us, as well as claims by our customers that a clinical trial was compromised due to an error or omission by us. If our insurance coverage is not adequate, or if insurance coverage does not continue to be available on terms acceptable to us, our business, financial condition and operating results could be materially harmed.

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

Clinical trials can be costly and for the year ended December 31, 2017, 64% and 25% of our net service revenue was derived from small biopharmaceutical companies and mid-sized biopharmaceutical companies, respectively, which may have limited access to capital. In addition, we provide services to our customers before they pay us for some of our services. There is a risk that we may initiate a clinical trial for a customer, and the customer subsequently becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be legally or ethically bound to complete or wind down the trial at our own expense.

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

Backlog represents anticipated future net service revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. Our backlog as of December 31, 2017 was approximately $524.4 million. Once work begins on a project, net service revenue is recognized over the duration of the project. Projects may be terminated or delayed by the customer or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our net service revenue could be adversely affected. Moreover, in the event that a customer cancels a contract, we often would be entitled to receive payment for services provided up to the point of cancellation and for close-out activities for winding down the clinical trial, and reimbursement of all non-cancellable expenses. Typically, however, we have no contractual right to the full amount of the future net service revenue reflected in our backlog in the event of a contract cancellation or subsequent changes in scope that reduce the value of the contract. The duration of the projects included in our backlog, and the related net service revenue recognition, generally range from a few months to several years. Our backlog may not be indicative of our future net service revenue, and we may not realize all of the anticipated future net service revenue reflected in our backlog. A number of factors may affect the realization of our net service revenue from backlog, including:

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

Additionally, if small and mid-sized biopharmaceutical companies become less able to access capital in the future, we may see a decrease in backlog conversion to net service revenue and net new business awards due to project delays or cancellations. These companies have contributed materially to our historical net service revenue. If they cannot commit the same or a greater level of capital to our services going forward, our results of operations may suffer.

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

If the security of confidential information used in connection with our services is breached or otherwise subject to unauthorized access, our reputation and business may be materially harmed.

Our services require us to collect, store, use, and transmit significant amounts of confidential information, including personally identifiable information, and other critical data. We employ a range of information technology solutions, controls, procedures, and processes designed to protect the confidentiality, integrity, and availability of our critical assets, including our data and information technology systems. While we engage in a number of measures aimed to protect against security breaches and to minimize problems if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or due to other circumstances, such as error or malfeasance by employees or third party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers, cause us to suffer negative publicity, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers.

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

Although we did not have any customer that represented 10% or more of our net service revenue during the year ended December 31, 2017, we derive a significant portion of our revenues from a limited number of large customers. For the year ended December 31, 2017, we derived 32.2% and 5.3% of our net service revenue from our top 10 customers and our largest customer, respectively. In addition, approximately 45.5% and 6.3% of our backlog, as of December 31, 2017, was concentrated among our top 10 customers and our largest customer by backlog concentration, respectively. Moreover, 6.3% of our backlog, as of December 31, 2017, was concentrated with our largest customer by net service revenue. If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. Also, consolidation in our actual or potential customer base results in increased competition for important market segments and fewer available customer accounts.

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

We have significant operations in foreign countries, including, but not limited to, countries in Europe, Latin America, Asia, the Middle East and Africa, that may require complex arrangements to deliver services on global contracts for our customers. For the year ended December 31, 2017, 7.6% of our revenue was denominated in currencies other than the U.S. dollar. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

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

We are required to comply with the FCPA, UK Bribery Act of 2010 and other U.S. and foreign anti-corruption laws, which prohibit companies from engaging in bribery including corruptly or improperly offering, promising, or providing money or anything else of value to foreign officials and certain other recipients. In addition, the FCPA imposes certain books, records and accounting control obligations on public companies and other issuers. We operate in parts of the world in which corruption can be common and compliance with anti-bribery laws may conflict with local customs and practices. Our global operations face the risk of unauthorized payments or offers being made by employees, consultants, sales agents and other business partners outside of our control or without our authorization. It is our policy to implement safeguards (including mandatory training) to prohibit these practices by our employees and business partners with respect to our operations. However, irrespective of these safeguards, or as a result of monitoring compliance with such safeguards, it is possible that we or certain other parties may discover or receive information at some point that certain employees, consultants, sales agents, or other business partners may have engaged in corrupt conduct for which we might be held responsible. Violations of the FCPA or other foreign anti-corruption laws may result in restatements of, or irregularities in, our financial statements as well as severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In some cases, companies that violate the FCPA may be debarred by the U.S. government and/or lose their U.S. export privileges. Changes in anti-corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect our business, financial condition and results of operations. In addition, the U.S. or other governments may seek to hold us liable for FCPA violations or violations of other anti-corruption laws committed by companies in which we invest or that we acquired or will acquire.

In the past, we have had net losses and we may report net losses in the future, which could negatively impact our ability to achieve or sustain profitability.

In the past, we have had net losses and we cannot assure you that we will achieve or sustain profitability on a quarterly or annual basis in the future. For the years ended December 31, 2017, 2016 and 2015, our net income (loss) was $39.1 million, $13.4 million and $(8.7) million, respectively. If we cannot maintain profitability, the value of our stock price may be impacted.

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S.

federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Our clinical development services could subject us to potential liability that may adversely affect our results of operations and financial condition.

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

For the year ended December 31, 2017, approximately 7.6% of our revenue was denominated in currencies other than U.S. dollars, and 28.6% of our operational costs, including, but not limited to, salaries, wages and other employee benefits were denominated in foreign currencies. Of these exposures, 89.0% of our revenue denominated in foreign currencies, and 49.6% of our operational costs denominated in foreign currencies, were Euro denominated. Because a large portion of our net service revenue and expenses are denominated in currencies other than the U.S. dollar and our financial statements are reported in U.S. dollars, changes in foreign currency exchange rates could significantly affect our financial condition, results of operations and cash flows.

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

Our balance sheet reflects goodwill and intangibles assets of $661.0 million and $98.7 million, respectively, as of December 31, 2017. Collectively, goodwill and intangibles assets represented 79.9% of our total assets as of December 31, 2017. Our goodwill was recorded in connection with Cinven’s acquisition of us in 2014. In accordance with US GAAP, goodwill and indefinite lived intangible assets are not amortized, but are subject to a periodic impairment evaluation. We assess the realizability of our indefinite lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future discounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of our businesses. The carrying amount of the goodwill could be impaired if there is a downturn in our business or our industry or other factors that affect the fair value of our business, in which case a charge to earnings would become necessary. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets. For example, in conjunction with the 2015 fourth quarter annual assessment of goodwill, we determined that goodwill related to our Clinics reporting unit was impaired and we recognized an impairment charge of $9.3 million, which represented 100% of the goodwill that had been allocated to this reporting unit. Such impairment charges in the future could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

The biopharmaceutical and CRO industries are currently undergoing a period of increased merger activity. Several large biopharmaceutical companies have recently completed mergers and acquisitions that will consolidate the outsourcing trends and R&D expenditures into fewer companies, and many larger and medium sized biopharmaceutical companies have been acquiring smaller biopharmaceutical companies. As a result of this and future consolidations, our customer diversity may decrease and our business may be adversely affected.

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

Our Senior Secured Credit Facilities (as defined below) consist of a $165.0 million Senior Secured Term Loan Facility maturing in December 2021, or the Senior Secured Term Loan Facility, and a $150.0 million Senior Secured Revolving Credit Facility maturing in December 2021, or the Senior Secured Revolving Credit Facility, and, together with the Senior Secured Term Loan Facility, the Senior Secured Credit Facilities. At December 31, 2017, we had $152.6 million of outstanding indebtedness under our Senior Secured Term Loan Facility and $70.0 million of borrowings outstanding under our Senior Secured Revolving Credit Facility. In addition, we had up to $80.0 million of additional borrowing capacity available under our Senior Secured Revolving Credit Facility. Our indebtedness could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to our Senior Secured Credit Facilities. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We might not be able to influence any of these alternatives on satisfactory terms or at all. Our indebtedness could also:

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

In addition, we are required to report compliance with two financial covenants that are tested at the end of each fiscal quarter. We are required to maintain a ratio of consolidated funded indebtedness minus unrestricted cash and cash equivalents (in the aggregate not to exceed $50 million and to include not more than $25 million of foreign unrestricted cash and cash equivalents) to consolidated EBITDA for the most recent four fiscal quarter period not to exceed 4.00:1.00; provided that we shall be permitted to increase the ratio to 4.50:1.00 in connection with any permitted acquisition or any other acquisition consented to by the Administrative Agent and the Required Lenders (each as defined in the Senior Secured Credit Agreement) with total cash consideration in excess of $25 million.  Such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive test periods thereafter.  We are also required to maintain a ratio of consolidated EBITDA to consolidated interest expense, in each case for the most recent four fiscal quarter period, of not less than 3.00:1.00. As of December 31, 2017, we were in compliance with all covenants under our Senior Secured Credit Agreement.

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

As of December 31, 2017, Cinven owned approximately 46.2% of the outstanding shares of our common stock and Dr. August J. Troendle, our Chief Executive Officer and founder, through his direct ownership of 1,221,416 shares of our common stock and his beneficial ownership of 9,145,510 shares of our common stock held by MPI, controls approximately 29.2% of the outstanding shares of our common stock. Upon a distribution of our common stock held by MPI, our Chief Executive Officer would receive approximately 76.0% of such distributed shares. Accordingly, both Cinven and Dr. Troendle are able to exert a significant degree of influence or actual control over our management and affairs and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. As of December 31, 2017, we had 35,466,510 shares of outstanding common stock. Outstanding shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that are held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be or are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

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

On June 21, 2017 (the “MLP Funding Date”), MLP borrowed $150.0 million under the MLP Credit Agreement. Pursuant to the MLP Pledge Agreement, to secure any borrowings under the MLP Credit Agreement, MLP pledged 22,999,997 shares (collectively, the “MLP Pledged Shares”) of the Company’s common stock as of the MLP Funding Date. The MLP Pledged Shares represented approximately 46.2% of the Company’s issued and outstanding Common Stock as of December 31, 2017. All of the MLP Pledged Shares were contributed to MLP from Cinven’s Fifth Cinven Fund (No. 1) Limited Partnership, Fifth Cinven Fund (No. 2) Limited Partnership, Fifth Cinven Fund (No. 3) Limited Partnership, Fifth Cinven Fund (No. 4) Limited Partnership, Fifth Cinven Fund (No. 5) Limited

Partnership, Fifth Cinven Fund (No. 6) Limited Partnership, Fifth Cinven Fund FCP-SIF and Fifth Cinven Fund Co-Investment Partnership, which collectively own all of the equity interest in MLP.

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

Our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements” in Item 1A of Part I of this Annual Report on Form 10-K.  Additionally, any foreclosure upon the MLP Pledged Shares could result in sales of a substantial amount of shares of our common stock in the public market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.  See “Risk Factors—Risks Relating to Ownership of Our Common Stock—Shares of our common stock may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well” in Item 1A of Part I of the Annual Report on Form 10-K. Moreover, the occurrence of a foreclosure, and a subsequent sale of all, or substantially all, of the MLP Pledged Shares could result in a change of control under our Senior Secured Credit Facilities, even when such change may not be in the best interest of our stockholders.  Such sale of the MLP Pledged Shares may also result in another shareholder beneficially owning a significant amount of our common stock and being able to exert a significant degree of influence or actual control over our management and affairs.  Such shareholder’s interests may be different from or conflict with those of our other shareholders.  See “Risk Factors—Risks Relating to Ownership of Our Common Stock—Cinven and our Chief Executive Officer and founder collectively control a substantial majority of our outstanding common stock and their interests may be different from or conflict with those of our other shareholders” in Item 1A of Part I of this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2017, we had 39 leased commercial locations in 27 countries across North America, Europe, Asia/Pacific, South America and Africa. We also own lab and office space in Leuven, Belgium. Most of these facilities consist solely of office space; however, we have five laboratories located across four facilities and a logistics warehouse. Our principal executive offices are located on a corporate campus in Cincinnati, Ohio consisting of three buildings totaling approximately 332,000 square feet. The leases for the buildings in our Cincinnati site expire in 2022, 2026 and 2027, respectively. None of our leases are individually material to our business model and all have either options to renew or are located in major markets with what we believe are adequate opportunities to continue business operations on terms satisfactory to us.

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

	High	Low
Fiscal Year 2017
Fourth Quarter	$39.64	$31.70
Third Quarter	$33.50	$26.56
Second Quarter	$32.62	$21.76
First Quarter	$37.22	$26.01

Fiscal Year 2016
Fourth Quarter	$38.94	$28.50
August 11, 2016 through September 30, 2016	$31.35	$26.51

Holders of Record

On February 23, 2018, there were approximately 45 shareholders of record of our common stock. Because many of the shares of our common stock are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

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

On February 2, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 925 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $13,300 and 277 shares of our common stock at a price of $16.21 per share for an aggregate purchase price of approximately $4,500.

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

On February 21, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,500 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $21,600 and 462 shares of our common stock at a price of $16.89 per share for an aggregate purchase price of approximately $7,800.

On February 28, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 2,555 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $36,800 and 832 shares of our common stock at a price of $16.21 per share for an aggregate purchase price of approximately $13,500.

On March 2, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,185 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $17,100 and 250 shares of our common stock at a price of $16.21 per share for an aggregate purchase price of approximately $4,100.

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

On October 9, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 2,221 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $32,000.

On October 16, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 23,000 shares of our common stock at a price of $16.88 per share for an aggregate purchase price of approximately $388,200.

On October 20, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 450 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $6,500.

On November 2, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 250 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $4,100.

On December 4, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 554 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $8,000.

On December 6, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 306 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $5,000.

On December 12, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 473 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $6,800.

On December 18, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,850 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $26,700.

On December 19, 2017, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 4,008 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $57,800.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchases

This table provides certain information with respect to our purchases of shares of the Company’s common stock during the fourth fiscal quarter of 2017:

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased (a), (b)	Average Price Paid per Share (a), (b)	Total Number of Shares Purchased as Part of Publically Announced Plan (a)	Approximate Dollar Value of Share That May Yet Be Purchased Under the Plan (a)
October 1, 2017, through October 31, 2017	-	-	-	15,325,865
November 1, 2017, through November 30, 2017	-	-	-	-
December 1, 2017, through December 31, 2017	2,000,000	$30.16	-	-
Total	2,000,000		-
(a)

On May 1, 2017 the Company announced that its Board of Directors had authorized a share repurchase program (“2017 Repurchase Plan”) of up to $50 million of the Company’s common stock in the open market or negotiated transactions, at the discretion of our management. The 2017 Repurchase Plan was cancelled in November 2017.

(b)

On November 30, 2017, the Company agreed to repurchase 2,000,000 shares of the Company’s common stock from Cinven in connection with a Secondary Offering (as described in Note 1 of the Notes to the Consolidated Financial Statements) for aggregate consideration of approximately $60.3 million, representing a purchase price of $30.16 per share. The transaction closed on December 5, 2017.

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

Our common stock is listed for trading on the NASDAQ under the symbol “MEDP.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from August 11, 2016 through December 31, 2017, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on August 11, 2016 in the common stock of Medpace Holdings, Inc., in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Equity Compensation Plans

The information required by Part II, Item 5 of the Annual Report on Form 10-K regarding equity compensation plans is incorporated herein by reference to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

The following tables set forth, for the periods and at the dates indicated, our selected historical consolidated financial data. We have derived the selected consolidated financial data as of December 31, 2017 and 2016, and for the Successor years ended December 31, 2017, 2016 and 2015 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated financial data as of December 31, 2014 and for the Successor nine month period ended December 31, 2014, the Predecessor three month period ended March 31, 2014 and the Predecessor year ended December 31, 2013 from our audited consolidated financial statements not appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results we may achieve in any future period.

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

The accompanying consolidated statements of operations, cash flows and shareholders' equity are presented for two periods: “Predecessor” and “Successor”, which relate to the period preceding and succeeding, respectively, the

Change in Control as discussed in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The Company refers to the operations of Medpace Holdings, Inc. and subsidiaries for both the Predecessor and Successor periods.

	SUCCESSOR				PREDECESSOR
(in thousands except per share data)	YEAR ENDED DECEMBER 31, 2017	YEAR ENDED DECEMBER 31, 2016	YEAR ENDED DECEMBER 31, 2015	NINE MONTH PERIOD FROM APRIL 1, 2014 THROUGH DECEMBER 31, 2014	THREE MONTH PERIOD FROM JANUARY 1, 2014 THROUGH MARCH 31, 2014	YEAR ENDED DECEMBER 31, 2013
Consolidated Statements of Operations
Service revenue, net	$386,462	$370,621	$320,101	$219,791	$70,250	$244,270
Reimbursed out-of-pocket revenue	49,690	50,961	38,958	28,708	7,679	28,620

Total revenue	436,152	421,582	359,059	248,499	77,929	272,890
Operating expenses:
Direct costs, excluding depreciation and amortization	211,773	198,510	163,707	117,550	38,759	119,779
Reimbursed out-of-pocket expenses	49,690	50,961	38,958	28,708	7,679	28,620
Selling, general and administrative	63,357	61,507	56,998	29,465	10,203	35,109
Acquisition and integration	-	-	-	9,297	12,420	-
Impairment of goodwill	-	-	9,313	-	-	-
Depreciation	8,574	7,442	6,379	4,610	1,832	6,665
Amortization	37,900	50,672	63,142	56,422	5,199	23,854

Total operating expenses	371,294	369,092	338,497	246,052	76,092	214,027

Income from operations	64,858	52,490	20,562	2,447	1,837	58,863
Other (expense) income, net:
Loss on extinguishment of debt	-	(10,726)	-	-	-	-
Miscellaneous (expense) income, net	(354)	(423)	(1,133)	(301)	1,213	(1,718)
Interest expense, net	(7,559)	(19,384)	(27,259)	(23,185)	(3,272)	(18,000)

Total other expense, net	(7,913)	(30,533)	(28,392)	(23,486)	(2,059)	(19,718)

Income (loss) before income taxes	56,945	21,957	(7,830)	(21,039)	(222)	39,145
Income tax provision (benefit)	17,823	8,532	843	(6,703)	1,014	14,301

Net income (loss)	$39,122	$13,425	$(8,673)	$(14,336)	$(1,236)	$24,844
Net income (loss) per share attributable to common shareholders:
Basic	$1.00	$0.38	$(0.28)	$(0.46)	$(0.05)	$0.99
Diluted	$0.98	$0.37	$(0.28)	$(0.46)	$(0.05)	$0.95
Weighted average common shares outstanding:
Basic	39,056	35,690	31,346	30,869	25,047	25,204
Diluted	39,839	36,329	31,346	30,869	25,047	26,150

Cash Flow Data:
Net cash provided by operating activities	$97,385	$91,732	$85,870	$61,995	$13,207	$97,704
Net cash used in investing activities	(12,237)	(13,422)	(6,432)	(905,992)	(827)	(4,472)
Net cash (used in) provided by financing activities	(97,828)	(58,008)	(116,489)	900,171	(17,968)	(95,851)

	SUCCESSOR				PREDECESSOR
(in thousands)	YEAR ENDED DECEMBER 31, 2017	YEAR ENDED DECEMBER 31, 2016	YEAR ENDED DECEMBER 31, 2015	NINE MONTH PERIOD FROM APRIL 1, 2014 THROUGH DECEMBER 31, 2014	THREE MONTH PERIOD FROM JANUARY 1, 2014 THROUGH MARCH 31, 2014	YEAR ENDED DECEMBER 31, 2013
Other Financial Data:
Backlog (at period end) (1)	524,402	483,918	429,659	394,023	386,047	359,341
Net new business awards (2)	426,082	426,960	359,538	231,918	97,220	291,577

	SUCCESSOR
	AS OF	AS OF	AS OF	AS OF
(Amounts in thousands )	DECEMBER 31, 2017	DECEMBER 31, 2016	DECEMBER 31, 2015	DECEMBER 31, 2014
Consolidated Balance Sheet Data
Cash and cash equivalents	$26,485	$37,099	$14,880	$54,285
Restricted cash	7	308	2,857	1,104
Accounts receivable billed and unbilled, net:	83,079	79,767	65,088	65,248
Working capital	(62,735)	(35,355)	(39,296)	(319)
Total assets	950,717	979,105	984,041	1,096,912
Total long-term debt, net (including current portion)	221,611	163,642	377,941	491,773
Total liabilities	447,187	368,395	570,567	694,942
Total shareholders' equity	503,530	610,710	413,474	401,970
Total liabilities and shareholders' equity	950,717	979,105	984,041	1,096,912

(1)

Backlog represents anticipated future net service revenue from net new business awards that have commenced, but have not been completed. However, because the contracts included in our backlog are generally terminable without cause, we do not believe that our backlog as of any date is necessarily a meaningful predictor of future results.

(2)

Net new business awards are new business awards net of award modifications and cancellations that had been recognized in backlog during the period. New business awards represent the value of anticipated future net service revenue that has been awarded during the period that is recognized in backlog. This value is recognized upon the signing of a contract or receipt of a written pre-contract confirmation from a customer that confirms an agreement in principle on budget and scope. New business awards also include contract amendments, or changes in scope, where the customer has provided written authorization for changes in budget and scope or has approved us to perform additional work as of the measurement date. Awards may not be recognized as backlog after consideration of a number of factors, including whether (i) the relevant net service revenue is expected only after a pending regulatory hurdle, which might result in cancellation of the study, (ii) the customer funding needed for commencement of the study is not believed to have been secured or (iii) study timelines are uncertain or not well defined. In addition, study amounts that extend beyond a three-year timeline are not included in backlog. The number and amount of new business awards can vary significantly from period to period, and an award’s contractual duration can range from several months to several years based on customer and project specifications.

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

Asset Acquisition

In May 2017, the Company acquired out of bankruptcy NephroGenex, Inc. (“Nephrogenex” or the “Debtor”), a publicly-held pharmaceutical company that had previously filed for relief under Chapter 11 of the United States Bankruptcy Code. The Company, which was the largest unsecured creditor of Nephrogenex, entered into an agreement through the bankruptcy process, to exchange its unsecured claim for 100% of the common stock in the post-bankruptcy, debt-free Debtor. The assets of the acquired Debtor consist primarily of tax attributes as well as in-process research and development and other intangible assets.  An analysis by the Company determined that substantially all the fair value of the assets on the date of acquisition is captured in the tax attributes, as the intangible assets account for a relatively immaterial portion of the fair market value of the total assets received. The acquisition of the Debtor was accounted for as an asset purchase.

The Company allocated its consideration paid of $1.2 million, consisting of accounts receivable and unbilled receivables and transaction related costs, on a pro rata basis to the assets acquired based on their respective fair values.  Acquired assets include intangible assets of $0.5 million, deferred tax assets of $22.2 million, consisting of tax effected net operating losses in the amount of $13.5 million, tax effected capitalized research and development expenses of $8.5 million and tax effected federal tax credits of $0.2 million, and deferred tax liabilities of $0.1 million. The excess amount of fair value received over consideration paid of $21.4 million was recorded as a Deferred credit in the consolidated balance sheets and will be recognized within income tax provision in proportion to the realization of the deferred tax assets and federal tax credits prospectively.

During the fourth quarter of the year ended December 31, 2017, the Deferred tax assets and related Deferred credit balances were revalued due primarily to the impact of tax reform. See Note 12 of the Notes to Consolidated Financial Statements for further discussion of the impact of tax reform on our consolidated financial statements.

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

Net service revenue, which is distinct from billing and cash receipt, is generally recognized based on the proportional performance methodology, which is determined by assessing the proportion of performance completed or delivered to date compared to total specific measures to be delivered or completed under the terms of the contract. The measures utilized to assess performance are specific to the service provided. Net service revenue for unit-of-service contracts is recognized as services are performed or delivered. Cancellation provisions in our contracts allow our customers to terminate a contract either immediately or according to advance notice terms specified within the applicable contract, which is typically 30 days. Contract cancellation may occur for various reasons, including, but not limited to, adverse patient reactions, lack of efficacy, or inadequate patient enrollment. Upon cancellation, we are entitled to fees for services rendered through the date of termination, including payment for subsequent services necessary to conclude the study or close out the contract. These fees are agreed upon with the customer and are realized as net service revenue when collection is reasonably assured. Changes in net service revenue from period to period are driven primarily by new business volume and task order execution activity, project cancellations, and the mix of active studies during a given period that can vary based on therapeutic area and or study life cycle stage.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $426.1 million, $427.0 million and $359.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Backlog represents anticipated future net service revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of December 31, 2017, our backlog increased by $40.5 million, or 8.4%, to $524.4 million compared to $483.9 million as of December 31, 2016. Included within backlog as of December 31, 2017 was approximately $285 million to $295 million that we expect to convert to net service revenue in 2018, with the remainder expected to convert to net service revenue in years after 2018.

The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $3.2 million for the year ended December 31, 2017; unfavorable foreign currency adjustments of $3.4 million for the year ended December 31, 2016; and unfavorable foreign currency adjustments of $3.6 million for the year ended December 31, 2015.

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

	Year Ended December 31,
	2017	2016	2015
U.S. Dollars per Euro:	1.13	1.11	1.10

Results of Operations

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

	Year Ended December 31,
(Amounts in thousands, except percentages)	2017	2016	Change	% Change
Service revenue, net	$386,462	$370,621	$15,841	4.3%
Reimbursed out-of-pocket revenue	49,690	50,961	(1,271)	(2.5)%
Total revenue	436,152	421,582	14,570	3.5%
Direct costs, excluding depreciation and amortization	211,773	198,510	13,263	6.7%
Reimbursed out-of-pocket expenses	49,690	50,961	(1,271)	(2.5)%
Selling, general and administrative	63,357	61,507	1,850	3.0%
Depreciation	8,574	7,442	1,132	15.2%
Amortization	37,900	50,672	(12,772)	(25.2)%
Total operating expenses	371,294	369,092	2,202	0.6%
Income from operations	64,858	52,490	12,368
Loss on extinguishment of debt	-	(10,726)	10,726
Miscellaneous expense, net	(354)	(423)	69
Interest expense, net	(7,559)	(19,384)	11,825
Income before income taxes	56,945	21,957	34,988
Income tax provision	17,823	8,532	9,291
Net income	$39,122	$13,425	$25,697

Service revenue, net and Reimbursed out-of-pocket revenue

For the year ended December 31, 2017 service revenue, net increased by $15.8 million to $386.5 million, from $370.6 million for the year ended December 31, 2016. The increase was primarily driven by strong activity within the Oncology, Metabolic, and other uncategorized therapeutic areas.

Reimbursed out-of-pocket revenue decreased by $1.3 million to $49.7 million for the year ended December 31, 2017, from $51.0 million for the year ended December 31, 2016. Reimbursed out-of-pocket revenues can fluctuate significantly from period to period based on the timing of program initiation or closeout, and these changes do not necessarily correlate to changes in net service revenue. The reimbursements were offset by an equal amount of reimbursed out-of-pocket expenses.

Direct costs, excluding depreciation and amortization and Reimbursed out-of-pocket expenses

Our direct costs, excluding depreciation and amortization increased by $13.3 million, to $211.8 million for the year ended December 31, 2017 from $198.5 million for the year ended December 31, 2016. The increase was primarily attributed to higher personnel costs of $9.3 million, laboratory costs of $2.8 million, office rents of $0.8 million and computer, software licenses and maintenance costs of $0.6 million in the year ended December 31, 2017, compared to the prior year, all to support the growth in project activities.

Selling, general and administrative

Selling, general and administrative expenses increased by $1.9 million, to $63.4 million for the year ended December 31, 2017 from $61.5 million for the year ended December 31, 2016. The increase was primarily driven by higher personnel costs of $2.5 million and professional service costs of $1.3 million in the year ended December 31, 2017, compared to the prior year, to support growth in project activities. This was offset by a reduction in bad debt expense of $2.1 million due primarily to net bad debt recoveries for the year ended December 31, 2017, compared to bad debt expense in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $11.6 million, to $46.5 million for the year ended December 31, 2017 from $58.1 for the year ended December 31, 2016. The decrease in depreciation and amortization was primarily related to the amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Loss on extinguishment of debt

During the year ended December 31, 2016, in connection with entering into the Senior Secured Credit Facilities (as defined below), the Company recorded a loss on extinguishment of long-term debt of $10.7 million in the fourth quarter of 2016, of which $10.2 million related to unamortized loan origination fees from the credit agreement for our 2014 Senior Secured Credit Facilities (as defined below) and $0.5 million related to third party fees incurred during the fourth quarter of 2016.  There was no extinguishment of long-term debt in the year ended December 31, 2017.

Miscellaneous expense, net

Miscellaneous expense, net decreased by $0.1 million to $0.4 million of expense for the year ended December 31, 2017 from $0.4 million of expense for the year ended December 31, 2016. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment and exit costs related to the previous headquarter lease.

Interest expense, net

Interest expense, net decreased by $11.8 million to $7.6 million for the year ended December 31, 2017 from $19.4 million for the year ended December 31, 2016. The decrease in interest expense, net for the year ended December 31, 2017 was related to the average lower outstanding balance under our Senior Secured Term Loan Facility (as defined below), as well as a lower effective interest rate as a result of the new credit agreement entered into in December 2016 (as described below).

Income tax provision

Income tax provision increased by $9.3 million, to $17.8 million for the year ended December 31, 2017 from $8.5 million for the year ended December 31, 2016. The overall effective tax rates for the years ended December 31, 2017 and 2016 were 31.3% and 38.9%, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as “Tax Cuts and Jobs Act” (TCJA). The effective tax rate for 2017 decreased from 2016 primarily due to the impact from the TCJA. Excluding the impacts of the new federal tax reform legislation, our effective income tax rate in 2017 would have been an expense of 36.2%. The remaining difference was primarily attributable to the impact of state taxes, domestic and foreign uncertain tax positions and the tax impact associated with acquired tax attributes.

The 2017 TCJA significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes a reduction in the U.S. federal tax rate from 35% to 21%, allows for the expensing of capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a territorial system.  The provisional impact on the year ended December 31, 2017 effective tax rate from the TCJA was primarily attributable to a one-time transition tax of $0.6 million on unrepatriated earnings of foreign subsidiaries as well as a tax benefit of $3.4 million related to the revaluation of the Deferred Credit which was partially offset by the revaluation of our deferred tax assets and liabilities and other miscellaneous tax attributes due to the reduction of the U.S. corporate tax rate from 35% to 21%.

We are still evaluating the impact of the TCJA on our future effective tax rate, but at this time, we expect that the overall impact of the TCJA will decrease our effective tax rate compared to prior years.

Year ended December 31, 2016 compared to Year ended December 31, 2015

	Year Ended December 31,
(Amounts in thousands, except percentages)	2016	2015	Change	% Change
Service revenue, net	$370,621	$320,101	$50,520	15.8%
Reimbursed out-of-pocket revenue	50,961	38,958	12,003	30.8%
Total revenue	421,582	359,059	62,523	17.4%
Direct costs, excluding depreciation and amortization	198,510	163,707	34,803	21.3%
Reimbursed out-of-pocket expenses	50,961	38,958	12,003	30.8%
Selling, general and administrative	61,507	56,998	4,509	7.9%
Impairment of goodwill	-	9,313	(9,313)	(100.0)%
Depreciation	7,442	6,379	1,063	16.7%
Amortization	50,672	63,142	(12,470)	(19.7)%
Total operating expenses	369,092	338,497	30,595	9.0%
Income from operations	52,490	20,562	31,928
Loss on extinguishment of debt	(10,726)	-	(10,726)
Miscellaneous expense, net	(423)	(1,133)	710
Interest expense, net	(19,384)	(27,259)	7,875
(Loss) income before income taxes	21,957	(7,830)	29,787
Income tax provision	8,532	843	7,689
Net (loss) income	$13,425	$(8,673)	$22,098

Service revenue, net and Reimbursed out-of-pocket revenue

For the year ended December 31, 2016 service revenue, net increased by $50.5 million to $370.6 million, from $320.1 million for the year ended December 31, 2015. The increase was primarily driven by strong activity within the Oncology and AVAI therapeutic areas.

Reimbursed out-of-pocket revenue increased by $12.0 million to $51.0 million for the year ended December 31, 2016, from $39.0 million for the year ended December 31, 2015. Reimbursed out-of-pocket revenues can fluctuate significantly from period to period based on the timing of program initiation or closeout, and these changes do not necessarily correlate to changes in net service revenue. The reimbursements were offset by an equal amount of reimbursed out-of-pocket expenses.

Direct costs, excluding depreciation and amortization and Reimbursed out-of-pocket expenses

Our direct costs, excluding depreciation and amortization increased by $34.8 million, to $198.5 million for the year ended December 31, 2016 from $163.7 million for the year ended December 31, 2015. The increase was primarily attributed to increases in employee related costs for additional personnel of $23.7 million, contracted services of $4.7 million, and laboratory costs of $2.3 million, all to support the growth in project activities.

Selling, general and administrative

Selling, general and administrative expenses increased by $4.5 million, to $61.5 million for the year ended December 31, 2016 from $57.0 million for the year ended December 31, 2015. The increase was primarily driven by an increase in bad debt of $3.0 million in the year ended December 31, 2016 compared to the prior year, primarily due to higher bad debt expense incurred in 2016 of approximately $1.3 million compared to 2015, and a net bad debt recovery in the year ended December 31, 2015 of $1.6 million that did not recur in 2016. The year ended December 31, 2015 also benefitted from a $1.1 million gain on litigation from the settlement of an employment matter. The costs for certain advisory and professional fees related to the IPO in 2016 resulted in increases in expenses of $0.9 million while charitable contributions increased $0.6 million for the year ended December 31, 2016 compared to the prior year. These increases were partially offset by a $1.4 million decrease in employee related costs for the year ended December 31, 2016 compared to the prior year. This decrease was the result of a $4.3 million one-time stock based compensation award to our Chief Executive Officer during the year ended December 31, 2015, partially offset by an increase in other employee related costs of $2.9 million for the year ended December 31, 2016.

Impairment of goodwill

There was no impairment of goodwill for the year ended December 31, 2016. During the year ended December 31, 2015, we determined that the fair value of our Clinics reporting unit did not exceed its carrying value resulting in a $9.3 million impairment of goodwill. This impairment was identified during the annual impairment assessment in the fourth quarter of 2015 when we updated our forecasted discounted cash flows to reflect operating results that lagged prior forecasted results.

Depreciation and Amortization

Depreciation and amortization expense decreased by $11.4 million, to $58.1 million for the year ended December 31, 2016 from $69.5 million for the year ended December 31, 2015. The decrease in depreciation and amortization was primarily related to the amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Loss on extinguishment of debt

During the year ended December 31, 2016, in connection with entering into the Senior Secured Credit Facilities (as defined below), the Company recorded a loss on extinguishment of long-term debt of $10.7 million in the fourth quarter of 2016, of which $10.2 million related to unamortized loan origination fees from the credit agreement for our 2014 Senior Secured Credit Facilities (as defined below) and $0.5 million related to third party fees incurred during the fourth quarter of 2016.  There was no extinguishment of long-term debt in the year ended December 31, 2015.

Miscellaneous expense, net

Miscellaneous expense, net decreased by $0.7 million to $0.4 million of expense for the year ended December 31, 2016 from $1.1 million of expense for the year ended December 31, 2015. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, and gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment. Additionally, a $0.5 million gain was recognized during the year ended December 31, 2016 in connection with the settlement of certain liabilities related to a prior year change in control.

Interest expense, net

Interest expense, net decreased by $7.9 million to $19.4 million for the year ended December 31, 2016 from $27.3 million for the year ended December 31, 2015. The decrease in interest expense, net for the year ended December 31, 2016 was primarily related to the lower average outstanding balance under our Senior Secured Term Loan Facility (as defined below) and 2014 Senior Secured Term Loan Facility (as defined below) compared to the prior year. Additionally, our Senior Secured Term Loan Facility, which we entered into in the fourth quarter of 2016, has a lower rate of interest compared to the 2014 Senior Secured Term Loan Facility.

Income tax provision

Income tax provision increased by $7.7 million, to $8.5 million for the year ended December 31, 2016 from $0.8 million for the year ended December 31, 2015. The overall effective tax rates for the years ended December 31, 2016 and 2015 were 38.9% and negative 10.8%, respectively. The change in effective tax rates and the increase in income tax provision was primarily due to an increase in pre-tax book income coupled with relatively consistent year over year rate reconciliation drivers.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our Senior Secured Revolving Credit Facility (as defined below). As of December 31, 2017, we had cash and cash equivalents of $26.5 million, including less than $0.1 million of restricted cash, related to advanced payments received pursuant to certain sponsor contracts. Approximately $9.4 million of our cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of December 31, 2017.

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

On December 8, 2016, the Company entered into a credit agreement (the “Senior Secured Credit Agreement”) consisting of a $165.0 million term loan (the “Senior Secured Term Loan Facility”) and a $150.0 million revolving credit facility (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, the “Senior Secured Credit Facilities”). As of December 31, 2017, we had $80.0 million available for borrowing under our Senior Secured Revolving Credit Facility. Proceeds from the Senior Secured Term Loan Facility were used to repay and extinguish our obligations under the 2014 Senior Secured Credit Facilities as well as pay any fees, costs and expenses related thereto.

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

	Year Ended December 31,
Cash Flows (Amounts in thousands)	2017	2016	2015
Net cash provided by operating activities	$97,385	$91,732	$85,870
Net cash used in investing activities	(12,237)	(13,422)	(6,432)
Net cash used in financing activities	(97,828)	(58,008)	(116,489)
Effect of exchange rates on cash, cash equivalents, and restricted cash	1,765	(632)	(601)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(10,915)	$19,670	$(37,652)

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

Net cash flows provided by operating activities were $97.4 million for the year ended December 31, 2017 consisting of net income of $39.1 million. Adjustments to reconcile net income to net cash provided by operating activities were $45.4 million, primarily related to amortization of intangibles of $37.9 million, depreciation of $8.6 million, stock based compensation expense of $4.5 million, and deferred income tax provision of $3.2 million, offset by $8.8 million of amortization and adjustment of deferred credit. Changes in operating assets and liabilities provided $12.9 million in operating cash flows and were primarily driven by increased accounts payable of $4.8 million, increased advanced billings of $7.7 million, and increased pre-funded study costs of $5.3 million, offset by increased prepaid expenses and other current assets of $3.5 million.

Net cash flows provided by operating activities was $91.7 million for the year ended December 31, 2016 consisting of net income of $13.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $71.2 million, primarily related to amortization of intangibles of $50.7 million, depreciation of $7.4 million, loss on extinguishment of debt of $10.7 million, and stock based compensation expense of $9.8 million, offset by $9.0 million of benefit from deferred taxes. Changes in operating assets and liabilities provided $7.1 million in operating cash flows and were primarily driven by increased accrued expenses of $4.5 million primarily related to employee related costs, increased advanced billings of $14.7 million, offset by increased accounts receivable and unbilled services, net of $13.7 million, increased prepaid expenses and other current assets of $3.7 million, and a decrease in other assets and liabilities, net of $0.8 million.

Net cash provided by operating activities was $85.9 million for the year ended December 31, 2015, consisting of a net loss of $(8.7) million. Adjustments to reconcile net loss to net cash provided by operating activities were $90.9 million, primarily related to amortization of intangibles of $63.1 million, depreciation of $6.4 million, impairment of goodwill of $9.3 million and stock based compensation expense of $22.3 million, offset by a tax benefit of $12.7 million. Changes in operating assets and liabilities provided $3.7 million in operating cash flows and were driven primarily by an increase in pre-funded cash and a decrease in prepaid assets, partially offset by a decrease in advanced billings.

Cash Flow from Investing Activities

Net cash used in investing activities was $12.2 million for the year ended December 31, 2017 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $13.4 million for the year ended December 31, 2016 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $6.4 million for the year ended December 31, 2015 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $97.8 million in the year ended December 31, 2017, primarily related to $155.6 million in repurchases of common stock and $42.4 million in payments on our Senior Secured Credit Facilities, offset by $100.0 million in proceeds from the Senior Secured Revolving Credit Facility.

Net cash used in financing activities was $58.0 million for the year ended December 31, 2016 primarily related to $390.1 million in principal payments on our 2014 Senior Secured Term Loan Facility, offset by the IPO proceeds received of $173.6 million, and the proceeds from the issuance of debt, net of original issue discount of $164.5 million related to the Senior Secured Credit Facilities. The remaining activity consisted of rental payments on deemed landlord assets, payment of debt issuance costs, and the payment of common stock issuance costs.

Net cash used in financing activities was $116.5 million in the year ended December 31, 2015, primarily related to $116.1 million in principal payments on our 2014 Senior Secured Term Loan Facility.

Share Repurchases

In November 2017, the Board members who are not affiliated with Cinven (the “Disinterested Directors”) approved an agreement to repurchase 2,000,000 shares of the Company’s common stock from Cinven in connection with a Secondary Offering (as described in Note 1 of the Notes to the Consolidated Financial Statements) for aggregate consideration of approximately $60.3 million, representing a purchase price of $30.16 per share. The Company funded the repurchase with approximately $60.0 million in borrowings under the Senior Secured Revolving Credit Facility and cash on hand.

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

In April 2017, the Board of the Company authorized a share repurchase program with an authorized repurchase level of $50.0 million. The share repurchase program was cancelled in the fourth quarter of 2017. Repurchases under the repurchase program took place in the open market or negotiated transactions, at the discretion of the Company’s management. During the year ended December 31, 2017, the Company repurchased 1,342,786 shares of its outstanding common stock for $34.7 million under this share repurchase program.

The Company has elected to constructively retire all repurchased shares with all amounts paid in excess of Common stock par value reflected within Accumulated deficit in the Company’s consolidated balance sheets, except for 200,000 shares, which are reflected within treasury stock in the Company’s consolidated balance sheets.

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

As of December 31, 2017, there was $152.6 million outstanding under the Senior Secured Term Loan Facility and $70.0 million in borrowings outstanding under the Senior Secured Revolving Credit Facility. In connection with entering into the Senior Secured Credit Facilities, the Company recorded a loss on extinguishment of long-term debt of $10.7 million during the fourth quarter of 2016, of which $10.2 million related to unamortized loan origination fees from the credit agreement for our 2014 Senior Secured Credit Facilities and $0.5 million related to third party fees incurred during the fourth quarter of 2016.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at our option, either (i) the adjusted Eurocurrency rate based on LIBOR for U.S. dollar deposits for loans denominated in dollars, EURIBOR for Euro deposits for loans denominated in Euros and the offer rate for any other currencies for loans denominated in such other currencies for the relevant interest period plus an applicable margin from 1.25% to 2.25% based on the total net leverage ratio from less than 1.50:1.00 to greater than 3.75:1:00, or (ii) an alternative base rate (determined by reference to the highest of (a) the prime commercial lending rate of the administrative agent, as established from time to time, (b) the Federal Funds Rate plus 0.50% and (c) the one-month adjusted Eurocurrency rate for loans in U.S. dollars plus 1.00%) plus an applicable margin from 0.25% to 1.25% based on the total net leverage ratio from less than 1.50:1.00 to greater than 3.75:1:00.  The applicable margin as of December 31, 2017 was 1.25% for Eurocurrency loans and 0.25% for base rate loans. At our discretion, we may choose interest periods of one, two, three or six months, which determines the interest rate to be applied. Interest on the Eurocurrency rate loan continues to be payable at the end of the selected Eurocurrency term and interest on the base rate tranche of the Senior Secured Term Loan Facility is payable quarterly in conjunction with any required principal payments.

We also pay commitment fees on a quarterly basis at an annual rate of 0.375% of the unused borrowings under the Senior Secured Revolving Credit Facility for the first full fiscal quarter after the Closing Date, and thereafter at

0.50% if the total net leverage ratio is greater than or equal to 3.00:1.00, or 0.375% if the total net leverage ratio is less than 3.00:1.00.

The Senior Secured Term Loan Facility will amortize in quarterly installments in aggregate annual amounts equal to (i) 7.5% of the original principal amount of the Senior Secured Term Loan Facility during the first year after the Closing Date, (ii) 10.0% of the original principal amount of the Senior Secured Term Loan Facility during the second year after the Closing Date, (iii) 10.0% of the original principal amount of the Senior Secured Term Loan Facility during the third year after the Closing Date, (iv) 12.5% of the original principal amount of the Senior Secured Term Loan Facility during the fourth year after the Closing Date and (v) 15.0% of the original principal amount of the Senior Secured Term Loan Facility during the fifth year after the Closing Date. The first amortization payment was due on March 31, 2017 and the remaining balance of the original principal amount of the Senior Secured Term Loan Facility outstanding at maturity will be paid in a final balloon payment. The Senior Secured Revolving Credit Facility terminates on the fifth anniversary of the Closing Date and loans thereunder may be borrowed, repaid, and re-borrowed up to such date.

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

In addition, the Borrower is required to report compliance with two financial covenants that are tested at the end of each fiscal quarter. The Borrower is required to maintain a ratio of consolidated funded indebtedness minus unrestricted cash and cash equivalents (in the aggregate not to exceed $50 million and to include not more than $25 million of foreign unrestricted cash and cash equivalents) to consolidated EBITDA for the most recent four fiscal quarter period not to exceed 4.00:1.00; provided that the Borrower shall be permitted to increase the ratio to 4.50:1.00 in connection with any permitted acquisition or any other acquisition consented to by Administrative Agent and the Required Lenders (as defined in the Senior Secured Credit Agreement) with total cash consideration in excess of $25 million.  Such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive test periods thereafter.  The Borrower is also required to maintain a ratio of consolidated EBITDA to consolidated interest expense, in each case for the most recent four fiscal quarter period, of not less than 3.00:1.00. The Company was in compliance with all financial covenants as of December 31, 2017.

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

As of December 31, 2017, we had total indebtedness of $222.6 million, of which $152.6 million was attributed to outstanding borrowings on the Senior Secured Term Loan Facility. There were $70.0 million in outstanding borrowings under the Senior Secured Revolving Credit Facility as of December 31, 2017. In addition, as of December 31, 2017, we had $0.3 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Senior Secured Revolving Credit Facility.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our future payments for all contractual obligations and commercial commitments for the years subsequent to the year ended December 31, 2017:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$222,625	$16,500	$37,125	$169,000	$-
Interest on long-term debt	22,588	6,489	11,534	4,565	-
Operating lease obligations	27,763	7,005	9,839	7,655	3,264
Deemed landlord liabilities	39,750	3,852	7,925	8,131	19,842
Total	$312,726	$33,846	$66,423	$189,351	$23,106

The interest payments on long-term debt in the above table are based on interest rates in effect as of December 31, 2017.

We have recorded a tax liability for unrecognized benefits for uncertain tax positions of $5.9 million, which has not been included in the above table due to the uncertainties in the timing of settlement of the income tax positions.

We are a party to certain vendor contracts related to clinical services that if cancelled may require payments for services performed and potentially additional services required to protect safety of subjects.  The value of these potential wind-down provisions is generally borne by our customers and is not practical to estimate.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements refer to any transaction, agreement or other contractual arrangement to which an entity not consolidated under our entity structure exists, where we have an obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such an entity or similar arrangement that serves as credit, liquidity or market risk support for such assets. We have no off-balance sheet arrangements currently.

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. As a result of a prior year change in control, we recognized $670.3 million of goodwill that was allocated to and recorded at the reporting unit level. Our reporting units are Phase II-IV clinical research services, or Phase II-IV, Laboratories and Clinics.

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

In conjunction with the 2015 fourth quarter annual assessment of goodwill, we determined that goodwill related to our Clinics reporting unit was impaired and we recognized an impairment charge of $9.3 million, which represents 100% of the goodwill that had been allocated to this reporting unit. This impairment was identified during the annual impairment assessment in the fourth quarter of 2015 when we updated our forecasted discounted cash flows related to the reporting unit to reflect operating results that lagged prior forecasted results. For our Phase II-IV and Laboratories reporting units, the reporting units’ fair values substantially exceeded their respective carrying values including allocated goodwill. There was no indication of impairment related to goodwill based on the fourth quarter 2017 assessment.

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
Intangible Assets

The Company has an indefinite lived intangible asset related to its trade name valued at $31.6 million. The carrying value of the trade name asset is reviewed at least annually for impairment, or as indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation. The relief from royalty method requires management judgment with respect to projected net service revenue, profitability and growth and the selection and use of an appropriate discount rate. There was no indication of impairment related to the trade name asset based on the fourth quarter 2017 assessment.

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

Finite-lived intangible assets consist mainly of the value assigned to customer relationships, backlog and developed technologies. Finite-lived intangible assets are amortized straight-line or using an accelerated method over their estimated useful lives, which range in term from 17 months to 15 years. Amortization expense recognized related to finite lived intangible assets was $37.9 million, $50.7 million and $63.1 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in the forecasting of taxable income using historical and projected future operating results in determining our provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable and receivable, and deferred taxes.

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

The recoverability of our deferred tax assets is estimated based on consideration of all available positive and negative evidence, including, but not limited to, our ability to generate a sufficient level of future taxable income, reversals of deferred tax liabilities (other than those with an indefinite reversal period), tax planning strategies and recent financial performance. The assessment of recoverability is performed on a jurisdiction by jurisdiction basis. Based on the analysis of the above factors, we determined that as of December 31, 2017 and 2016 a valuation allowance in the amount of $2.4 million and $1.0 million, respectively, was required relating to certain foreign operating loss carryforwards, U.S. operating loss carryforwards, a U.S. capital loss carryforward and U.S. state and local operating loss carryforwards. Differences in actual results compared to our estimates and changes in our assumptions could result in an adjustment to the valuation allowance in the future and would generally impact earnings or other comprehensive income depending on the nature of the respective deferred asset for which the valuation allowance exists.

We have recognized certain liabilities, including penalties and interest in the amount of $1.4 million as of the year ended December 31, 2017, within other long-term liabilities on the consolidated balance sheets. These relate to uncertain tax positions that are subject to various assumptions and judgment. Liabilities for these uncertain tax positions are assessed on a position by position basis. The calculation of these liabilities involves dealing with uncertainties in the application of complex tax regulations in both domestic and foreign jurisdictions. These positions may be subject to audit and review by tax authorities, and may result in future taxes, interest and penalties if we are unsuccessful in defending our positions. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively would result.

As of December 31, 2017 and 2016, the Company’s accounting position is that unremitted foreign earnings are indefinitely reinvested. The Company has accrued a provisional Transition Tax on the deemed repatriated earnings that were previously indefinitely reinvested. We will continue to monitor our assertion related to investment of foreign earnings and how this assertion may be impacted by the TCJA. See Note 12 of the Notes to Consolidated Financial Statements for further information regarding how this assertion could be impacted by the TCJA.

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

The following table summarizes the key weighted average assumptions used in the Black-Scholes-Merton option pricing model to calculate the fair value of options during the periods:

	Year Ended December 31,
	2017	2016	2015
Expected holding period - years	5.4	3.6	4.2
Expected volatility	28.0%	30.2%	36.4%
Risk-free interest rate	2.0%	1.0%	1.2%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the table above reflect both grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting and reflect a fair value calculation for stock options outstanding in the period subject to liability-classified stock compensation accounting.  As of December 31, 2017 all outstanding stock based awards were subject to equity classification through either modifications of the award terms and conditions that occurred during the year ended December 31, 2017, or based on terms and conditions applicable as of the grant date.

The weighted average grant date fair value of employee stock options granted was $8.54, $6.91 and $3.81 for the years ended December 31, 2017, 2016 and 2015.

Effect of Recent Accounting Pronouncements

Refer to Note 3 of the Notes to Consolidated Financial Statements for management’s discussion of the effect of recent accounting pronouncements.

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

Foreign Currency Risk

We have business operations globally, and accordingly, we are exposed to foreign currency fluctuations that can affect our financial results. For the years ended December 31, 2017 and 2016, approximately 7.6% and 9.2% of our revenue was derived from contracts denominated in currencies other than the U.S. dollar, whereas 28.6% and 25.3% of our operational costs, including, but not limited to, salaries, wages and other employee benefits, were derived in foreign currencies. Of these exposures, 89.0% and 91.7% of revenue denominated in foreign currencies and 49.6% and 46.6% of operational costs denominated in foreign currencies were Euro denominated.  Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. We recalculated our reported pre-tax income for the years ended December 31, 2017 and 2016 using foreign exchange rates that were 10% higher and 10% lower than actual exchange rates utilized during the year. When utilizing foreign exchange rates 10% higher than actual exchange rates, our pre-tax income for the years ended December 31, 2017 and 2016 is positively impacted by approximately $5.2 million and $3.6 million, respectively. When utilizing foreign exchange rates 10% lower than actual exchange rates, our pre-tax income for the years ended December 31, 2017 and 2016 is negatively impacted by approximately $5.2 million and $3.6 million, respectively.

We are also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between contract commencement and cash settlement for services that we provide in relation to the contract. This exposure may affect our contract and operational profitability. To mitigate our foreign currency risk exposure we provide for exchange rate fluctuation adjustments subject to certain thresholds within our contracts where contract currency varies from currencies where costs will be incurred to support delivery of the contract.

Interest Rates

We are primarily exposed to interest rate risk through our Senior Secured Credit Facilities. As of the year ended December 31, 2017, we had outstanding amounts related to the Senior Secured Credit Facilities of $221.6 million (net of an unamortized discount of $0.4 million and unamortized debt issuance costs of $0.6 million). As of the year ended December 31, 2016, we had outstanding amounts related to the Senior Secured Credit Facilities of $163.7 million (net of an unamortized discount of $0.5 million and unamortized debt issuance costs of $0.8 million). Both the Senior Secured Credit Facilities and the 2014 Senior Secured Credit Facilities are, or were, subject to variable interest rates. Each quarter-point increase or decrease in the applicable interest rate as of the year ended

December 31, 2017 and 2016 would change our interest expense by approximately $0.4 million and $0.8 million, respectively. The Senior Secured Credit Facilities are not subject to any interest rate caps or floors.

Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, and accounts receivable and unbilled, net. The cash and cash equivalent balances are held and maintained with high-quality financial institutions with reputable credit ratings and, consequently, we believe that such funds are subject to minimal credit risk.

We generally do not require collateral or other securities to support customer receivables. In the years ended December 31, 2017 and 2016, credit losses have been immaterial and within our expectations. Moreover, in many cases we require advance payment from our customers for a portion of the study contract price upon the signing of a service contract which helps to mitigate credit risk. As of  the years ended December 31, 2017 and 2016, there were no major customers accounting for more than 10% of our accounts receivable and unbilled, net.

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

Item 8. Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting

Management of Medpace Holdings, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in the consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making these assessments, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment and the criteria in the COSO framework, management has concluded that the Company’s internal control over financial reporting as of December 31, 2017 was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Medpace Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medpace Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive Income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 27, 2018

We have served as the Company’s auditor since 2002.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)
	As Of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$26,485	$37,099
Restricted cash	7	308
Accounts receivable and unbilled, net (includes $1.0 million and $2.3 million with related parties at December 31, 2017 and 2016, respectively)	83,079	79,767
Prepaid expenses and other current assets	20,400	16,074
Total current assets	129,971	133,248
Property and equipment, net	48,739	43,805
Goodwill	660,981	660,981
Intangible assets, net	98,740	136,071
Deferred income taxes	6,343	97
Other assets	5,943	4,903
Total assets	$950,717	$979,105
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,674	$10,911
Accrued expenses	23,673	24,417
Pre-funded study costs (includes $1.0 million and $3.9 million with related parties at December 31, 2017 and 2016, respectively)	57,406	51,948
Advanced billings (includes $1.7 million and $7.6 million with related parties at December 31, 2017 and 2016, respectively)	73,756	65,668
Current portion of long-term debt	16,500	12,375
Other current liabilities	4,697	3,284
Total current liabilities	192,706	168,603
Long-term debt, net, less current portion	205,111	151,267
Deemed landlord liability, less current portion	26,602	28,527
Deferred income tax liability	560	12,030
Deferred credit	11,468	-
Other long-term liabilities	10,740	7,968
Total liabilities	447,187	368,395
Commitments and contingencies (see Note 9)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at December 31, 2017 and 2016, respectively; 35,466,510 and 40,662,856 shares issued and outstanding at December 31, 2017 and 2016, respectively	355	407
Treasury stock - 200,000 shares at December 31, 2017	(6,030)	-
Additional paid-in capital	630,341	623,629
Accumulated deficit	(120,402)	(9,584)
Accumulated other comprehensive loss	(734)	(3,742)
Total shareholders’ equity	503,530	610,710
Total liabilities and shareholders’ equity	$950,717	$979,105

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Service revenue, net (includes $11.1 million, $24.1 million and $24.0 million with related parties for the years ended December 31, 2017, 2016 and 2015, respectively)	$386,462	$370,621	$320,101
Reimbursed out-of-pocket revenue (includes $1.5 million, $5.4 million and $6.9 million with related parties for years ended December 31, 2017, 2016 and 2015, respectively)	49,690	50,961	38,958
Total revenue	436,152	421,582	359,059
Operating expenses:
Direct costs, excluding depreciation and amortization	211,773	198,510	163,707
Reimbursed out-of-pocket expenses (includes $1.5 million, $5.4 million and $6.9 million with related parties for years ended December 31, 2017, 2016 and 2015, respectively)	49,690	50,961	38,958
Selling, general and administrative	63,357	61,507	56,998
Impairment of goodwill	-	-	9,313
Depreciation	8,574	7,442	6,379
Amortization	37,900	50,672	63,142
Total operating expenses	371,294	369,092	338,497
Income from operations	64,858	52,490	20,562
Other expense, net:
Loss on extinguishment of debt	-	(10,726)	-
Miscellaneous expense, net	(354)	(423)	(1,133)
Interest expense, net	(7,559)	(19,384)	(27,259)
Total other expense, net	(7,913)	(30,533)	(28,392)
Income (loss) before income taxes	56,945	21,957	(7,830)
Income tax provision	17,823	8,532	843
Net income (loss)	$39,122	$13,425	$(8,673)
Net income (loss) per share attributable to common shareholders:
Basic	$1.00	$0.38	$(0.28)
Diluted	$0.98	$0.37	$(0.28)
Weighted average common shares outstanding:
Basic	39,056	35,690	31,346
Diluted	39,839	36,329	31,346

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$39,122	$13,425	$(8,673)
Other comprehensive loss
Foreign currency translation adjustments, net of taxes	3,008	(1,183)	(999)
Comprehensive income (loss)	$42,130	$12,242	$(9,672)

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE — January 1, 2015	$313	$-	$417,553	$(14,336)	$(1,560)	$401,970
Net loss				(8,673)		(8,673)
Stock issued	1		607			608
Foreign currency translation					(999)	(999)
Stock-based compensation expense	12		21,115			21,127
Stock options exercised			250			250
Tax benefit deficiency from stock-based compensation			(809)			(809)
BALANCE — December 31, 2015	$326	$-	$438,716	$(23,009)	$(2,559)	$413,474
Net income				13,425		13,425
Foreign currency translation					(1,183)	(1,183)
Stock-based compensation expense	1		2,776			2,777
Stock options exercised			678			678
Issuance of common stock	80		173,498			173,578
Common stock issuance costs			(2,719)			(2,719)
Reclassification of liability classified stock options upon IPO			10,463			10,463
Tax effect of initial public offering related costs			192			192
Tax benefit from stock-based compensation			25			25
BALANCE — December 31, 2016	$407	$-	$623,629	$(9,584)	$(3,742)	$610,710
Impact to Retained Earnings from adoption of ASU 2016-09			440	(440)
BALANCE — January 1, 2017	407	-	624,069	(10,024)	(3,742)	610,710
Net income				39,122		39,122
Foreign currency translation					3,008	3,008
Stock-based compensation expense			4,463			4,463
Stock options exercised	1		1,811			1,812
Repurchases of common stock	(51)			(149,500)		(149,551)
Treasury stock purchases	(2)	(6,030)				(6,032)
Tax effect of initial public offering related costs			(2)			(2)
BALANCE — December 31, 2017	$355	$(6,030)	$630,341	$(120,402)	$(734)	$503,530

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,122	$13,425	$(8,673)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,574	7,442	6,379
Amortization	37,900	50,672	63,142
Stock-based compensation expense	4,463	9,815	22,324
Amortization of debt issuance costs and discount	662	2,576	2,687
Loss on extinguishment of debt	-	10,726	-
Deferred income tax provision (benefit)	3,237	(9,006)	(12,690)
Impairment of goodwill	-	-	9,313
Amortization and adjustment of deferred credit	(8,781)	-	-
Other	(673)	(1,019)	(242)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(2,898)	(13,727)	337
Prepaid expenses and other current assets	(3,533)	(3,661)	(181)
Accounts payable	4,816	691	2,481
Accrued expenses	(1,313)	4,516	320
Pre-funded study costs	5,292	5,400	9,981
Advanced billings	7,735	14,723	(7,002)
Other assets and liabilities, net	2,782	(841)	(2,306)
Net cash provided by operating activities	97,385	91,732	85,870
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(11,724)	(13,537)	(6,465)
Acquisition of intangibles	(569)	-	-
Other	56	115	33
Net cash used in investing activities	(12,237)	(13,422)	(6,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for common stock issuance costs	-	(2,719)	-
Proceeds from stock option exercises	1,812	537	250
Repurchases of common stock	(155,583)	-	-
Excess tax benefit from stock-based compensation	-	25	-
Proceeds from issuance of debt, net of original issue discount	-	164,506	-
Payment of debt	(12,375)	(390,060)	(116,055)
Proceeds from revolving loan	100,000	-	-
Payments on revolving loan	(30,000)	-	-
Debt issuance costs	-	(1,802)	-
Payment of deemed landlord liability	(1,682)	(1,525)	(1,292)
Payment on debt extinguishment	-	(548)	-
Proceeds from common stock issued, net	-	173,578	608
Net cash used in financing activities	(97,828)	(58,008)	(116,489)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,765	(632)	(601)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(10,915)	19,670	(37,652)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	37,407	17,737	55,389
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$26,492	$37,407	$17,737
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash paid during the period for income taxes	$17,180	$17,654	$10,552
Cash paid during the period for interest	$6,888	$16,895	$24,435
Acquisition of property and equipment—non-cash	$678	$1,687	$176

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 and 2016, and for the Years Ended December 31, 2017, 2016 and 2015

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

Share Repurchases

In November 2017, the Board members who are not affiliated with Cinven (the “Disinterested Directors”) approved an agreement to repurchase 2,000,000 shares of the Company’s common stock from Cinven in connection with the Secondary Offering (as described below) for aggregate consideration of approximately $60.3 million, representing a purchase price of $30.16 per share. The Company funded the repurchase with approximately $60.0 million in borrowings under the Senior Secured Revolving Credit Facility and cash on hand.

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

In April 2017, the Board of the Company authorized a share repurchase program with an authorized repurchase level of $50.0 million. The share repurchase program was cancelled in the fourth quarter of 2017. Repurchases under the repurchase program took place in the open market or negotiated transactions, at the discretion of the Company’s management. During the year ended December 31, 2017, the Company repurchased 1,342,786 shares of its outstanding common stock for $34.7 million under this share repurchase program.

The Company has elected to constructively retire all repurchased shares with all amounts paid in excess of Common stock par value reflected within Accumulated deficit in the Company’s consolidated balance sheets, except for 200,000 shares, which are reflected within treasury stock in the Company’s consolidated balance sheets.

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

Secondary Offering

During 2017, Cinven sold a total of 4,600,000 shares of the Company’s common stock as part of a secondary offering. The Company incurred professional fees in connection with the secondary offering of $0.4 million during year ended December 31, 2017. The fees are included within operating expenses in the accompanying consolidated statement of operations. As of December 31, 2017, Cinven owned 46.2% of the Company’s outstanding common stock.

2. ACQUISITION

In May 2017, the Company acquired out of bankruptcy NephroGenex, Inc. (“Nephrogenex” or the “Debtor”), a publicly-held pharmaceutical company that had previously filed for relief under Chapter 11 of the United States Bankruptcy Code. The Company, which was the largest unsecured creditor of Nephrogenex, entered into an agreement through the bankruptcy process, to exchange its unsecured claim for 100% of the common stock in the post-bankruptcy, debt-free Debtor. The assets of the acquired Debtor consist primarily of tax attributes as well as in-process research and development and other intangible assets.  An analysis by the Company determined that substantially all the fair value of the assets on the date of acquisition is captured in the tax attributes, as the intangible assets account for a relatively immaterial portion of the fair market value of the total assets received. The acquisition of the Debtor was accounted for as an asset purchase.

The Company allocated its consideration paid of $1.2 million, consisting of accounts receivable and unbilled receivables and transaction related costs, on a pro rata basis to the assets acquired based on their respective fair values. Acquired assets include intangible assets of $0.5 million, deferred tax assets of $22.2 million, consisting of tax effected net operating losses in the amount of $13.5 million, tax effected capitalized research and development expenses of $8.5 million and tax effected federal tax credits of $0.2 million, and deferred tax liabilities of $0.1 million. The excess amount of fair value received over consideration paid of $21.4 million was recorded as a Deferred credit in the consolidated balance sheets and is recognized within income tax provision in proportion to the realization of the deferred tax assets and federal tax credits prospectively.

During the fourth quarter of the year ended December 31, 2017, the Deferred tax assets and related Deferred credit balances were revalued due primarily to the impact of tax reform. See Note 12 of the Notes to Consolidated Financial Statements for further discussion of the impact of tax reform on our consolidated financial statements.

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

Separately, net realized gains and losses on foreign currency transactions are included in Miscellaneous expense, net, on the consolidated statements of operations. Foreign currency transactions resulted in net losses of $1.0 million, $0.7 million and $1.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

Most contracts are terminable by the customer, either immediately or according to advance notice terms specified within the contracts. These contracts require payment of fees to the Company for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract. Final settlement amounts are agreed upon with the customer and included in Service revenue, net when realization is reasonably assured.

The Company occasionally enters into volume rebate arrangements with customers that provide for rebates if certain specified spending thresholds are met. These rebate obligations are recorded as a reduction of revenue when it appears probable that the customer will earn the rebates and the related amount is estimable. Service revenue is presented net of rebates of $0.2 million, less than $0.1 million and $0.1 million in the consolidated statements of operations during the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company generally does not require collateral or other securities to support customer receivables. In the years ended December 31, 2017, 2016 and 2015, credit losses have been immaterial and within management’s expectations. At December 31, 2017 and 2016, there were no customers accounting for more than 10% of the Company’s accounts receivable.

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

Advertising expenses are recorded as a component of Selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expenses of $0.6 million, $0.6 million and $0.4 million were incurred during the years ended December 31, 2017, 2016 and 2015, respectively.

Reimbursed Out-of-Pocket Expenses

The Company incurs on behalf of its customers various out-of-pocket expenditures including, but not limited to, travel, meetings, printing, and shipping and handling fees, which are reflected as a separate component of operating expenses and recorded in Reimbursed out-of-pocket expenses in the accompanying consolidated statements of operations. Reimbursements received are reflected in Reimbursed out-of-pocket revenue without mark-up or profit in the consolidated statements of operations.

Fees paid to investigators and other disbursements in which the Company acts as an agent on behalf of the customer are recorded net in the consolidated statements of operations with no impact on the Company’s revenue or expenses. Funds received in advance of study expenditures are recorded as Pre-funded study cost liabilities on the consolidated balance sheets. Any pre-funded amounts remaining at the conclusion of a study are returned to the client. Pre-funded study cost disbursements of $138.7 million, $150.3 million and $114.4 million were made during the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company’s current accounting position is that unremitted foreign earnings are indefinitely reinvested. The Company has accrued a provisional Transition Tax on the deemed repatriated earnings that were previously indefinitely reinvested. We will continue to monitor our assertion related to investment of foreign earnings and how this assertion may be impacted by the “Tax Cuts and Jobs Act” (TCJA). See Note 12 for further information regarding how this assertion could be impacted by the TCJA.

The Company follows accounting guidance related to accounting for uncertainty in income taxes which requires significant judgment in determining what constitutes an individual tax position as well as assessing the possible outcome of each tax position. Changes in judgments as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate, and, consequently, the Company’s consolidated financial results. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company determines its liability for uncertain tax positions globally. If the payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary. If the calculation of the liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or tax benefit would result. Interest and penalties associated with uncertain tax positions are recognized as components of the Company’s Income tax provision.

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

The Company created the 2014 Plan, providing for the future issuance of vested shares, stock options, RSAs and RSUs in Medpace Holdings, Inc.’s common stock (the “2014 Plan Awards”). The 2014 Plan Awards were subject to either equity or liability-classification pursuant to the terms of the participant’s award agreement and the 2014 Plan based on accounting guidance which governs such transactions.

Stock-based compensation expense for both the 2016 Plan and 2014 Plan is calculated using the fair value method on the grant date. The Company expenses stock-based compensation using a graded vesting schedule.

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

Stock-based compensation expense is allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations based on the underlying classification and scope of work for the employees receiving the Awards.

Net Income (Loss) Per Share

Basic and diluted earnings or loss per share (“EPS”) are computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company’s RSAs are considered participating securities because they are legally issued at the date of grant and holders are entitled to receive non-forfeitable dividends during the vesting term.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except for earnings per share):

	Year Ended December 31,
	2017	2016	2015
Weighted-average shares:
Common shares outstanding	39,056	35,690	31,346
RSAs	90	88	-
Total weighted-average shares	39,146	35,778	31,346
Earnings per common share—Basic
Net income (loss)	$39,122	$13,425	$(8,673)
Less: Undistributed earnings allocated to RSAs	90	33	-
Net income (loss) available to common shareholders—Basic	$39,032	$13,392	$(8,673)

Net income (loss) per common share—Basic	$1.00	$0.38	$(0.28)

Basic weighted-average common shares outstanding	39,056	35,690	31,346
Effect of diluted shares	783	639	-
Diluted weighted-average shares outstanding	39,839	36,329	31,346

Net income (loss) per common share—Diluted	$0.98	$0.37	$(0.28)

For the years ended December 31, 2017, 2016 and 2015, the computation of diluted EPS excludes the effect of (in thousands) 0, 0 and 660 combined RSAs and RSUs, and 63, 0 and 1,794 stock options, respectively, due to the Company’s net loss position as well as each respective period’s average fair value of the Company’s common stock not exceeding the exercise prices.

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

The Company does not have any recurring fair value measurements as of December 31, 2017. There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2017, 2016 and 2015.

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

Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. The carrying value of goodwill is reviewed at least annually for impairment, or as indicators of potential impairment are identified, at the reporting unit level. The reporting units are Phase II-IV clinical research services, Laboratories, and Clinics as of December 31, 2017.

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

If the calculation in the first step results in any of the reporting units’ carrying values exceeding their respective estimated fair values, a second step is performed. The second step requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. Any fair value in excess of amounts allocated to such net assets represent the implied fair value of goodwill for that reporting unit. Any excess of reporting unit carrying value of goodwill over the implied fair value of goodwill results in an impairment. There was no indication of impairment related to goodwill based on the fourth quarter 2017 assessment.

Intangible Assets

The Company has an indefinite lived intangible asset related to its trade name. The carrying value of the trade name asset is reviewed at least annually for impairment, or as indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation. There was no indication of impairment related to the trade name asset based on the fourth quarter 2017 assessment.

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

Deferred Credit

Deferred credit represents tax credits recognized initially in conjunction with the Nephrogenex asset acquisition that will be recognized within Income tax provision in proportion to the realization of the deferred tax assets and federal tax credits prospectively.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance is intended to simplify certain aspects of accounting for share based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to adopt this ASU in the first quarter of 2017 as required. The following summarizes the effects of the adoption on the Company's consolidated financial statements:

•

Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends, if distributed, on share-based payment awards) are recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result, the Company recognized discrete adjustments to income tax expense for the year ended December 31, 2017 of less than $0.1 million related to excess tax benefits. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company applied the prospective adoption approach for any unrecognized excess tax benefits beginning in 2017, which did not result in any cumulative-effect adjustment upon adoption. Prior periods have not been adjusted.

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

•

Statements of Cash Flows - The Company historically accounted for excess tax benefits on the consolidated statements of cash flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. The Company elected to adopt this portion of the standard on a prospective basis beginning in 2017. Prior periods have not been adjusted.

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

Upon adoption, no other aspects of ASU 2016-09 had an effect on the Company's consolidated financial statements or related footnote disclosures.

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

The Company expects that the majority of its contracts will have a single performance obligation that is satisfied over time, with revenue recognized based on overall project progress measured as of the financial statement date. This represents a change in the Company’s current revenue accounting methodology as a majority of contracts are accounted for with multiple units of account under the multiple element arrangement guidance.  Under the current accounting methodology, certain revenue related to reimbursable expenses is presented either as a separate line item within Reimbursable out-of-pocket revenue or net of related expenses within Service revenue, net in the consolidated statements of operations.  As a result of having a single performance obligation, the Company anticipates that all revenue related to reimbursable expenses will prospectively be accounted for gross within a single revenue line item with related expenses presented gross within Direct Costs, excluding depreciation and amortization.  Measurement of progress on contracts with customers will generally be based on the input measurement of cost incurred relative to the total expected costs to satisfy the performance obligation. The inclusion of reimbursable costs in the measurement of progress under these contracts as part of one performance obligation may create a timing difference between the amounts the Company is entitled to receive in reimbursement for costs incurred and the amount of revenue recognized related to such costs on individual projects.

The Company will adopt ASU 2014-09 as well as the clarified guidance in ASUs’ 2016-20, 2016-12, 2016-10, 2016-08, utilizing the modified retrospective approach, during the first quarter of 2018. The Company is finalizing its assessment and will record a cumulative-effect adjustment to retained earnings upon adoption.

4. ACCOUNTS RECEIVABLE AND UNBILLED, NET

Accounts receivable and unbilled, net includes service revenue and reimbursed out-of-pocket revenue. Accounts receivable and unbilled, net consisted of the following at December 31 (in thousands):

	2017	2016
Accounts receivable	$55,599	$48,270
Unbilled	28,153	34,719
Less allowance for doubtful accounts	(673)	(3,222)
Total accounts receivable and unbilled, net	$83,079	$79,767

A rollforward of allowance for doubtful account activity is as follows:

	Year Ended December 31,
	2017	2016	2015
Allowance for doubtful accounts - beginning balance	$(3,222)	$(1,724)	$(5,855)
Current year provision	(250)	(2,166)	(642)
Write-offs, recoveries and the effects of foreign currency exchange	2,799	668	4,773
Allowance for doubtful accounts - ending balance	$(673)	$(3,222)	$(1,724)

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31 (in thousands):

	2017	2016
Land	$972	$543
Equipment	12,171	10,094
Furniture, fixtures, and leasehold improvements	21,280	15,415
Computer hardware, software, and phone equipment	9,571	7,535
Buildings	2,559	2,253
Deemed assets from landlord building construction	22,752	22,752
Construction-in-progress	5,554	2,840
Property and equipment at cost	74,859	61,432
Less: Accumulated depreciation	(26,120)	(17,627)
Property and equipment, net	$48,739	$43,805

Depreciation expense, which includes amortization from capital leases, was $8.6 million and $7.4 million for the years December 31, 2017 and 2016, respectively.

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

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2015	$660,981
Impairment of Goodwill	-
Balance as of December 31, 2017 and 2016	$660,981

The annual impairment test performed in the fourth quarter of 2015 resulted in an impairment charge of $9.3 million related to the Company’s Clinics reporting unit. The 2015 goodwill impairment charge represents the total accumulated goodwill impairment losses recognized to date on existing goodwill through December 31, 2017.

Total assets carried on the balance sheet and not remeasured to fair value on a recurring basis, identified as Level 3 measurements, as of December 31, 2017 are $692.6 million, comprised of $661.0 million of goodwill and $31.6 million of identified indefinite-lived intangible assets.

Intangible Assets, Net

Intangible assets, net consisted of the following at December 31 (in thousands):

	2017	2016
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Backlog	$72,630	$72,630
Customer relationships	145,051	145,051
Developed technologies	54,475	54,475
Other	3,074	2,505
Total finite-lived intangible assets	275,230	274,661
Accumulated amortization:
Backlog	(72,630)	(72,630)
Customer relationships	(92,661)	(66,267)
Developed technologies	(40,856)	(29,961)
Other	(1,989)	(1,378)
Total accumulated amortization	(208,136)	(170,236)
Total finite-lived intangible assets, net	67,094	104,425
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$98,740	$136,071

As of December 31, 2017, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

2018	$29,561
2019	14,829
2020	7,876
2021	5,114
2022	3,353
Later years	6,361
$67,094

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31 (in thousands):

	2017	2016
Employee compensation and benefits	$19,707	$21,453
Other	3,966	2,964
Total accrued expenses	$23,673	$24,417

8. DEBT

Debt consisted of the following at December 31 (in thousands):

	2017	2016

Revolving credit facility	$70,000	$-
Term loan	152,625	165,000
Less unamortized discount	(399)	(534)
Less unamortized term loan debt issuance costs	(615)	(824)
Less current portion of long-term debt	(16,500)	(12,375)
Long-term debt, net, less current portion	$205,111	$151,267

Principal payments on debt are due as follows (in thousands):

2018	16,500
2019	16,500
2020	20,625
2021	169,000
Total	$222,625

The estimated fair value of the Company’s debt based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions, approximates carrying value as of December 31, 2017 and 2016, respectively.

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

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at our option, either (i) the adjusted Eurocurrency rate based on LIBOR for U.S. dollar deposits for loans denominated in dollars, EURIBOR for Euro deposits for loans denominated in Euros and the offer rate for any other currencies for loans denominated in such other currencies for the relevant interest period plus an applicable margin from 1.25% to 2.25% based on the total net leverage ratio from less than 1.50:1.00 to greater than 3.75:1:00, or (ii) an alternative base rate (determined by reference to the highest of (a) the prime commercial lending rate of the administrative agent, as established from time to time, (b) the Federal Funds Rate plus 0.50% and (c) the one-month adjusted Eurocurrency rate for loans in U.S. dollars plus 1.00%) plus an applicable margin from 0.25% to 1.25% based on the total net leverage ratio from less than 1.50:1.00 to greater than 3.75:1:00.  The applicable margin as of December 31, 2017 was 1.25% for eurocurrency loans and 0.25% for base rate loans. The Company may voluntarily prepay outstanding loans under the Senior Secured Credit Facilities without premium or penalty. As of December 31, 2017, the interest rate applicable on the term loan was the Eurocurrency interest rate of 2.82%.

In addition, the Company is required to pay to the lenders a commitment fee on a quarterly basis at an annual rate of 0.375% of the unused borrowings under the Senior Secured Revolving Credit Facility for the first full fiscal quarter after the closing date, and thereafter 0.50% if the total net leverage ratio is greater than or equal to 3.00:1.00, or 0.375% if the total net leverage ratio is less than 3.00:1.00. At December 31, 2017 and 2016, respectively, the Company had $70.0 million and no outstanding borrowings under the Senior Secured Revolving Credit Facility, resulting in $80.0 million and $150.0 million in undrawn capacity available under the Senior Secured Revolving Credit Facility. As of December 31, 2017, the interest rate applicable on the Senior Secured Revolving Credit Facility was the Eurocurrency interest rate of 2.82%. In addition, the Company had $0.3 million and $0.1 million in letters of credit outstanding, which are secured by the Senior Secured Revolving Credit Facility at December 31, 2017 and 2016.

The original issue discount of $0.5 million related to the issuance of the Senior Secured Term Loan Facility was recorded as a reduction of the underlying debt issuances within Long-term debt, net, less current portion and is being amortized over the life of the debt using the effective-interest method. The unamortized portion of the discount related to the Senior Secured Term Loan Facility was $0.4 million and $0.5 million as of December 31, 2017 and 2016, respectively. Per the terms of the Senior Secured Credit Term Loan Facility, principal is scheduled to be paid quarterly on the last business day of March, June, September and December of each year, beginning March 2017.

Origination fees of $0.8 million related to the Senior Secured Term Loan Facility were recorded as a reduction of the underlying debt issuances in Long-term debt, net. These fees are being amortized over the life of the debt using the effective-interest method. The unamortized portion of the origination fees related to the Senior Secured Term Loan Facility was $0.6 million and $0.8 million at December 31, 2017 and 2016, respectively.  Origination fees of $1.6 million related to the Senior Secured Revolving Credit Facility were originally capitalized as a component of Other assets. These fees are being amortized over the life of the debt using the effective-interest method. The unamortized portion of the origination fees related to the Senior Secured Revolving Credit Facility was $1.3 million and $1.6 million at December 31, 2017 and 2016, respectively.

The Senior Secured Credit Facilities are guaranteed by the Parent Guarantor and its material, direct or indirect wholly owned domestic subsidiaries, with certain exceptions, including where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. The Senior Secured Credit Facilities are subject to customary covenants relating to financial ratios and restrictions on certain types of transactions, including restricting the Company's ability to incur additional indebtedness, acquire and dispose of assets, make investments, pay dividends, or engage in mergers and acquisitions. The Company is required to maintain a ratio of consolidated funded indebtedness minus unrestricted cash and cash equivalents (in the aggregate not to exceed $50 million and to include not more than $25 million of foreign unrestricted cash and cash equivalents) to consolidated EBITDA for the most recent four fiscal quarter period not to exceed 4.00:1.00; provided that the Company shall be permitted to increase the ratio to 4.50:1.00 in connection with any permitted acquisition or any other acquisition consented to by the Administrative Agent and the Required Lenders (as defined in the Senior Secured Credit Agreement) with total cash consideration in excess of $25 million.  Such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive test periods thereafter.  The Company is also required to maintain a ratio of consolidated EBITDA to consolidated interest expense, in each case for the most recent four fiscal quarter period, of not less than 3.00:1.00. The Company was in compliance with all financial covenants as of December 31, 2017.

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

9. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Lease Obligations

The Company has payment obligations under non-cancellable operating leases, primarily for office space and furniture and fixtures to support its global operations. These leases often contain customary scheduled rent increases or escalation clauses and renewal options. Rent expense is recorded on a straight line basis. As of December 31, 2017, minimum future lease payments required under these leases are as follows (in thousands):

		Non-Related	Total
	Related Party	Parties Operating	Operating
	Operating Lease	Leases	Leases
2018	$2,164	$4,841	$7,005
2019	2,164	3,052	5,216
2020	2,164	2,459	4,623
2021	2,164	1,979	4,143
2022	1,803	1,709	3,512
Thereafter	-	3,264	3,264
Total minimum lease payments	$10,459	$17,304	$27,763

The related party operating lease is for one of the Company’s three buildings within its corporate headquarters. The non-related party operating leases are for the Company’s remaining leases throughout the world consisting primarily of office space, fixtures and vehicles.

Rental expense under operating leases totaled $7.9 million, $6.7 million and $5.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations.

Deemed Landlord Liabilities

As of December 31, 2017, minimum annual payments required in conjunction with the Deemed landlord liabilities are as follows (in thousands):

	Related Party		Total
	Minimum Lease	Less:	Principal
	Payments	Interest	Amounts Due
2018	$3,852	$1,960	$1,892
2019	3,937	1,819	2,118
2020	3,988	1,662	2,326
2021	4,039	1,490	2,549
2022	4,092	1,301	2,791
Thereafter	19,842	3,024	16,818
Total	$39,750	$11,256	$28,494

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

The Company granted 1,009,896 awards under the 2016 Plan during the year ended December 31, 2017, consisting of 797,550 stock option awards, 118,000 restricted stock awards (“RSA”) and 38,000 restricted stock units (“RSU”), all vesting after four years. The Company granted an additional 41,346 stock option awards, vesting over one year, to non-employee directors under the 2016 Incentive Award Plan, during the year ended December 31, 2017. Additionally, the Company granted 15,000 stock option awards, vesting equally on the second, third and fourth anniversary of the grant date over four years.

The Company granted 648,180 stock options under the 2016 Plan during the year ended December 31, 2016, consisting of 626,650 stock options vesting after four years and 21,530 stock options with various vesting schedules, but all of which vest within a calendar year of the respective grant date. The 2016 Plan has reserved 6,000,000 shares for issuance of RSAs, RSUs or stock options, of which approximately 4.3 million awards were available for future grants as of December 31, 2017.

The 2016 Plan expires in 2026, except for awards then outstanding, and is administered by the Board. All Awards granted at the IPO or thereafter were or will be issued under the 2016 Plan.

The company satisfies stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 4.3 million and 5.4 million at December 31, 2017 and 2016.

2014 Equity Incentive Plan

The 2014 Plan for employees and directors provided the issuance of vested shares, stock options, RSAs and RSUs in Medpace Holdings, Inc.’s common stock. The awards were granted to key employees as additional compensation for services rendered and as a means of retention over the vesting period, typically three to four years. RSAs awarded under the 2014 Plan were subject to automatic forfeiture upon departure until vested and entitle the shareholder to all rights of common stock ownership except that they may not be sold, transferred, pledged or otherwise disposed of during the restriction period, except as noted in the following paragraph. The 2014 Plan allowed for the issuance of non-qualified stock options to employees, officers, and directors under this plan (collectively, “the Participants”). Under the 2014 Plan, options could be granted with an exercise price equal to or greater than the fair value of common stock at the grant date as determined by the Board of Directors. The stock options, if unexercised, expired seven years from the date of grant. The Company granted 45,932 Awards under the 2014 Plan, consisting of 34,821 stock options vesting equally over four years and 11,111 fully vested shares, during the year ended December 31, 2016.

As a condition to exercising stock options and acceptance of certain restricted shares, employees must have executed a Contribution and Subscription Agreement (the “Subscription Agreement”) that provided for the exchange of the shares issued for incentive units (the “Incentive Units”) in Medpace Investors upon the occurrence of certain events.  The Incentive Units were tied directly to common stock ownership in Medpace Holdings, Inc. and entitled the Incentive Unit holder to participate in the risks and rewards of owning the Company’s stock through ownership in Medpace Investors. The awards containing this condition were liability-classified instruments as they were inevitably settled in the equity of a non-consolidated related party. Restricted share awards excluding the requirement to execute a Contribution and Subscription Agreement and settlement in common shares of Medpace Holdings, Inc. were equity-classified instruments.

At the grant date for RSAs that were liability-classified, restricted shares were legally issued and exchanged for MPI Incentive Units on behalf of the employee.  If the RSAs were not yet vested and an employee left the Company’s employment, the restricted shares of Medpace Holdings, Inc. reverted back to the Company and were available for re-issuance under the 2014 Plan.  Upon the vesting of RSAs and RSUs and upon the exercise of stock options, the stock-based compensation liability was settled by exchanging the Company’s stock for MPI Incentive Units.  If an employee left the Company’s employment after they vested in the Awards and the exchange for Incentive Units was made, Medpace Investors may exercise a call option to repurchase an employee’s Incentive Units at a price determined by the manager and majority unit holder of Medpace Investors, who is also the chief executive officer of Medpace.  If Medpace Investors exercised the call right, it could do so up to the later of twelve months following the employee’s departure date or six months following the determination that the former employee was directly or indirectly engaged in competitive business activities.

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

Option Awards Modification

As a result of the Company’s IPO, a condition of all outstanding stock options issued before August 10, 2016 under the 2014 Plan that previously required the exchange of the shares issued for incentive units in the equity of a non-consolidated related party was dissolved. All future exercises of options issued pursuant to the 2014 Plan will now settle in shares of the Company. As a result of the modification in the settlement condition, the options will now be equity-classified instruments and changes in the fair value of the stock compensation liability that occur during the requisite service period are no longer recognized. According to the authoritative guidance for stock-based compensation, at modification the Company should recognize additional stock-based compensation expense in the amount of the incremental fair value of the modified award. As a result, the Company recognized $3.1 million of incremental stock-based compensation expense during the year ended December 31, 2016. In addition, the $10.5 million stock-based compensation liability associated with the modified stock options was reclassified to additional paid-in capital as a result of the change to equity classification. There is no stock-based compensation liability for the years ended December 31, 2017 and 2016.

Equity Awards

Valuation Assumptions

The Company determines the fair value of stock options using the Black-Scholes-Merten option pricing model (the “BSM Model”). The BSM Model is primarily affected by the fair value of the Company’s common stock (see restricted share valuation discussion below), the expected holding period for the option, expected stock price volatility over the term of the awards, the risk-free interest rate, and expected dividends.

The following table sets forth the key weighted-average assumptions used in the BSM Model to calculate the fair value of options:

	Year Ended December 31,
	2017	2016	2015
Expected holding period - years	5.4	3.6	4.2
Expected volatility	28.0%	30.2%	36.4%
Risk-free interest rate	2.0%	1.0%	1.2%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the table above reflect both grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting and reflect a fair value calculation for stock options outstanding in the period subject to liability-classified stock compensation accounting.  Subsequent to August 10, 2016, all outstanding stock based awards are subject to equity classification through either modifications of the award terms and conditions that occurred during the years ended December 31, 2016 and 2015, or based on terms and conditions applicable as of the grant date.

The expected holding period represents the period of time the grants are expected to be outstanding. The Company uses the simplified method, as prescribed by accounting guidance governing such awards, to calculate the expected holding period for options granted to employees as we do not have sufficient historical evidence data to provide a reasonable basis upon which to estimate the expected holding period. For options valued by the Company for the years ended December 31, 2017, 2016 and 2015, the expected holding period is based on an average between the midpoint of the vesting date and the expiration date of the options.

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

The following table summarizes the grant date fair values of stock options and restricted shares issued during the period as well as the allocation of stock-based compensation expense to Direct costs, excluding depreciation and amortization, and Selling, general and administrative reported in the consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
Weighted average, grant date fair value
Stock Options	$8.54	$6.91	$3.81
Restricted shares (RSAs and RSUs)	$31.90	$15.08	$12.53

Stock-based compensation expense allocated to:
Direct costs, excluding depreciation and amortization	$2,128	$5,555	$9,243
Selling, general, and administrative	2,335	4,260	13,081
Total stock-based compensation expense	$4,463	$9,815	$22,324

Award Activity

The following table sets forth the Company’s stock option activity:

	Year Ended December 31,
	2017		2016		2015
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Shares	Exercise Price
Outstanding - beginning of Period	2,350,166	$17.57	1,794,709	$15.42	1,091,048	$14.40
Granted	853,896	$28.67	683,001	$22.80	889,849	$16.67
Exercised	(116,787)	$15.52	(36,980)	$14.50	(17,404)	$14.41
Forfeited/Expired	(304,407)	$20.55	(90,564)	$15.85	(168,784)	$15.53
Outstanding - end of period	2,782,868	$20.73	2,350,166	$17.57	1,794,709	$15.42

Exercisable - end of period	917,592	$15.40	647,343	$15.22	242,777	$14.40

The following table sets forth the Company’s Restricted Share activity:

	Year Ended December 31,
	2017	2016	2015
	Shares	Shares	Shares
Outstanding and unvested - beginning of period	59,258	90,697	407,171
Granted	156,000	11,111	1,253,924
Vested	(29,629)	(41,069)	(1,530,547)
Forfeited	(2,000)	(1,481)	(39,851)
Outstanding and unvested - end of period	183,629	59,258	90,697

Cumulative vested shares - end of period	1,884,287	1,854,658	1,813,589

During the years ended December 31, 2017, 2016 and 2015, 0, 11,111 and 583,021 Restricted Shares were granted and immediately vested upon issuance (the “Vested Shares”), respectively. There was no stock-based compensation liability related to Restricted Shares as of the year ended December 31, 2017 and 2016. The stock-based compensation liability related to 231,229 Vested Shares granted during the year ended December 31, 2015 was settled by exchanging the awards for Medpace Investors’ Incentive Units. The stock-based liability related to the residual 351,851 Vested Shares granted during the year ended December 31, 2015 was settled by exchanging the awards for the Company’s common stock.

The following table summarizes information about stock options expected to vest, stock options exercisable, and unvested restricted share awards expected to vest at December 31, 2017:

	Weighted Average			Weighted Average
	Exercise	Stock	Restricted	Remaining
	Price	Options	Shares	Life (Years)
December 31, 2017
Number of stock options expected to vest	$20.73	2,782,868	-	4.9
Number of Restricted Shares expected to vest		-	183,629
Total expected to vest - December 31, 2017		2,782,868	183,629
Total stock options exercisable - December 31, 2017	$15.40	917,592		3.8
Unrecognized compensation cost - December 31, 2017 (in thousands)		$8,833	$4,745
Weighted average years over which unrecognized compensation cost will be recognized		1.9	3.3

The following table sets forth the aggregate intrinsic value of stock options exercised, the fair values of awards vested, and share based liabilities settled during the respective periods (in thousands):

	Year Ended December 31,
	2017	2016	2015
Total intrinsic value of stock options exercised	$1,619	$403	$(36)
Total grant-date fair value of stock options vested	$1,317	$1,384	$1,168
Total grant-date fair value of restricted shares vested	$447	$614	$18,284
Total settlement date fair value of restricted shares vested	$1,074	$1,236	$21,134
Total share-based liabilities settled	$-	$76	$16,858
The actual tax benefits recognized related to stock-based compensation totaled $0.5 million, $1.0 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

11. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan that covers substantially all U.S. employees. Participants can elect to contribute up to 50% of their eligible earnings on a pre-tax basis, subject to Internal Revenue Service annual limitations.

The U.S.-based plan offers a year-end employer matching contribution, requiring the participant to be an employee at year-end to qualify for the match. Participants with one year or more of service are eligible for the matching contribution. Participants fully vest in the employer contributions after three years of service. The employer contribution represents a percentage of a participant’s eligible compensation. The Company’s 401(k) Plan costs were $2.3 million, $2.0 million and $1.7 million during the years ended December 31, 2017, 2016 and 2015, respectively, and were allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations.

The Company has various defined contribution arrangements for eligible employees of non-U.S. entities. These defined contribution arrangements provide employees with retirement savings and life insurance benefits. The Company incurred expenses related to these arrangements of $0.9 million, $0.7 million and $0.7 million in the years ended December 31, 2017, 2016 and 2015, respectively, and were allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations.

The Company is also required to pay certain minimum statutory post-employment benefits. The Company recognizes a liability and the associated expense for these benefits when it is probable that employees are entitled to the benefit.

12. INCOME TAXES

US Tax Reform

The “Tax Cuts and Jobs Act” (TCJA) was enacted on December 22, 2017 and it significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes a reduction in the U.S. federal tax rate from 35% to 21%, allows for the expensing of capital expenditures, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign sourced earnings and puts into effect the migration from a “worldwide” system of taxation to a territorial system.

The Company has not completed its accounting for the income tax effects of the TCJA. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts in accordance with SEC Staff Accounting Bulletin No. 118. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the TCJA.

The Company's accounting for the following elements of the TCJA is incomplete. However, the Company was able to make reasonable estimates of certain effects and, therefore, has recorded provisional amounts as follows:

•

Revaluation of the Deferred Credit, deferred tax assets and liabilities and other miscellaneous tax attributes: The TCJA reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. In addition, the TCJA makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation. The Company has evaluated these changes and has recorded a provisional tax benefit of $3.4 million. The Company is still completing its calculation of the impact of these changes on its deferred tax balances.

•

Transition tax on unrepatriated foreign earnings: The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and has recorded a provisional Transition Tax expense of $0.6 million. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax to complete its calculation of E&P as well as the final determination of non-U.S. income taxes paid.

The Company's accounting for the following elements of the TCJA is incomplete, and it has not yet been able to make reasonable estimates of the effects of these items. Therefore, no provisional amounts were recorded.

•

Indefinite reinvestment assertion: Beginning in 2018, the TCJA provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. The Company has accrued the Transition Tax on the deemed repatriated earnings that were previously indefinitely reinvested. The Company is still evaluating the impacts of the TCJA related to its remaining outside basis differences and how the TCJA will affect the Company's current accounting position to indefinitely reinvest unremitted foreign earnings. The Company expects to finalize its conclusion related to its indefinite reinvestment assertion during the measurement period.

•

Global intangible low taxed income (GILTI): The TCJA creates a new requirement that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of ASC 740. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the TCJA or make an accounting policy election for the ASC 740 treatment of the GILTI tax. Therefore, the Company has not recorded any amounts related to potential GILTI tax in its financial statements and has not yet made a policy decision regarding whether to record deferred taxes on GILTI.

The Company files income tax returns for U.S. federal and various U.S. states, as well as various foreign jurisdictions. The liabilities for unrecognized tax benefits are carried in Other long-term liabilities on the consolidated balance sheets because the payment of cash is not anticipated within one year of the balance sheet date.

The components of income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$52,986	$18,016	$(12,294)
Foreign jurisdictions	$3,959	$3,941	$4,464
Income (loss) before income taxes	$56,945	$21,957	$(7,830)

Income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2017
U.S. Federal	$10,953	$3,466	$14,419
U.S. state and local	2,032	51	2,083
Foreign jurisdictions	1,576	(255)	1,321
	$14,561	$3,262	$17,823

Year ended December 31, 2016
U.S. Federal	$15,105	$(8,784)	$6,321
U.S. state and local	1,636	(524)	1,112
Foreign jurisdictions	710	389	1,099
	$17,451	$(8,919)	$8,532

Year ended December 31, 2015
U.S. Federal	$11,067	$(11,995)	$(928)
U.S. state and local	1,119	(761)	358
Foreign jurisdictions	1,372	41	1,413
	$13,558	$(12,715)	$843

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows (in thousands):

	Year Ended December 31,
	2017		2016		2015
Income tax expense calculated at the federal statutory rate	$19,931	35.0%	$7,685	35.0%	$(2,740)	35.0%
Effect of:
State and local taxes, net of federal benefit	1,606	2.8	912	4.2	487	(6.2)
Tax on foreign earnings, net of tax credits and deductions	(69)	(0.1)	(26)	(0.1)	(330)	4.2
Tax reform adjustment	(3,418)	(6.0)
Deferred credit	(1,053)	(1.9)
Change in valuation allowance	-	-	-	-	-	-
Permanent items:
Goodwill impairment	-	-	-	-	2,106	(26.9)
Stock-based awards	(179)	(0.3)	(534)	(2.4)	778	(9.9)
Tax reform adjustment	574	1.0	-	-	-	-
Other	483	0.9	174	0.8	185	(2.4)
State/Local tax credits	(1,187)	(2.1)	(1,049)	(4.8)	(931)	11.9
Change in liability for uncertain tax positions	1,141	2.0	1,212	5.5	1,250	(16.0)
Other	(6)	(0.0)	158	0.7	38	(0.5)
	$17,823	31.3%	$8,532	38.9%	$843	(10.8)%

Components of the Company’s net deferred tax asset (liability) included in the consolidated balance sheets consisted of the following at December 31 (in thousands):

	2017	2016
Deferred tax assets:
Accrued liabilities	$17,563	$19,393
Depreciation and amortization	980	1,787
Foreign operating loss carryforward	246	246
U.S. federal tax credits and carryforward	8,152	-
U.S. state and local tax credits and carryforward	1,799	385
Other	667	1,209
Valuation allowance	(2,394)	(987)
Total deferred tax assets	27,013	22,033

Deferred tax liabilities:
Depreciation and amortization	(20,117)	(33,436)
Prepaid expenses	(572)	(310)
Other	(541)	(220)
Total deferred tax liabilities	(21,230)	(33,966)
Net deferred tax asset (liability)	$5,783	$(11,933)

The deferred tax asset attributable to U.S federal tax credits and carryforwards includes $8.0 million of U.S. federal operating loss carryforwards that will expire at various times from 2031 to 2037 if not utilized. U.S. state and local tax credits and carryforwards above includes $1.3 million for U.S. state and local operating loss carryforwards that will expire at various times from 2026 to 2032 if not utilized.

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

In May 2017, the Company acquired Nephrogenex which included deferred tax assets of $22.2 million, consisting of tax effected net operating losses in the amount of $13.5 million, tax effected capitalized research and development expenses of $8.5 million and tax effected federal tax credits of $0.2 million, and deferred tax liabilities of $0.1 million. See Note 2 for further description of the asset acquisition that occurred in the second quarter of 2017.

Annual activity related to the Company’s valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning Balance	$987	$1,021	$1,086
Additions charged to expense	-	-	-
Additions due to asset acquisition	2,033	-	-
Reductions from utilization, reassessments and expirations	3	(34)	(65)
Remeasurement due to effect of tax reform	(629)	-	-
Ending Balance	$2,394	$987	$1,021

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning Balance	$5,698	$2,604	$1,353
Increases in tax positions for prior years	5	-	-
Decreases in tax positions for prior years	-	(196)	(14)
Increases in tax positions for current year	1,187	3,365	1,265
Lapse in statute of limitations	-	(75)	-
Ending Balance	$6,890	$5,698	$2,604

Interest and penalties associated with uncertain tax positions are recognized as components of Income tax provision in the consolidated statements of operations. There was no material change to tax-related interest and penalties during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017 and 2016, respectively, the Company has a liability for interest and penalties of $1.4 million and $1.0 million that is associated with related tax liabilities of $5.9 million and $4.3 million for uncertain tax positions.

The Company operates in various foreign, state and local jurisdictions. The number of tax years for which the statute of limitations remains open for foreign, state and local jurisdictions varies by jurisdiction and is approximately four years (2013 through 2017). For federal tax purposes, the Company’s open tax years are 2014 through 2017.

13. MISCELLANEOUS EXPENSE, NET

Miscellaneous expense, net consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net loss on foreign-currency transactions	$(1,004)	$(660)	$(1,307)
Other income	650	237	174
Miscellaneous expense, net	$(354)	$(423)	$(1,133)

14. RELATED PARTY TRANSACTIONS

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at December 31, 2017 and 2016, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the consolidated balance sheets, respectively, depending on the contractual repayment date.

Management Fees

In conjunction with the IPO, the Advisory Services Agreement with Cinven Capital Management (V) General Partner Limited (“Cinven”) expired. Subsequent to the IPO, the Company pays fees for director services provided by Cinven employees that are members of the Company’s Board of Directors and any related committees. The director fees are paid directly to Cinven in accordance with the Company’s non-employee director compensation policy. During the years ended December 31, 2016 and 2015, the Company incurred management fees to Cinven of $0.2 million and $0.3 million, respectively. During the years ended December 31, 2017 and 2016, the Company incurred director fees of $0.1 million, respectively. In connection with these fees, Cinven incurred related travel expenses of $0.1 million, respectively, during the years ended December 31, 2017, 2016 and 2015. As of

December 31, 2017 and 2016, the Company had outstanding accounts payable to Cinven of less than $0.1 million and $0.1 million, respectively.

Service Agreements

Symplmed Pharmaceuticals, LLC (“Symplmed”)

Medpace Investors LLC, a noncontrolling shareholder of the Company that is owned by employees of the Company and managed by our chief executive officer, has a majority ownership interest in Symplmed Pharmaceuticals, LLC (“Symplmed”), a private pharmaceutical development company. In addition, the chief executive officer and other executives of the Company are board members of Symplmed. The Company has operated under a Master Services Agreement (“MSA”) with Symplmed since 2013 (amended in 2014) to perform clinical trial related services. Certain task orders governed by this arrangement were amended in the third quarter of 2016, changing the fee structure from unitized in nature to time and materials and revised pricing based on the Company’s leveraging of this work to develop and enhance certain new service capabilities. The Company has evaluated its relationship with Symplmed and concluded that Symplmed is not a variable interest entity because the Company has no direct ownership interest or relationship other than the MSA. During the years ended December 31, 2017, 2016 and 2015, the Company recognized related party transactions of less than $0.1 million, less than $(0.1) million and $1.2 million as service revenue in the consolidated statements of operations, respectively.

Coherus BioSciences, Inc. (“Coherus”) and MX II Associates, LLC (“MXII”)

The chief executive officer of the Company is a member of Coherus BioSciences, Inc.’s (“Coherus”) board of directors. During 2011 a related party of the Company in which the Company’s chief executive officer is the managing member, MXII, made an investment in Coherus. In early 2012 the Company made a $2.5 million investment in Coherus. Concurrent with the initial investment, MXII secured the exclusive rights for Medpace to perform Phase I through Phase III clinical trial work for certain Coherus’ “bio-similar” drug compounds executed through a MSA. In return, Medpace agreed to pay a 10% sales commission to MXII on cash received from Coherus. The commission agreement between the Company and MXII was terminated during 2015 but did not impact the MSA between the Company and Coherus. The agreement provides for a minimum fee commitment for clinical trial services and is cancelable without cause by either party upon 30 days prior notice. Medpace paid commissions of $1.1 million during the year ended December 31, 2015, which was recorded in Selling, general and administrative in the consolidated statements of operations. During the years ended December 31, 2017, 2016 and 2015, the Company recognized service revenue of $8.0 million, $22.3 million and $22.1 million from Coherus in the Company’s consolidated statements of operations, respectively. In addition, the company recognized Reimbursed out-of-pocket revenue and Reimbursed out-of-pocket expenses with Coherus in the consolidated statements of operations of $1.3 million, $5.1 million and $6.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the Company had Accounts receivable and unbilled, net from Coherus of $0.3 million and $2.0 million recorded in the consolidated balance sheets, respectively. In addition, the Company had Advanced billings of $1.5 million and $6.3 million and Pre-funded study costs of $1.0 million and $3.8 million with Coherus recorded in the consolidated balance sheets at December 31, 2017 and 2016, respectively.

Xenon Pharmaceuticals, Inc. (“Xenon”)

Certain executives and employees of the Company, including the chief executive officer, have held equity investments in Xenon, a clinical-stage biopharmaceutical company. In addition, a Medpace employee was a director of Xenon until May 2015. During the second quarter of 2017, the chief executive officer sold his entire equity position held in Xenon. Xenon is no longer considered to be a related party subsequent to this sale. During July 2015 the Company and Xenon entered into an amended MSA agreement for the Company to provide clinical trial related services. The Company recognized service revenue from Xenon of $0.6 million, $1.3 million and $0.7 million during the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, respectively, in the Company’s consolidated statements of operations. In addition, the Company recognized Reimbursed out-of-pocket revenue and Reimbursed out-of-pocket expenses with Xenon in the consolidated statements of operations of $0.1 million, $0.2 million and less than $0.1 million during the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company had Accounts receivable and unbilled, net from Xenon of $0.3 million recorded in the consolidated balance sheets. As of December 31, 2016, the

Company had, from Xenon, $1.3 million of Advanced billings and $0.1 million of Pre-funded study costs, in the consolidated balance sheets.

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. During the first quarter of 2016, it was announced that a Medpace employee would join Cymabay’s board of directors. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. The Company recognized service revenue from Cymabay of $0.6 million, $0.3 million and $0.1 million during the years ended December 31, 2017, 2016 and 2015, respectively, in the Company’s consolidated statements of operations. As of December 31, 2017 and 2016, the Company had Accounts receivable and unbilled, net from Cymabay of $0.1 million and less than $0.1 million recorded in the consolidated balance sheets, respectively.

LIB Therapeutics LLC (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers and/or have equity investments in LIB. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized service revenue from LIB of $1.4 million and $0.2 million during the years ended December 31, 2017 and 2016 in the Company’s consolidated statements of operations, respectively. As of December 31, 2017 and 2016, the Company had, from LIB, Advanced billings of $0.2 million and less than $0.1 million in the consolidated balance sheets, respectively. In addition, the Company had Accounts receivable and unbilled, net from LIB of $0.5 million and less than $0.1 million in the consolidated balance sheets at December 31, 2017 and 2016, respectively.

CinRX Pharma (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the year ended December 31, 2017, the Company recognized service revenue from CinRx of $0.4 million in the Company’s consolidated statements of operations.

Medpace Investors, LLC

Medpace Investors is a noncontrolling shareholder and related party of Medpace Holdings, Inc. Medpace Investors is owned and managed by employees of the Company. The Company’s chief executive officer is also the manager and majority unit holder of Medpace Investors. The Company acts as a paying agent for Medpace Investors with taxing authorities principally in instances when employee tax payments or remittance of withholdings related to equity compensation are required. During the years ended December 31, 2016 and 2015, the Company paid $0.8 million and $0.9 million to various taxing authorities on behalf of Medpace Investors. During the year ended December 31, 2016, the Company received $0.3 million from Medpace Investors for receivables owed to the Company from Symplmed. Additionally, the Company paid approximately $0.3 million to Medpace Investors due to the settlement of certain liabilities related to the Merger Agreement between the sellers (led by CCMP) and the buyers (led by Cinven).

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

Leased Real Estate

Headquarters Lease

The Company has entered into operating leases for its corporate headquarters and a storage space facility with an entity that is wholly owned by the Company’s chief executive officer. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the leases. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The lease for storage space was through June 2016 and was leased on a month to month basis, thereafter. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the properties. Annual base rent for the corporate headquarters is $2.1 million and allows for adjustments to the rental rate annually for increases in the consumer price index. Lease expense recognized for the years ended December 31, 2017, 2016 and 2015 was $2.1 million, respectively. The lease expense was allocated between Direct costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations.

Deemed Assets and Deemed Landlord Liabilities

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. In accordance with the accounting guidance related to leases, the Company was deemed in substance to be the owner of the property during the construction phase and at completion. Accordingly, the Company reflected the buildings and related liabilities as deemed assets from landlord building construction in Property and equipment, net, Other current liabilities, and Deemed landlord liabilities, respectively, on the consolidated balance sheets. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The deemed assets are being fully depreciated, on a straight line basis, over the 15-year term of the lease. Deemed landlord liabilities are recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties. Accretion expense is being recorded over the term of the lease as a component of Interest expense, net in the Company’s consolidated statements of operations. The Company paid $3.8 million, $3.7 million and $3.4 million during the years ended December 31, 2017, 2016 and 2015, respectively. The current and long-term portions of the Deemed landlord liability at December 31, 2017 were $1.9 million and $26.6 million, respectively. The current and long-term portions of the Deemed landlord liability at December 31, 2016 were $1.7 million and $28.5 million, respectively. The Company has recognized $16.3 million and $18.1 million, respectively, of deemed assets, net at December 31, 2017 and 2016 in the consolidated balance sheets.

Travel Services

Reynolds Jet Management

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the senior vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $1.1 million, $1.0 million and $0.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. These travel expenses are recorded in Selling, general and administrative in the Company’s consolidated statements of operations.

Common Stock Purchases

During 2015, an employee of the Company entered into a stock purchase agreement (“SPA”) with the Company that permitted the purchase of 37,037 shares of the Company’s common stock at the then-current value for those shares. There was no stock-based compensation expense recognized in relation to the SPA due to no required services to be rendered in exchange for shares. The proceeds from this SPA are reflected as Proceeds from sale of common stock in the consolidated statement of cash flows for the year ended December 31, 2015.

Assets and Obligations Related to Former Owners

Pursuant to the Medpace, Inc. Stock Purchase Agreement dated June 17, 2011 (the “Predecessor Purchase Agreement”), certain tax indemnifications between the sellers (a group led by the former majority shareholder who is the current chief executive officer, the “Former Owners”) and the buyers (led by CCMP) were entered into regarding contingencies that could arise after the June 17, 2011 transaction, as well as tax payments or refunds that were finalized after June 17, 2011 but which relate to periods prior to the Predecessor Purchase Agreement date. In February 2015, a settlement was reached with a local taxing authority regarding the refund of income tax payments made by the Company prior to June 17, 2011. The transactions were all fully settled in 2017. On the consolidated balance sheets at December 31, 2016, the Company had $0.1 million in Prepaid expenses and other current assets and Other assets related to the tax refund due from the local taxing authority and $0.1 million in Other current liabilities and Other long-term liabilities representing the obligation to the Former Owners. The Company had less than $0.1 million in Prepaid expenses and other current assets and $0.0 million in Other current liabilities on the consolidated balance sheets at December 31, 2016, associated with refunds from various other taxing authorities that were generated prior to June 17, 2011.

15. CASH FLOW STATEMENT – SUPPLEMENTAL INFORMATION

During the year ended December 31, 2017, the Company engaged in the following significant non-cash investing and financing activities:

•

Acquired net assets totaling $0.7 million consisting of net Deferred tax assets of $21.1 million, offset by net Deferred tax liabilities of $0.1 million and Deferred credits of $20.3 million in exchange for Accounts receivable and unbilled, net of $0.6 million and Other assets of $0.1 million.

16. ENTITY WIDE DISCLOSURES

Operations By Geographic Location

The Company conducts operations in North America, Europe, Africa, Asia-Pacific and Latin America through wholly-owned subsidiaries and representative sales offices. The Company attributes service revenue to geographical locations based upon the location of the contracting entity. For the years ended December 31, 2017 and 2016, service revenue attributable to the U.S. represented approximately 98%, respectively, of total consolidated service revenue, net.

The following table summarizes property and equipment, net by geographic region and is further broken down to show countries which account for 10% or more of total as of December 31, if any (in thousands):

	2017	2016
Property and equipment, net:
United States	$37,535	$34,817
Europe	9,266	7,436
Other	1,938	1,552
Total property and equipment, net	$48,739	$43,805

17. QUARTERLY FINANCIAL DATA (unaudited)

The following table summarizes the Company's unaudited quarterly results of operations (in thousands, except per share data):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Service revenue, net	$93,781	$94,552	$98,681	$99,448
Direct costs, excluding depreciation and amortization	51,105	51,955	53,144	55,569
Income from operations	15,944	16,279	17,198	15,437
Net income	8,447	9,553	9,831	11,291
Net income per share attributable to common shareholders - Basic	$0.21	$0.24	$0.25	$0.30
Net income per share attributable to common shareholders - Diluted	$0.20	$0.23	$0.25	$0.30

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Service revenue, net	$87,800	$92,633	$94,812	$95,376
Direct costs, excluding depreciation and amortization	46,981	49,234	51,221	51,074
Income (loss) from operations	12,869	14,114	12,617	12,890
Net income (loss)	3,448	4,962	5,036	(21)
Net income (loss) per share attributable to common shareholders - Basic	$0.11	$0.15	$0.14	$(0.00)
Net income (loss) per share attributable to common shareholders - Diluted	$0.11	$0.15	$0.13	$(0.00)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement (or the “2018 Proxy Statement”) to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

MEDPACE HOLDINGS, INC.

By:	/s/ JESSE J. GEIGER
	Name:	Jesse J. Geiger
	Title:	Chief Financial Officer, and Chief Operating Officer, Laboratory Operations

	Date:	February 27, 2018

We, the undersigned, hereby severally constitute and appoint Dr. August J. Troendle and Jesse J. Geiger, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names and capacities below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ AUGUST J. TROENDLE	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dr. August J. Troendle		February 27, 2018

/s/ JESSE J. GEIGER	Chief Financial Officer, and Chief Operating Officer, Laboratory Operations (Principal Financial and Accounting Officer)
Jesse J. Geiger		February 27, 2018

/s/ BRUCE BROWN	Director
Bruce Brown		February 27, 2018

/s/ BRIAN T. CARLEY	Director
Brian T. Carley		February 27, 2018

/s/ ROBERT O. KRAFT	Director
Robert O. Kraft		February 27, 2018

/s/ DR. SUPRAJ R. RAJAGOPALAN	Director
Dr. Supraj R. Rajagopalan		February 27, 2018

/s/ ANASTASYA MOLODYKH	Director
Anastasya Molodykh		February 27, 2018

/s/ JOHN R. RICHARDSON	Director
John R. Richardson		February 27, 2018