Form 10-Q
period 2018-03-31
Medpace Holdings, Inc.
filed 2018-05-01
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,507,414 shares outstanding as of April 27, 2018

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	March 31,	December 31.
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$22,245	$26,485
Restricted cash	7	7
Accounts receivable and unbilled, net (includes $1.3 million and $1.0 million with related parties at March 31, 2018 and December 31, 2017, respectively)	110,654	83,079
Prepaid expenses and other current assets	20,848	20,400
Total current assets	153,754	129,971
Property and equipment, net	51,079	48,739
Goodwill	660,981	660,981
Intangible assets, net	91,349	98,740
Deferred income taxes	9,970	6,343
Other assets	5,891	5,943
Total assets	$973,024	$950,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,924	$16,674
Accrued expenses	63,576	23,673
Pre-funded study costs (includes $1.0 million with related parties at December 31, 2017)	-	57,406
Advanced billings (includes $0.3 million and $1.7 million with related parties at March 31, 2018 and December 31, 2017, respectively)	126,387	73,756
Current portion of long-term debt	16,500	16,500
Other current liabilities	8,105	4,697
Total current liabilities	232,492	192,706
Long-term debt, net, less current portion	181,067	205,111
Deemed landlord liability, less current portion	26,091	26,602
Deferred income tax liability	596	560
Deferred credit	11,265	11,468
Other long-term liabilities	10,440	10,740
Total liabilities	461,951	447,187
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; 35,504,675 and 35,466,510 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	355	355
Treasury stock - 200,000 shares at March 31, 2018 and December 31, 2017	(6,030)	(6,030)
Additional paid-in capital	632,374	630,341
Accumulated deficit	(115,521)	(120,402)
Accumulated other comprehensive loss	(105)	(734)
Total shareholders’ equity	511,073	503,530
Total liabilities and shareholders’ equity	$973,024	$950,717

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended
	March 31,
	2018	2017
Revenue:
Revenue, net (includes $1.5 million with related parties for the three months ended March 31, 2018)	$163,077	$-
Service revenue, net (includes $4.0 million with related parties for the three months ended March 31, 2017)	-	93,781
Reimbursed out-of-pocket revenue (includes $0.7 million with related parties for the three months ended March 31, 2017)	-	12,830
Total revenue	163,077	106,611
Operating expenses:
Direct service costs, excluding depreciation and amortization	60,341	51,105
Reimbursed out-of-pocket expenses	56,913	12,830
Total direct costs	117,254	63,935
Selling, general and administrative	15,999	15,154
Depreciation	2,314	2,130
Amortization	7,391	9,448
Total operating expenses	142,958	90,667
Income from operations	20,119	15,944
Other expense, net:
Miscellaneous expense, net	(153)	(372)
Interest expense, net	(2,309)	(1,794)
Total other expense, net	(2,462)	(2,166)
Income before income taxes	17,657	13,778
Income tax provision	3,106	5,331
Net income	$14,551	$8,447
Net income per share attributable to common shareholders:
Basic	$0.41	$0.21
Diluted	$0.40	$0.20
Weighted average common shares outstanding:
Basic	35,486	40,669
Diluted	36,449	41,508

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended
	March 31,
	2018	2017
Net income	$14,551	$8,447
Other comprehensive income
Foreign currency translation adjustments, net of taxes	629	596
Comprehensive income	$15,180	$9,043

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,551	$8,447
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,314	2,130
Amortization	7,391	9,448
Stock-based compensation expense	1,467	1,034
Amortization of debt issuance costs and discount	159	165
Deferred income tax benefit	(248)	(410)
Amortization and adjustment of deferred credit	(203)	-
Other	(32)	(252)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(17,760)	(2,292)
Prepaid expenses and other current assets	(214)	(247)
Accounts payable	699	(1,331)
Accrued expenses	5,268	(10,508)
Pre-funded study costs	-	(3,497)
Advanced billings	6,817	(5,246)
Other assets and liabilities, net	3,089	1,884
Net cash provided by (used in) operating activities	23,298	(675)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(3,951)	(4,374)
Other	23	16
Net cash used in investing activities	(3,928)	(4,358)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	566	193
Payment of debt	(4,125)	(3,094)
Payments on revolving loan	(20,000)	-
Payment of deemed landlord liability	(451)	(404)
Net cash used in financing activities	(24,010)	(3,305)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	400	540
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,240)	(7,798)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	26,492	37,407
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$22,252	$29,609

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2018

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements include the accounts of the Company, are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes could differ from management’s estimates and assumptions. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(2) Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 3 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting Accounting Standards Codification Topic 606 (“ASC 606”) are discussed below:

Revenue Recognition

We generally enter into contracts with customers to provide services ranging in duration from a few months to several years. The contract terms generally provide for payments based on a fixed-fee or unit-of-service arrangement. We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018. Revenue on contracts is recognized when or as we satisfy the contract performance obligations, at the amount that reflects our cumulative progress toward delivery of the performance obligation. This progress assessment is applied to the amount of consideration to which we expect to be paid for delivery of the performance obligation. Our performance obligations are generally satisfied over time and related revenue is recognized as services are provided to meet these obligations.

Contract Assumptions

An arrangement is accounted for as a contract within the scope of ASC 606 when the Company and its customers approve the contract, are committed to perform their respective obligations, each party can identify its rights regarding the goods or services to be transferred, commercial substance is present, and it is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

For our services to meet this criteria, contracts generally need to be written, pending regulatory hurdles required to commence work must be cleared, the study protocol must be completed, the customer must have adequate funding or reasonable path to funding to execute the contracted portion of the study, and the study must be actively moving forward. Once these criteria have been met, it is deemed that the Company and its customers are committed to perform their respective obligations. Depending on the timing of when these criteria are met, revenue recognition may vary significantly on a period over period basis.

Accounting for contracts performed over a period of time involves the use of various assumptions to estimate total contract revenue and costs. We estimate expected costs to complete a contract and recognize contracted revenue over the life of the contract as those costs are incurred.

Cost estimates are based on a detailed project budget and are developed based on many variables, including, but not limited to, the scope of the work, the complexity of the study, the participating geographic locations and the Company’s historical experience. To assist with the estimation of costs expected at completion over the life of a project, regular contract reviews are performed in which performance to date is compared to the most current estimate to complete assumptions. The reviews include an assessment of costs incurred to date compared to expectations based on budget assumptions and other circumstances specific to the project. The total estimated costs necessary to complete is updated and any revisions to the existing cost estimate results in cumulative adjustments to the amount of revenue recognized in the period in which the revisions are identified. In the case of cost estimates related to activities legally contracted as reimbursable in nature, including but not limited to investigator fee activity, these estimates also influence our assumed contract value and assumed remaining performance obligations. Because of the uncertainties inherent in estimating the costs necessary to fulfill contractual obligations, it is possible that estimates may change in the near term, resulting in a material change in revenue reported.

Contracts generally provide for pricing modifications upon scope of work changes. We recognize revenue, at an amount to which we expect to be entitled, related to work performed in connection with scope changes when the underlying services are performed and a binding contractual commitment has been established with the customer. If our customers do not agree to contract changes upon changes in our scope of work, we could be exposed to cost overruns and reduced contract profitability. Costs are not deferred in anticipation of contracts being awarded or amendments being finalized, but are expensed as incurred.

Most contracts are terminable by the customer, either immediately or according to advance notice terms specified within the contracts. These contracts require payment of fees for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract. Final settlement amounts are agreed to with the customer based on remaining work to be performed. These amounts are included in revenue when we believe the amount can be estimated reliably and its realization is probable.  In evaluating the probability of recognition, we consider the contractual basis for the settlement amount and the objective evidence available to support the amount.

Certain contracts contain volume rebate arrangements with our customers that provide for rebates if certain specified spending thresholds are met. These obligations are considered as a reduction in revenue when it appears probable that the arrangement thresholds will be met, which can be at contract inception.

We occasionally enter into incentive fee arrangements with customers that provide for additional compensation if certain defined contractual milestones or performance thresholds are met. These additional fees are included in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee and when achievement of the incentive milestone is deemed probable.  These estimates are based on anticipated performance, our best judgement at the time or ultimately, upon achievement of the threshold or milestone.

We record revenue net of any tax assessments by governmental authorities that are imposed and concurrent with specific revenue generating transactions.

Performance Obligations

Substantially all of our contracts consist of a single performance obligation, as the promise to transfer the individual services described in the contracts are not separately identifiable from other promises in the contracts, and therefore not distinct. Revenue recognition is determined by assessing the progress of performance completed or delivered to date compared to total services to be delivered under the terms of the arrangement. The measures utilized to assess progress on the satisfaction of performance are specific to the performance obligation identified in the contract.

For the majority of our contract performance obligations, we utilize the input method of cost to cost to measure progress, as the Company has determined that it is the most consistent measure of progress among contract tasks and represents the most faithful depiction of the transfer of services over the contract life. Under this method, the Company determines cost incurred to date for the services it provides compared to the total estimated costs at completion.

For certain other contractual performance obligations, the Company has determined that an output method is the best measure of progress. These relate to certain unitized contracts, and the Company recognizes revenue in the period in which the unit is delivered compared to total contracted units.

On March 31, 2018, we had approximately $915 million of performance obligations remaining to be performed for active projects.

Costs and Expenses

Total direct costs

The Company incurs costs associated with service delivery including direct labor and related employee benefits, laboratory supplies, and other expenses. These costs are recorded in Direct service costs, excluding depreciation and amortization as a component of Total direct costs in the accompanying condensed consolidated statements of operations.

In addition, the Company incurs expenses on behalf of its customers for various project expenditures including, but not limited to, investigator site payments, travel, meetings, printing, and shipping and handling fees that are reimbursed by our customers at cost.  These costs are included in Reimburseable out-of-pocket expenses as a component of Total direct costs in the accompanying condensed consolidated statements of operations.

Total direct costs are expensed as incurred and are not deferred in anticipation of contracts being awarded or finalization of changes in scope.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 ‘‘Revenue from Contracts with Customers,’’ (ASC 606) to clarify the principles of recognizing revenue and create common revenue recognition guidance between US GAAP and International Financial Reporting Standards. The new standard became effective for the Company in the first quarter 2018.

Under ASC 606, the majority of the Company’s contracts will have a single performance obligation that is satisfied over time, with revenue recognized based on overall project progress measured as of the financial statement date. This represents a change in the Company’s previous revenue accounting methodology, Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”), as a majority of contracts were accounted for under the multiple element arrangement guidance.  Under the previous revenue recognition accounting methodology, certain revenue related to reimbursable expenses was presented either as a separate line item within Reimbursable out-of-pocket revenue or net of related expenses within Service revenue, net in the condensed consolidated statements of operations.  As a result of having a single performance obligation, the Company accounts for all revenue related to reimbursable expenses on a gross basis within a single revenue line item.  Measurement of progress on contracts with customers will generally be based on the input measurement of cost incurred relative to the total expected costs to satisfy the performance obligation.

The Company elected to utilize the modified retrospective implementation method for its transition to ASC 606 as of January 1, 2018 (the “Implementation Date”).  Under this implementation method, the Company recognized the cumulative effect of initially applying the ASC 606 revenue recognition guidance to contracts that were not completed at the Implementation Date.  At the Implementation Date, the Company elected to reflect the aggregate effect of all contract modifications that occurred before January 1, 2018 in determining the satisfied and unsatisfied performance obligations and determination of the transaction price.

The cumulative effect adjustment was recorded to the opening balance of Accumulated deficit in the condensed consolidated balance sheets in the amount of $(9.7) million, with offsetting amounts of $9.8 million to Accounts receivable and unbilled, net, $3.3 million to Deferred income taxes, $34.5 million to Accrued expenses, $(57.4) million to Pre-funded study costs and $45.7 million to Advanced billings, respectively. The amounts recorded to Accounts receivable and unbilled, net, Deferred income taxes, Accrued expenses, Pre-funded study costs, and Advanced billings reflect differences between revenue recognized and billings to customers by project as well as costs incurred but not settled as of the Implementation Date.

In connection with the implementation of ASC 606 on the modified retrospective method, we are presenting additional information to assist with the comparability of select line items of the current and prior period year to date reporting in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Operations.  Below we have presented the amount by which each financial statement line item is affected in the current reporting period by the application of ASC 606 as compared with the guidance that was in effect before the change (ASC 605).

	Three Months Ended March 31, 2018
	As Reported	Adjustments	As Revised under ASC 605
Revenue:
Revenue, net	$163,077	$(163,077)	$-
Service revenue, net	-	108,428	108,428
Reimbursed out-of-pocket revenue	-	15,017	15,017
Total revenue	163,077	(39,632)	123,445
Operating expenses:
Direct service costs, excluding depreciation and amortization	60,341	-	60,341
Reimbursed out-of-pocket expenses	56,913	(41,896)	15,017
Total direct costs	117,254	(41,896)	75,358
Total operating expenses	142,958	(41,896)	101,062
Income from operations	20,119	2,264	22,383
Income before income taxes	17,657	2,264	19,921
Income tax provision	3,106	511	3,617
Net income	$14,551	$1,753	$16,304
Net income per share attributable to common shareholders:
Basic	$0.41	$0.05	$0.46
Diluted	$0.40	$0.05	$0.45
Weighted average common shares outstanding:
Basic	35,486	-	35,486
Diluted	36,449	-	36,449

ASSETS	As of March 31, 2018
Current assets:	As Reported	Adjustments	As Revised under ASC 605
Accounts receivable and unbilled, net	110,654	(12,733)	97,921
Total current assets	153,754	(12,733)	141,021
Deferred income taxes	9,970	(3,347)	6,623
Total assets	$973,024	$(16,080)	$956,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	63,576	(45,145)	18,431
Pre-funded study costs	-	57,487	57,487
Advanced billings	126,387	(40,356)	86,031
Other current liabilities	8,105	511	8,616
Total current liabilities	232,492	(27,503)	204,989
Total liabilities	461,951	(27,503)	434,448
Shareholders’ equity:
Accumulated deficit	(115,521)	11,423	(104,098)
Total shareholders’ equity	511,073	11,423	522,496
Total liabilities and shareholders’ equity	$973,024	$(16,080)	$956,944

CASH FLOWS FROM OPERATING ACTIVITIES:	Three Months Ended March 31, 2018
	As Reported	Adjustments	As Revised under ASC 605
Net income	14,551	1,753	16,304
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(17,760)	2,980	(14,780)
Accrued expenses	5,268	(10,664)	(5,396)
Pre-funded study costs	-	50	50
Advanced billings	6,817	5,370	12,187
Other assets and liabilities, net	3,089	511	3,600
Net cash (used in) provided by operating activities	23,298	-	23,298

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except for earnings per share):

	Three Months Ended
	March 31,
	2018	2017
Weighted-average shares:
Common shares outstanding	35,486	40,669
RSAs	146	59
Total weighted-average shares	35,632	40,728
Earnings per common share—Basic
Net income	$14,551	$8,447
Less: Undistributed earnings allocated to RSAs	60	12
Net income available to common shareholders—Basic	$14,491	$8,435

Net income per common share—Basic	$0.41	$0.21

Basic weighted-average common shares outstanding	35,486	40,669
Effect of diluted shares	963	839
Diluted weighted-average shares outstanding	36,449	41,508

Net income per common share—Diluted	$0.40	$0.20

During the three months ended March 31, 2018, the Company had 35,000 stock options that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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

The Company does not have any recurring fair value measurements as of March 31, 2018. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2018 or 2017.

(5) Contract Assets and Contract Liabilities

Contract assets and liabilities are reflected in the Company’s condensed consolidated balance sheets within the accounts reflected below.

Contract Assets

Accounts receivable represent amounts due from the Company’s customers who are concentrated primarily in the pharmaceutical, biotechnology, and medical device industries. Unbilled represents revenue recognized to date that has not been billed or is not yet contractually billable to the customer. In general, amounts become billable upon the achievement of negotiated contractual events, in accordance with predetermined payment schedules or when a reimbursable expense has been incurred. Amounts classified to unbilled are those billable to customers within one year from the respective balance sheet date.

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	March 31,	January 1,		December 31,
	2018	2018	Adjustments	2017
Accounts receivable	$67,616	$55,599	$-	$55,599
Unbilled receivables	43,688	37,906	9,753	28,153
Less: allowance for doubtful accounts	(650)	(673)	-	(673)
Total accounts receivable and unbilled, net	$110,654	$92,832	$9,753	$83,079

Unbilled receivables increased from $37.9 million at January 1, 2018, which includes adjustments of $9.8 million related to the adoption of ASC 606, to $43.7 million at March 31, 2018. The increase is primarily driven by revenue recognized on certain contracts in advance of customer invoicing.

Contract Liabilities

Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	March 31,	January 1,		December 31,
	2018	2018	Adjustments	2017
Advanced billings	$126,387	$119,451	$45,695	$73,756
Pre-funded study costs	$-	$-	$(57,406)	$57,406

Advanced billings increased from $119.5 million at January 1, 2018, which includes adjustments of $45.7 million related to the adoption of ASC 606, to $126.4 million at March 31, 2018. The increase is primarily driven by billing and/or collection activity in the three months ended March 31, 2018 in advance of revenue being earned for services performed.

(6) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2018	2017
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Backlog	$72,630	$72,630
Customer relationships	145,051	145,051
Developed technologies	54,475	54,475
Other	3,074	3,074
Total finite-lived intangible assets	275,230	275,230
Accumulated amortization:
Backlog	(72,630)	(72,630)
Customer relationships	(97,155)	(92,661)
Developed technologies	(43,580)	(40,856)
Other	(2,162)	(1,989)
Total accumulated amortization	(215,527)	(208,136)
Total finite-lived intangible assets, net	59,703	67,094
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$91,349	$98,740

As of March 31, 2018, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2018	$22,170
2019	14,829
2020	7,876
2021	5,114
2022	3,353
Later years	6,361
$59,703

(7) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2018	2017
Employee compensation and benefits	$14,170	$19,707
Project related reimbursable expenses	45,145	-
Other	4,261	3,966
Total accrued expenses	$63,576	$23,673

(8) Debt

Debt consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2018	2017

Revolving credit facility	$50,000	$70,000
Term loan	148,500	152,625
Less unamortized discount	(367)	(399)
Less unamortized term loan debt issuance costs	(566)	(615)
Less current portion of long-term debt	(16,500)	(16,500)
Long-term debt, net, less current portion	$181,067	$205,111

Principal payments on debt are due as follows (in thousands):

2018 (remaining)	$12,375
2019	16,500
2020	20,625
2021	149,000
Total	$198,500

The estimated fair value of the Company’s debt based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions, approximates the carrying value as of March 31, 2018 and December 31, 2017.

(9) Shareholder’s Equity and Stock-Based Compensation

The Company granted 504,500 awards to employees under the 2016 Incentive Award Plan during the three months ended March 31, 2018, consisting of 406,500 stock option awards and 98,000 restricted stock units (“RSU”), all vesting after four years. The Company granted 700,050 stock options, vesting after four years, to employees under the 2016 Incentive Award Plan during the three months ended March 31, 2017.

Award Activity

The following table sets forth the Company’s stock option activity:

	Three Months Ended March 31, 2018
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	2,782,868	$20.73
Granted	406,500	$32.05
Exercised	(38,161)	$14.83
Forfeited/Expired	(62,361)	$19.62
Outstanding - end of period	3,088,846	$22.32

Exercisable - end of period	957,504	$15.54

The following table sets forth the Company’s RSA/RSU activity:

Three Months Ended
March 31, 2018
Shares/Units
Outstanding and unvested - beginning of period	183,629
Granted	98,000
Vested	-
Forfeited	(2,000)
Outstanding and unvested - end of period	279,629

Cumulative vested shares - end of period	1,884,287

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended March 31,
	2018	2017
Total direct costs	$843	$542
Selling, general and administrative	624	492
Total stock-based compensation expense	$1,467	$1,034

(10) Income Taxes

The Company’s effective income tax rate was 17.6% and 38.7% for the three months ended March 31, 2018 and 2017, respectively. The Company’s effective income tax rate for the three months ended March 31, 2018 varied from the U.S. statutory rate of 21% primarily due to the benefit of uncertain tax positions coupled with a favorable tax impact associated with previously acquired tax attributes.

The Company recognized the income tax effects of the “Tax Cuts and Jobs Act” (TCJA) in its audited consolidated financial statements on our 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides Securities and Exchange Commission staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law. The guidance also provides for a measurement period of up to one year from the enactment date for the Company to complete the accounting for the U.S. tax law changes. As such, the Company’s 2017 financial results reflected the provisional estimate of the income tax effects of the TCJA. No subsequent adjustments have been made to the amounts recorded as of December 31, 2017, which continue to represent a provisional estimate of the impact of TCJA. Accordingly, there is no impact to the March 31, 2018 effective tax rate for such provisional amounts.  The estimate of the impact of TCJA is based on certain assumptions and the Company's current interpretation, and may change, as the Company receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time.

TCJA made broad and complex changes to the U.S. tax code, including a new tax law that may subject the Company to a tax on global intangible low-taxed income (“GILTI”) beginning in 2018. GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method. We have, however, included an estimate of the current GILTI impact in our tax provision for 2018.

(11) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of March 31, 2018 and December 31, 2017.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of March 31, 2018.

(12) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at March 31, 2018 and December 31, 2017, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreements

Coherus BioSciences, Inc. (“Coherus”)

The chief executive officer of the Company was a member of Coherus’s board of directors until his resignation in the first quarter of 2018. Coherus is no longer considered a related party as of the first quarter of 2018. During the three months ended March 31, 2017, the Company recognized service revenue from Coherus of $3.3 million in the Company’s condensed consolidated statements of operations.  In addition, the company recognized Reimbursed out-of-pocket revenue with Coherus in the condensed consolidated statements of operations of $0.6 million during the three months ended March 31, 2017. As of December 31, 2017, the Company had Accounts receivable and unbilled, net from Coherus of $0.3 million recorded in the condensed consolidated balance sheets. As of December 31, 2017, the Company had, from Coherus, $1.5 million of Advanced billings and $1.0 million of Pre-funded study costs, in the condensed consolidated balance sheets.

Xenon Pharmaceuticals, Inc. (“Xenon”)

Certain executives and employees of the Company, including the chief executive officer, have held equity investments in Xenon, a clinical-stage biopharmaceutical company. During the second quarter of 2017, the chief executive officer sold his entire equity position held in Xenon. Xenon is no longer considered to be a related party subsequent to this sale. The Company recognized service revenue from Xenon of $0.5 million during the three months ended March 31, 2017 in the Company’s condensed consolidated statements of operations.

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. During the first quarter of 2016, it was announced that a Medpace employee would join Cymabay’s board of directors. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. During the three months ended March 31, 2018, the Company recognized total revenue from Cymabay of $0.7 million and for the three months ended March 31, 2017, the Company recognized service revenue from Cymabay of $0.1 million in the Company’s condensed consolidated statements of operations. As of March 31, 2018 and December 31, 2017, respectively, the Company had Accounts receivable and unbilled, net from Cymabay of $0.6 million and $0.1 million recorded in the condensed consolidated balance sheets. As of March 31, 2018, the Company had, from Cymabay, $0.1 million in Advanced billings.

LIB Therapeutics LLC (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. During the three months ended March 31, 2018, the Company recognized total revenue from LIB of $0.8 million and for the three months ended March 31, 2017, the Company recognized service revenue from LIB of $0.1 million, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2018 and December 31, 2017, respectively, the Company had Advanced billings from LIB of $0.2 million and $0.2 million recorded in the condensed consolidated balance sheets. In addition, as of March 31, 2018 and December 31, 2017, respectively, the Company had Accounts receivable and unbilled, net from LIB of $0.7 million and $0.5 million recorded in the condensed consolidated balance sheets.

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

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Lease expense recognized for each of the three months ended March 31, 2018 and 2017 was $0.5 million, respectively. The lease expense was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations.

Deemed Assets and Deemed Landlord Liabilities

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. In accordance with the accounting guidance related to leases, the Company was deemed in substance to be the owner of the property during the construction phase and at completion. Accordingly, the Company reflected the buildings and related liabilities as deemed assets from landlord building construction in Property and equipment, net, Other current liabilities, and Deemed landlord liability, less current portion, respectively, on the condensed consolidated balance sheets. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The deemed assets are being fully depreciated, on a straight line basis, over the 15-year term of the lease. Deemed landlord liabilities are recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties. Accretion expense is being recorded over the term of the lease as a component of Interest expense, net in the Company’s condensed consolidated statements of operations. The Company paid $1.0 million and $0.9 million during the three months ended March 31, 2018 and 2017, respectively. The current and long-term portions of the Deemed landlord liability at March 31, 2018 were $2.0 million and $26.1 million, respectively. The current and long-term portions of the Deemed landlord liability at December 31, 2017 were $1.9 million and $26.6 million, respectively. The Company has recognized deemed assets, net of $15.9 million and $16.3 million at March 31, 2018 and December 31, 2017, respectively, in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the executive vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.4 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations.

(13) Entity Wide Disclosures

Revenue by Category

The following table disaggregates our revenue by major source (in thousands):

Three months Ended March 31, 2018
Therapeutic Area
Oncology	$43,853
Metabolic	22,055
Cardiology	23,736
AVAI	16,679
Endocrine	6,458
Central Nervous System	13,165
Medical Devices	2,914
Other	34,217
Total Revenue	$163,077

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and with the information under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” below and “Risk Factors” in “Item 1A Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Endocrinology, Central Nervous System (“CNS”), Antiviral and Anti-infective (“AVAI”), as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 2,600 employees across 35 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

How We Generate Revenue

We earn fees through the performance of services detailed in our customer contracts. Contract scope and pricing is typically based on either a fixed-fee or unit-of-service model, with consideration of activities performed by third parties, as well as ancillary costs necessary to deliver on the contract scope that are reimbursable by our customers. Our contracts can range in duration from a few months to several years. These contracts are individually priced and negotiated based on the anticipated project scope, including the complexity of the project and the performance risks inherent in the project. The majority of our contracts are structured with an upfront fee that is collected at the time of contract signing, and the balance of the fee is collected over the duration of the contract either through an arranged billing schedule or upon completion of certain performance targets or defined milestones.

Revenue, which is distinct from billing and cash receipt, is recognized based the satisfaction of the individual performance obligations identified in each contract. Substantially all of our customer contracts consist of a single performance obligation, as the promise to transfer the individual services defined in the contracts are not separately identifiable from other promises in the contract, and therefore not distinct.  Our performance obligations are generally satisfied over time and recognized as services are performed.  The progression of our contract performance obligations are measured primarily utilizing the input method of cost to cost.  Cancellation provisions in our contracts allow our customers to terminate a contract either immediately or according to advance notice terms specified within the applicable contract, which is typically 30 days. Contract cancellation may occur for various reasons, including, but not limited to, adverse patient reactions, lack of efficacy, or inadequate patient enrollment. Upon cancellation, we are entitled to fees for services rendered through the date of termination, including payment for subsequent services necessary to conclude the study or close out the contract. These fees are typically discussed and agreed upon with the customer and are realized as revenue when we believe the amount can be estimated reliably and its realization is probable.  Changes in revenue from period to period are driven primarily by new business volume and task order execution activity, project cancellations, and the mix of active studies during a given period that can vary based on therapeutic area and or study life cycle stage.

Costs and Expenses

Our costs and expenses are comprised primarily of our total direct costs, selling, general and administrative costs, depreciation and amortization and income taxes.

Total Direct Costs

Total direct costs are primarily driven by labor and related employee benefits, but also include contracted third party service related expenses, fees paid to site investigators, reimbursed out of pocket expenses, laboratory supplies and other expenses contributing to service delivery. The other costs of service delivery can include office rent, utilities, supplies and software licenses which are allocated between Total direct costs and selling, general and administrative expenses based on the estimated contribution among service delivery and support function efforts on a percentage basis. Total direct costs are expensed as incurred and are not deferred in anticipation of contracts being awarded or finalization of changes in scope. Total direct costs, as a percentage of net service revenue, can vary from period to period due to project labor efficiencies, changes in workforce, compensation/bonus programs and service mix.

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

Cancellations arise in the normal course of business and are reflected when we receive written confirmation from the customer to cease work on a contractual agreement. The majority of our customers can terminate our contracts without cause upon 30 days’ notice. Similar to new business awards, the number and amount of cancellations can vary significantly period over period due to timing of customer correspondence and study-specific circumstances. Total cancellations in a period are offset against gross new business awards received in a period to determine net new business awards in our backlog calculation. On an Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) basis, net new business awards were $128.2 million and $93.9 million for the three months ended March 31, 2018 and 2017, respectively.

Backlog represents anticipated future net service revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. On an ASC 605 basis, as of March 31, 2018, our backlog increased by $63.5 million, or 13.1%, to $547.3 million compared to $483.8 million as of March 31, 2017. Included within backlog on an ASC 605 basis as of March 31, 2018 was approximately $295 million to $305 million that we expect to convert to net service revenue over the next twelve months, with the remainder expected to convert to net service revenue thereafter.

On an ASC 605 basis, the effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $2.4 million for the three months ended March 31, 2018 and unfavorable foreign currency adjustments of $0.2 million for the three months ended March 31, 2017.

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

	Three Months Ended March 31,
	2018	2017
U.S. Dollars per Euro:	1.23	1.07

Results of Operations

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

	As Reported under ASC 606	Adjustments	As Revised under ASC 605	As Reported under ASC 605
	Three Months Ended
	March 31,
(Amounts in thousands, except percentages)	2018	2018	2018	2017	Change	% Change
Revenue, net	$163,077	$(163,077)	$—	$—	$163,077	100.0%
Service revenue, net	—	108,428	108,428	93,781	(93,781)	(100.0)%
Reimbursed out-of-pocket revenue	—	15,017	15,017	12,830	(12,830)	(100.0)%
Total revenue	163,077	(39,632)	123,445	106,611	56,466	53.0%
Direct service costs, excluding depreciation and amortization	60,341	—	60,341	51,105	9,236	18.1%
Reimbursed out-of-pocket expenses	56,913	(41,896)	15,017	12,830	44,083	343.6%
Total direct costs	117,254	(41,896)	75,358	63,935	53,319	83.4%
Selling, general and administrative	15,999	—	15,999	15,154	845	5.6%
Depreciation	2,314	—	2,314	2,130	184	8.6%
Amortization	7,391	—	7,391	9,448	(2,057)	(21.8)%
Total operating expenses	142,958	(41,896)	101,062	90,667	52,291	57.7%
Income from operations	20,119	2,264	22,383	15,944	4,175
Miscellaneous expense, net	(153)	—	(153)	(372)	219
Interest expense, net	(2,309)	—	(2,309)	(1,794)	(515)
Income before income taxes	17,657	2,264	19,921	13,778	3,879
Income tax provision	3,106	511	3,617	5,331	(2,225)
Net income	$14,551	$1,753	$16,304	$8,447	$6,104

Total Revenue

Total revenue increased by $56.5 million to $163.1 million, from $106.6 million for the three months ended March 31, 2017. This was primarily driven by Accounting Standards Codification Topic 606 (“ASC 606”) adoption, which resulted in an increase of $39.6 million. The remaining increase was primarily driven by growth within the Oncology, Cardiovascular and Metabolic therapeutic areas.

Reimbursed out-of-pocket revenue decreased by $12.8 million to $0 for the three months ended March 31, 2018, from $12.8 million for the three months ended March 31, 2017. This decrease was fully due to ASC 606 adoption.

Total direct costs

Total direct costs increased by $53.3 million, to $117.3 million for the three months ended March 31, 2018 from $63.9 million for the three months ended March 31, 2017. This was primarily driven by ASC 606 adoption, which resulted in an increase of $41.9 million. The remaining increase was primarily attributed to higher personnel costs, lab related costs and contracted services to support the growth in service activities. The employee related costs portion increased by $4.5 million for the three months ended March 31, 2018, compared to the same period in the prior year. Lab related costs increased by $2.7 million for the three months ended March 31, 2018, compared to the same period in the prior year. Contracted service costs increased by $1.3 million for the three months ended March 31, 2018, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $0.8 million, to $16.0 million for the three months ended March 31, 2018 from $15.2 million for the three months ended March 31, 2017.  This increase was primarily driven by higher personnel costs of $1.7 million for the three months ended March 31, 2018, compared to the same period in the prior year. The employee related cost increase was partially offset by the benefit recognized associated with certain state and local economic development incentives of $1.2 million for the three months ended March 31, 2018 compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.9 million, to $9.7 million for the three months ended March 31, 2018 from $11.6 for the three months ended March 31, 2017. The decrease in depreciation and amortization was primarily related to the continued amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous expense, net

Miscellaneous expense, net decreased by $0.2 million to $0.2 million of expense for the three months ended March 31, 2018 from $0.4 million of expense for the three months ended March 31, 2017. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest expense, net

Interest expense, net increased by $0.5 million to $2.3 million for the three months ended March 31, 2018 from $1.8 million for the three months ended March 31, 2017. The increase in interest expense, net was related to higher average outstanding balance under our Senior Secured Revolving Credit Facility (as defined below), as well as a higher effective interest rate as a result of the variable interest rate on the Senior Secured Credit Facilities (as described below).

Income tax provision

Income tax provision decreased by $2.2 million, to $3.1 million for the three months ended March 31, 2018 from $5.3 million for the three months ended March 31, 2017. The overall effective tax rate for the three months ended March 31, 2018 was 17.6%, compared to an overall effective tax rate of 38.7% for the three months ended March 31, 2017. The decrease in the effective tax rate and the income tax provision was primarily due to the U.S. government enacted comprehensive tax legislation commonly referred to as “Tax Cuts and Jobs Act” (TCJA), which reduced the U.S. corporate income tax rate from 35% to 21% for the three months ended March 31, 2018 compared to the same period in the prior year, coupled with a favorable impact associated with uncertain tax positions and the favorable impact associated with acquired tax attributes.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our Senior Secured Revolving Credit Facility (as defined below). As of March 31, 2018, we had cash and cash equivalents of $22.3 million, including an immaterial amount of restricted cash. Approximately $10.2 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of March 31, 2018. On December 8, 2016, the Company entered into a credit agreement (the “Senior Secured Credit Agreement”) consisting of a $165.0 million term loan (the “Senior Secured Term Loan Facility”) and a $150.0 million revolving credit facility (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, the “Senior Secured Credit Facilities”). As of March 31, 2018, we had $99.7 million available for borrowing under our Senior Secured Revolving Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, payment of debt, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities.  The Company is still evaluating the impacts of the TCJA and how it will affect the Company’s current accounting position to indefinitely reinvest unremitted foreign earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Three Months Ended
	March 31,
Cash Flows (Amounts in thousands)	2018	2017
Net cash provided by (used in) operating activities	$23,298	$(675)
Net cash used in investing activities	(3,928)	(4,358)
Net cash used in financing activities	(24,010)	(3,305)
Effect of exchange rates on cash, cash equivalents and restricted cash	400	540
Decrease in cash, cash equivalents and restricted cash	$(4,240)	$(7,798)

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

Net cash flows provided by operating activities was $23.3 million for the three months ended March 31, 2018 beginning with net income of $14.6 million. Adjustments to reconcile net income to net cash provided by operating activities were $10.8 million, primarily related to amortization of intangibles of $7.4 million, depreciation of $2.3 million and stock based compensation expense of $1.5 million. Changes in operating assets and liabilities used $2.1 million in operating cash flows and was primarily driven by, increased accounts receivable and unbilled, net of $17.8 million, offset by increased accrued expenses of $5.3 million, an increase in advanced billings of $6.8 million and an increase in other assets and liabilities, net of $3.1 million.

Net cash flows used in operating activities was $0.7 million for the three months ended March 31, 2017 beginning with net income of $8.4 million. Adjustments to reconcile net income to net cash used in operating activities were $12.1 million, primarily related to amortization of intangibles of $9.4 million, depreciation of $2.1 million and stock based compensation expense of $1.0 million, offset by $0.4 million of benefit from deferred taxes. Changes in operating assets and liabilities used $21.2 million in operating cash flows and was primarily driven by decreased accrued expenses of $10.5 million, increased accounts receivable and unbilled, net of $2.3 million, decreased pre-funded study costs of $3.5 million and decreased advanced billings of $5.2 million, offset by an increase in other assets and liabilities, net of $1.9 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $3.9 million for the three months ended March 31, 2018 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $4.4 million for the three months ended March 31, 2017 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $24.0 million for the three months ended March 31, 2018 primarily related to $20.0 million in principal payments on our Senior Secured Revolving Credit Facility and $4.1 million in principal payments on our Senior Secured Term Loan Facility.

Net cash used in financing activities was $3.3 million for the three months ended March 31, 2017 primarily related to $3.1 million in principal payments on our Senior Secured Term Loan Facility.

Indebtedness

As of March 31, 2018, we had total indebtedness of $198.5 million, which was attributed to outstanding borrowings on the Senior Secured Credit Facilities. There was $50.0 million in outstanding borrowings under the Senior Secured Revolving Credit Facility as of March 31, 2018. As of March 31, 2018, we had $0.3 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Senior Secured Revolving Credit Facility. See Note 8 to our audited consolidated financial statements on our 2017 Annual Report on Form 10-K for details regarding our Senior Secured Credit Facilities.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. The following table summarizes future payments and interest related to indebtedness for the partial and full years subsequent to the quarter ended March 31, 2018.

There have been no material changes, except as follows, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Remaining 2018	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$198,500	$12,375	$37,125	$149,000	$-
Interest on long-term debt	21,184	4,960	11,684	4,540	-

Principal payments in the above table are based on the terms contained in our agreements. Interest payments are based on the interest rate in effect on March 31, 2018.

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

There have been no significant changes in the critical accounting policies and estimates as previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except for the below:

Revenue Recognition

We generally enter into contracts with customers to provide services ranging in duration from a few months to several years. The contract terms generally provide for payments based on a fixed-fee or unit-of-service arrangement. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018.  Revenue on contracts is recognized,  when or as we satisfy the contract performance obligations by transferring control of the services provided to the customer, at the amount that reflects the consideration to which we expect to be entitled in exchange for transferring those services.  Our performance obligations are generally satisfied over time and recognized as work progresses.

Contract Assumptions

Accounting for contracts performed over a period of time involves the use of various assumptions to estimate total contract revenue and costs.  We estimate expected costs to complete a contract and recognize contracted revenue over the life of the contract as those costs are incurred while performing our contacted obligations.

Cost estimates are based on a detailed project budget and are developed based on many variables, including, but not limited to, the scope of the work, labor productivity, the complexity of the study, the participating geographic locations and the Company’s historical experience.  To assist with the estimation of costs expected at completion over the life of a project, regular contract reviews are performed in which performance to date is compared to the most current estimate to complete assumptions. The reviews include an assessment of costs incurred to date compared to expectations based on budget assumptions and other circumstances specific to the project. The total estimated costs necessary to complete is updated and any revisions to the existing cost estimate results in cumulative adjustments to the amount of revenue recognized in the period in which the revisions are identified. Because of the uncertainties inherent in estimating the costs necessary to fulfill contractual obligations, it is possible that estimates may change in the near term, resulting in a material change in revenue reported.

Contracts generally provide for pricing modifications upon scope of work changes. We recognize revenue, at an amount to which we expect to be entitled, related to work performed in connection with scope changes when the underlying services are performed and a binding contractual commitment has been established with the customer.  If our customers do not agree to pricing changes upon changes in our scope of work, we could be exposed to cost overruns and reduced contract profitability. Costs are not deferred in anticipation of contracts being awarded or amendments being finalized, but are expensed as incurred.

Most contracts are terminable by the customer, either immediately or according to advance notice terms specified within the contracts. These contracts require payment of fees for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract. Final settlement amounts are agreed to with the customer based on remaining work to be performed. These amounts are included in revenue when we believe the amount can be estimated reliably and its realization is probable.  In evaluating the probability of recognition, we consider the contractual basis for the settlement amount and the objective evidence available to support the amount.

Certain contracts contain volume rebate arrangements with our customers that provide for rebates if certain specified spending thresholds are met.  These obligations are considered as a reduction in revenue when it appears probable that the arrangement thresholds will be met.

We occasionally enter into incentive fee arrangements with customers that provide for additional compensation if certain defined contractual milestones or performance thresholds are met. These additional fees are included in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee and when achievement of the incentive milestone is deemed probable.  These estimates are based on anticipated performance, our best judgement at the time or ultimately, upon achievement of the threshold or milestone.

We record revenue net of any tax assessments by governmental authorities that are imposed and concurrent with specific revenue generating transactions.

Performance Obligations

Substantially all of our contracts consist of a single performance obligation, as the promise to transfer the individual services described in the contracts are not separately identifiable from other promises in the contracts, and therefore not distinct.  Revenue recognition is determined by assessing the progress of performance completed or delivered to date compared to total services to be delivered under the terms of the arrangement. The measures utilized to assess progress on the satisfaction of performance are specific to the performance obligation identified in the contract.

For the majority of our contract performance obligations, we utilize the input method of cost to cost to measure progress.  Under this method, the Company determines cost incurred to date for the services it provides compared to the total estimated costs at completion.

For certain other contractual performance obligations, the Company has determined that an output method is the best measure of progress.  These relate to certain unitized contracts, and the Company recognizes revenue in the period in which the unit is delivered compared to total contracted units.

Effect of Recent Accounting Pronouncements

Refer to Note 2 of the Condensed Consolidated Financial Statements for management’s discussion of the effect of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, we implemented material changes to our revenue recognition processes in response to the adoption of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” that became effective January 1, 2018. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no significant changes from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Recent Sales of Unregistered Securities

On January 1, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 259 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $3,700.

On January 9, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 3,704 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $53,400.

On January 13, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,750 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $25,200.

On January 27, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 4,324 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $62,300.

On January 29, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 8,111 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $116,900.

On February 1, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 265 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $3,800.

On February 22, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 750 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $10,800.

On February 23, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 347 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $5,000.

On February 28, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,852 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $26,700, 370 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $6,000, and 2,592 shares of our common stock at a price of $18.23 per share for an aggregate purchase price of approximately $47,300.

On March 1, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 3,278 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $47,200.

On March 5, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 2,962 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $48,000.

On March 8, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 3,333 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $48,000.

On March 13, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 253 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $3,600.

On March 16, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,300 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $18,700.

On March 20, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 600 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $8,600.

On March 23, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,000 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $14,400.

On March 26, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,111 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $16,000.

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

Date: May 1, 2018