Form 10-Q
period 2018-06-30
Medpace Holdings, Inc.
filed 2018-07-31
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,555,874 shares outstanding as of July 27, 2018

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	June 30,	December 31.
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$22,230	$26,485
Restricted cash	7	7
Accounts receivable and unbilled, net (includes $2.1 million and $1.0 million with related parties at June 30, 2018 and December 31, 2017, respectively)	115,398	83,079
Prepaid expenses and other current assets	20,844	20,400
Total current assets	158,479	129,971
Property and equipment, net	52,360	48,739
Goodwill	660,981	660,981
Intangible assets, net	83,959	98,740
Deferred income taxes	5,972	6,343
Other assets	6,430	5,943
Total assets	$968,181	$950,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,859	$16,674
Accrued expenses	72,925	23,673
Pre-funded study costs (includes $1.0 million with related parties at December 31, 2017)	-	57,406
Advanced billings (includes $0.6 million and $1.7 million with related parties at June 30, 2018 and December 31, 2017, respectively)	120,945	73,756
Current portion of long-term debt	16,500	16,500
Other current liabilities	5,933	4,697
Total current liabilities	233,162	192,706
Long-term debt, net, less current portion	147,021	205,111
Deemed landlord liability, less current portion	25,571	26,602
Deferred income tax liability	602	560
Deferred credit	11,061	11,468
Other long-term liabilities	10,683	10,740
Total liabilities	428,100	447,187
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; 35,545,233 and 35,466,510 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	356	355
Treasury stock - 200,000 shares at June 30, 2018 and December 31, 2017	(6,030)	(6,030)
Additional paid-in capital	634,469	630,341
Accumulated deficit	(86,599)	(120,402)
Accumulated other comprehensive loss	(2,115)	(734)
Total shareholders’ equity	540,081	503,530
Total liabilities and shareholders’ equity	$968,181	$950,717

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Revenue, net (includes $2.6 million and $4.1 million with related parties for the three and six months ended June 30, 2018, respectively)	$170,144	$-	$333,221	$-
Service revenue, net (includes $2.9 million and $6.9 million with related parties for the three and six months ended June 30, 2017, respectively)	-	94,552	-	188,333
Reimbursed out-of-pocket revenue (includes $0.4 million and $1.1 million with related parties for the three and six months ended June 30, 2017, respectively)	-	11,664	-	24,494
Total revenue	170,144	106,216	333,221	212,827
Operating expenses:
Direct service costs, excluding depreciation and amortization	61,478	51,955	121,819	103,060
Reimbursed out-of-pocket expenses	55,198	11,664	112,111	24,494
Total direct costs	116,676	63,619	233,930	127,554
Selling, general and administrative	20,507	14,755	36,506	29,909
Depreciation	2,226	2,101	4,540	4,231
Amortization	7,390	9,462	14,781	18,910
Total operating expenses	146,799	89,937	289,757	180,604
Income from operations	23,345	16,279	43,464	32,223
Other expense, net:
Miscellaneous income (expense), net	478	(125)	325	(497)
Interest expense, net	(2,308)	(1,808)	(4,617)	(3,602)
Total other expense, net	(1,830)	(1,933)	(4,292)	(4,099)
Income before income taxes	21,515	14,346	39,172	28,124
Income tax provision	4,947	4,793	8,053	10,124
Net income	$16,568	$9,553	$31,119	$18,000
Net income per share attributable to common shareholders:
Basic	$0.46	$0.24	$0.87	$0.44
Diluted	$0.45	$0.23	$0.85	$0.44
Weighted average common shares outstanding:
Basic	35,519	40,183	35,503	40,425
Diluted	36,664	40,825	36,586	41,158

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$16,568	$9,553	$31,119	$18,000
Other comprehensive income
Foreign currency translation adjustments, net of taxes	(2,010)	1,118	(1,381)	1,714
Comprehensive income	$14,558	$10,671	$29,738	$19,714

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,119	$18,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,540	4,231
Amortization	14,781	18,910
Stock-based compensation expense	2,954	2,234
Amortization of debt issuance costs and discount	317	332
Deferred income tax benefit	(286)	(864)
Amortization and adjustment of deferred credit	(407)	-
Other	743	(744)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(20,289)	3,405
Prepaid expenses and other current assets	(804)	(519)
Accounts payable	1,375	(2,855)
Accrued expenses	14,184	(8,398)
Pre-funded study costs	-	(3,510)
Advanced billings	15,846	(294)
Other assets and liabilities, net	568	(195)
Net cash provided by operating activities	64,641	29,733
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(9,793)	(6,019)
Acquisition of intangibles	-	(515)
Other	(178)	29
Net cash used in investing activities	(9,971)	(6,505)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	1,175	955
Repurchases of common stock	-	(26,405)
Payment of debt	(8,250)	(6,187)
Payments on revolving loan	(50,000)	-
Payment of deemed landlord liability	(910)	(813)
Net cash used in financing activities	(57,985)	(32,450)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(940)	1,145
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,255)	(8,077)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	26,492	37,407
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$22,237	$29,330

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2018

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

Secondary Offerings

During the three and six months ended June 30, 2018, Cinven Capital Management (V) General Partner Limited (“Cinven”), sold a total of 6,000,000 shares of the Company’s common stock as part of two secondary offerings (the “Offerings”). The Company incurred professional fees in connection with the Offerings of approximately $0.4 million during the three and six months ended June 30, 2018. The fees are included within operating expenses in the accompanying consolidated statement of operations. As of June 30, 2018, Cinven owned 29.3% of the Company’s outstanding common stock. The Company did not sell any shares in or receive any proceeds from the Offerings.

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

On June 30, 2018, we had approximately $1,014.2 million of performance obligations remaining to be performed for active projects.

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

The cumulative effect adjustment was recorded as a reduction to the opening balance of Accumulated deficit in the condensed consolidated balance sheets in the amount of $2.7 million, with offsetting amounts of $12.9 million to Accounts receivable and unbilled, net, $(0.7) million to Deferred income taxes, $35.4 million to Accrued expenses, $(57.4) million to Pre-funded study costs and $31.5 million to Advanced billings, respectively. The amounts recorded to Accounts receivable and unbilled, net, Deferred income taxes, Accrued expenses, Pre-funded study costs, and Advanced billings reflect differences between revenue recognized and billings to customers by project as well as costs incurred but not settled as of the Implementation Date. The above disclosed cumulative effect adjustments have been revised from the amounts previously disclosed in our interim financial statements filed on Form 10-Q for the quarterly period ended March 31, 2018 to correct certain immaterial misstatements. The effects of these misstatements were immaterial to our results of operations.

In connection with the implementation of ASC 606 on the modified retrospective method, we are presenting additional information to assist with the comparability of select line items of the current and prior period year to date reporting in our condensed consolidated balance sheets and condensed consolidated statements of operations.  Below we have presented the amount by which each financial statement line item is affected in the current reporting period by the application of ASC 606 as compared with the guidance that was in effect before the change (ASC 605).

	Three Months Ended June 30, 2018
	As Reported	Adjustments	As Revised under ASC 605
Revenue:
Revenue, net	$170,144	$(170,144)	$-
Service revenue, net	-	117,792	117,792
Reimbursed out-of-pocket revenue	-	19,044	19,044
Total revenue	170,144	(33,308)	136,836
Operating expenses:
Direct service costs, excluding depreciation and amortization	61,478	-	61,478
Reimbursed out-of-pocket expenses	55,198	(36,154)	19,044
Total direct costs	116,676	(36,154)	80,522
Total operating expenses	146,799	(36,154)	110,645
Income from operations	23,345	2,846	26,191
Income before income taxes	21,515	2,846	24,361
Income tax provision	4,947	653	5,600
Net income	$16,568	$2,193	$18,761
Net income per share attributable to common shareholders:
Basic	$0.46	$0.07	$0.53
Diluted	$0.45	$0.06	$0.51
Weighted average common shares outstanding:
Basic	35,519	-	35,519
Diluted	36,664	-	36,664

	Six Months Ended June 30, 2018
	As Reported	Adjustments	As Revised under ASC 605
Revenue:
Revenue, net	$333,221	$(333,221)	$-
Service revenue, net	-	226,220	226,220
Reimbursed out-of-pocket revenue	-	34,061	34,061
Total revenue	333,221	(72,940)	260,281
Operating expenses:
Direct service costs, excluding depreciation and amortization	121,819	-	121,819
Reimbursed out-of-pocket expenses	112,111	(78,050)	34,061
Total direct costs	233,930	(78,050)	155,880
Total operating expenses	289,757	(78,050)	211,707
Income from operations	43,464	5,110	48,574
Income before income taxes	39,172	5,110	44,282
Income tax provision	8,053	1,164	9,217
Net income	$31,119	$3,946	$35,065
Net income per share attributable to common shareholders:
Basic	$0.87	$0.11	$0.98
Diluted	$0.85	$0.10	$0.95
Weighted average common shares outstanding:
Basic	35,503	-	35,503
Diluted	36,586	-	36,586

ASSETS	As of June 30, 2018
Current assets:	As Reported	Adjustments	As Revised under ASC 605
Accounts receivable and unbilled, net	115,398	(11,252)	104,146
Total current assets	158,479	(11,252)	147,227
Deferred income taxes	5,972	703	6,675
Total assets	$968,181	$(10,549)	$957,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	72,925	(47,935)	24,990
Pre-funded study costs	-	57,900	57,900
Advanced billings	120,945	(22,940)	98,005
Other current liabilities	5,933	1,164	7,097
Total current liabilities	233,162	(11,811)	221,351
Total liabilities	428,100	(11,811)	416,289
Shareholders’ equity:
Accumulated deficit	(86,599)	1,262	(85,337)
Total shareholders’ equity	540,081	1,262	541,343
Total liabilities and shareholders’ equity	$968,181	$(10,549)	$957,632

CASH FLOWS FROM OPERATING ACTIVITIES:	Six Months Ended June 30, 2018
	As Reported	Adjustments	As Revised under ASC 605
Net income	31,119	3,946	35,065
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(20,289)	(1,623)	(21,912)
Accrued expenses	14,184	(12,589)	1,595
Pre-funded study costs	-	504	504
Advanced billings	15,846	8,598	24,444
Other assets and liabilities, net	568	1,164	1,732
Net cash provided by operating activities	64,641	-	64,641

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. The guidance may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized and is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except for earnings per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted-average shares:
Common shares outstanding	35,519	40,183	35,503	40,425
RSAs	144	59	145	59
Total weighted-average shares	35,663	40,242	35,648	40,484
Earnings per common share—Basic
Net income	$16,568	$9,553	$31,119	$18,000
Less: Undistributed earnings allocated to RSAs	67	14	127	26
Net income available to common shareholders—Basic	$16,501	$9,539	$30,992	$17,974

Net income per common share—Basic	$0.46	$0.24	$0.87	$0.44

Basic weighted-average common shares outstanding	35,519	40,183	35,503	40,425
Effect of diluted shares	1,145	642	1,083	733
Diluted weighted-average shares outstanding	36,664	40,825	36,586	41,158

Net income per common share—Diluted	$0.45	$0.23	$0.85	$0.44

During the three and six months ended June 30, 2018, the Company had 24,381 and 56,881 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the three and six months ended June 30, 2017, the Company had 697,850 and 27,500 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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

The Company does not have any recurring fair value measurements as of June 30, 2018. There were no transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2018 or 2017.

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	June 30,	January 1,		December 31,
	2018	2018	Adjustments	2017
Accounts receivable	$71,062	$55,599	$-	$55,599
Unbilled receivables	45,701	41,028	12,875	28,153
Less: allowance for doubtful accounts	(1,365)	(673)	-	(673)
Total accounts receivable and unbilled, net	$115,398	$95,954	$12,875	$83,079

Unbilled receivables increased from $41.0 million at January 1, 2018, which includes adjustments of $12.9 million related to the adoption of ASC 606, to $45.7 million at June 30, 2018. The increase is primarily driven by revenue recognized on certain contracts in advance of customer invoicing.

Contract Liabilities

Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	June 30,	January 1,		December 31,
	2018	2018	Adjustments	2017
Advanced billings	$120,945	$105,304	$31,548	$73,756
Pre-funded study costs	$-	$-	$(57,406)	$57,406

Advanced billings increased from $105.3 million at January 1, 2018, which includes adjustments of $31.5 million related to the adoption of ASC 606, to $120.9 million at June 30, 2018. The increase is primarily driven by billing and/or collection activity in the six months ended June 30, 2018 in advance of revenue being earned for delivery of service obligations.

(6) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2018	2017
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Backlog	$72,630	$72,630
Customer relationships	145,051	145,051
Developed technologies	54,475	54,475
Other	3,074	3,074
Total finite-lived intangible assets	275,230	275,230
Accumulated amortization:
Backlog	(72,630)	(72,630)
Customer relationships	(101,649)	(92,661)
Developed technologies	(46,304)	(40,856)
Other	(2,334)	(1,989)
Total accumulated amortization	(222,917)	(208,136)
Total finite-lived intangible assets, net	52,313	67,094
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$83,959	$98,740

As of June 30, 2018, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2018	$14,780
2019	14,829
2020	7,876
2021	5,114
2022	3,353
Later years	6,361
$52,313

(7) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2018	2017
Employee compensation and benefits	$20,094	$19,707
Project related reimbursable expenses	47,935	-
Other	4,896	3,966
Total accrued expenses	$72,925	$23,673

(8) Debt

Debt consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2018	2017

Revolving credit facility	$20,000	$70,000
Term loan	144,375	152,625
Less unamortized discount	(336)	(399)
Less unamortized term loan debt issuance costs	(518)	(615)
Less current portion of long-term debt	(16,500)	(16,500)
Long-term debt, net, less current portion	$147,021	$205,111

Principal payments on debt are due as follows (in thousands):

2018 (remaining)	$8,250
2019	16,500
2020	20,625
2021	119,000
Total	$164,375

The estimated fair value of the Company’s debt based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions, approximates the carrying value as of June 30, 2018 and December 31, 2017.

(9) Shareholder’s Equity and Stock-Based Compensation

The Company granted 537,000 awards to employees under the 2016 Incentive Award Plan, during the six months ended June 30, 2018, consisting of 439,000 stock option awards and 98,000 restricted stock units (“RSU”), all vesting after four years. The Company granted an additional 24,381 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan, during the six months ended June 30, 2018. The Company granted 727,550 stock option awards, vesting after four years, to employees under the 2016 Incentive Award Plan during the six months ended June 30, 2017. The Company granted an additional 41,346 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan during the six months ended June 30, 2017.

Award Activity

The following table sets forth the Company’s stock option activity:

	Six Months Ended June 30, 2018
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	2,782,868	$20.73
Granted	463,381	$33.09
Exercised	(78,715)	$14.93
Forfeited/Expired	(130,761)	$22.94
Outstanding - end of period	3,036,773	$22.67

Exercisable - end of period	1,092,261	$15.83

The following table sets forth the Company’s RSA/RSU activity:

Six Months Ended
June 30, 2018
Shares/Units
Outstanding and unvested - beginning of period	183,629
Granted	98,000
Vested	-
Forfeited	(9,000)
Outstanding and unvested - end of period	272,629

Cumulative vested shares - end of period	1,884,287

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total direct costs	$901	$573	$1,744	$1,115
Selling, general and administrative	586	627	1,210	1,119
Total stock-based compensation expense	$1,487	$1,200	$2,954	$2,234

(10) Income Taxes

The Company’s effective income tax rate was 23.0% and 33.4% for the three months ended June 30, 2018 and 2017, respectively. The Company’s effective income tax rate was 20.6% and 36.0% for the six months ended June 30, 2018 and 2017, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2018 varied from the U.S. statutory rate of 21% primarily due to the impact of state taxes and the benefit of uncertain tax positions coupled with a favorable tax impact associated with previously acquired tax attributes.

The Company recognized the income tax effects of the “Tax Cuts and Jobs Act” (TCJA) in its audited consolidated financial statements on our 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides Securities and Exchange Commission staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law. The guidance also provides for a measurement period of up to one year from the enactment date for the Company to complete the accounting for the U.S. tax law changes. As such, the Company’s 2017 financial results reflected the provisional estimate of the income tax effects of the TCJA. No subsequent adjustments have been made to the amounts recorded as of December 31, 2017, which continue to represent a provisional estimate of the impact of TCJA. Accordingly, there is no impact to the June 30, 2018 effective tax rate for such provisional amounts.  The estimate of the impact of TCJA is based on certain assumptions and the Company's current interpretation, and may change, as the Company receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time.

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

(11) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of June 30, 2018 and December 31, 2017.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of June 30, 2018.

(12) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at June 30, 2018 and December 31, 2017, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreements

Coherus BioSciences, Inc. (“Coherus”)

The chief executive officer of the Company was a member of Coherus’s board of directors until his resignation in the first quarter of 2018. Coherus is no longer considered a related party as of the first quarter of 2018. During the three months ended June 30, 2017, the Company recognized service revenue from Coherus of $1.8 million and during the six months ended June 30, 2017, the Company recognized service revenue from Coherus of $5.1 million in the Company’s condensed consolidated statements of operations.  In addition, the Company recognized Reimbursed out-of-pocket revenue with Coherus in the condensed consolidated statements of operations of $0.4 million during the three months ended June 30, 2017 and $1.0 million during the six months ended June 30, 2017. As of December 31, 2017, the Company had Accounts receivable and unbilled, net from Coherus of $0.3 million recorded in the condensed consolidated balance sheets. As of December 31, 2017, the Company had, from Coherus, $1.5 million of Advanced billings and $1.0 million of Pre-funded study costs, in the condensed consolidated balance sheets.

Xenon Pharmaceuticals, Inc. (“Xenon”)

Certain executives and employees of the Company, including the chief executive officer, have held equity investments in Xenon, a clinical-stage biopharmaceutical company. During the second quarter of 2017, the chief executive officer sold his entire equity position held in Xenon. Xenon is no longer considered to be a related party subsequent to this sale. The Company recognized service revenue from Xenon of $0.1 million during the three months ended June 30, 2017 and service revenue from Xenon of $0.6 million during the six months ended June 30, 2017 in the Company’s condensed consolidated statements of operations.

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. During the first quarter of 2016, it was announced that a Medpace employee would join Cymabay’s board of directors. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. During the three and six months ended June 30, 2018, the Company recognized total revenue from Cymabay of $1.4 million and $2.1 million, respectively, and for the three months and six months ended June 30, 2017, the Company recognized service revenue from Cymabay of $0.2 million and $0.3 million, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, respectively, the Company had Accounts receivable and unbilled, net from Cymabay of $0.6 million and $0.1 million recorded in the condensed consolidated balance sheets.

LIB Therapeutics LLC (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. During the three and six months ended June 30, 2018, the Company recognized total revenue from LIB of $1.0 million and $1.8 million, respectively, and for the three and six months ended June 30, 2017, the Company recognized service revenue from LIB of $0.5 million and $0.6 million, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, respectively, the Company had Advanced billings from LIB of $0.6 million and $0.2 million recorded in the condensed consolidated balance sheets. In addition, as of June 30, 2018 and December 31, 2017, respectively, the Company had Accounts receivable and unbilled, net from LIB of $1.3 million and $0.5 million recorded in the condensed consolidated balance sheets.

CinRX Pharma (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the three and six months ended June 30, 2018, the Company recognized total revenue from CinRx of $0.2 million, respectively, and for the three and six months ended June 30, 2017, the Company recognized service revenue from CinRx of $0.2 million, respectively, in the Company’s condensed consolidated statements of operations. In addition, as of June 30, 2018 and December 31, 2017, respectively, the Company had Accounts receivable and unbilled, net from CinRx of $0.2 million and $0.1 million recorded in the condensed consolidated balance sheets.

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

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Lease expense recognized for each of the three months ended June 30, 2018 and 2017 was $0.6 million, respectively, and lease expense recognized for each of the six months ended June 30, 2018 and 2017 was $1.1 million, respectively. The lease expense was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations.

Deemed Assets and Deemed Landlord Liabilities

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. In accordance with the accounting guidance related to leases, the Company was deemed in substance to be the owner of the property during the construction phase and at completion. Accordingly, the Company reflected the buildings and related liabilities as deemed assets from landlord building construction in Property and equipment, net, Other current liabilities, and Deemed landlord liability, less current portion, respectively, on the condensed consolidated balance sheets. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The deemed assets are being fully depreciated, on a straight line basis, over the 15-year term of the lease. Deemed landlord liabilities are recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties. Accretion expense is being recorded over the term of the lease as a component of Interest expense, net in the Company’s condensed consolidated statements of operations. The Company paid $0.9 million and $1.0 million during the three months ended June 30, 2018 and 2017, respectively, and $1.9 million during each of the six months ended June 30, 2018 and 2017, respectively. The current and long-term portions of the Deemed landlord liability at June 30, 2018 were $2.0 million and $25.6 million, respectively. The current and long-term portions of the Deemed landlord liability at December 31, 2017 were $1.9 million and $26.6 million, respectively. The Company has recognized deemed assets, net of $15.5 million and $16.3 million at June 30, 2018 and December 31, 2017, respectively, in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the executive vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.2 million and $0.3 million during the three months ended June 30, 2018 and 2017, respectively, and $0.6 million during the six months ended June 30, 2018 and 2017, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations.

(13) Entity Wide Disclosures

Revenue by Category

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Therapeutic Area
Oncology	$43,002	$86,855
Other	37,059	71,276
Cardiology	24,508	48,244
Metabolic	22,890	44,945
AVAI	20,187	36,866
Central Nervous System	13,113	26,278
Endocrine	6,952	13,410
Medical Devices	2,433	5,347
Total revenue	$170,144	$333,221

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Endocrinology, Central Nervous System (“CNS”), Antiviral and Anti-infective (“AVAI”), as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 2,700 employees across 36 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

Revenue, which is distinct from billing and cash receipt, is recognized based the satisfaction of the individual performance obligations identified in each contract. Substantially all of our customer contracts consist of a single performance obligation, as the promise to transfer the individual services defined in the contracts are not separately identifiable from other promises in the contract, and therefore not distinct.  Our performance obligations are generally satisfied over time and recognized as services are performed.  The progression of our contract performance obligations are measured primarily utilizing the input method of cost to cost.  Cancellation provisions in our contracts allow our customers to terminate a contract either immediately or according to advance notice terms specified within the applicable contract, which is typically 30 days. Contract cancellation may occur for various reasons, including, but not limited to, adverse patient reactions, lack of efficacy, or inadequate patient enrollment. Upon cancellation, we are entitled to fees for services rendered and reimbursable costs incurred through the date of termination, including payment for subsequent services necessary to conclude the study or close out the contract. These fees are typically discussed and agreed upon with the customer and are realized as revenue when we believe the amount can be estimated reliably and its realization is probable.  Changes in revenue from period to period are driven primarily by new business volume and task order execution activity, project cancellations, changes in estimated costs to complete performance obligations, and the mix of active studies during a given period that can vary based on therapeutic area and or study life cycle stage.

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

New Business Awards, Cancellations and Backlog

New business awards represent the value of anticipated future revenue that has been awarded during the period that is recognized in backlog. This value is recognized upon the signing of a contract or receipt of a written pre-contract confirmation from a customer that confirms an agreement in principle on budget and scope. New business awards also include contract amendments, or changes in scope, where the customer has provided written authorization for changes in budget and scope or has approved us to perform additional work as of the measurement date. Awards may not be recognized as backlog after consideration of a number of factors, including whether (i) the relevant revenue is expected only after a pending regulatory hurdle, which might result in cancellation of the study, (ii) the customer funding needed for commencement of the study is not believed to have been secured or (iii) study timelines are uncertain or not well defined. In addition, study amounts that extend beyond a three-year timeline are not included in backlog. The number and amount of new business awards can vary significantly from period to period, and an award’s contractual duration can range from several months to several years based on customer and project specifications.

Cancellations arise in the normal course of business and are reflected when we receive written confirmation from the customer to cease work on a contractual agreement. The majority of our customers can terminate our contracts without cause upon 30 days’ notice. Similar to new business awards, the number and amount of cancellations can vary significantly period over period due to timing of customer correspondence and study-specific circumstances. Total cancellations in a period are offset against gross new business awards received in a period to determine net new business awards in our backlog calculation. On an Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) basis, net new business awards were $239.9 million and $440.7 million for the three and six months ended June 30, 2018, respectively. On an Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) basis, net new business awards were $155.9 million and $105.3 million for the three months ended June 30, 2018 and 2017, respectively. On an ASC 605 basis, net new business awards were $284.1 million and $199.2 million for the six months ended June 30, 2018 and 2017, respectively.

Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. On an ASC 606 basis, as of June 30, 2018, our backlog was $979.7 million. On an ASC 605 basis, as of June 30, 2018, our backlog increased by $87.7 million, or 17.7%, to $583.6 million compared to $495.9 million as of June 30, 2017. Included within backlog on an ASC 605 basis as of June 30, 2018 was approximately $335 million to $345 million that we expect to convert to net service revenue over the next twelve months, with the remainder expected to convert to net service revenue thereafter.

On an ASC 605 basis, the effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $1.5 million for the three months ended June 30, 2018; favorable foreign currency adjustments of $0.9 million for the six months ended June 30, 2018; favorable foreign currency adjustments of $1.3 million for the three months ended June 30, 2017; and favorable foreign currency adjustments of $1.1 million for the six months ended June 30, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. Dollars per Euro:	1.19	1.10	1.21	1.08

Results of Operations

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

	As Reported under ASC 606	Adjustments	As Revised under ASC 605	As Reported under ASC 605
	Three Months Ended
	June 30,
(Amounts in thousands, except percentages)	2018	2018	2018	2017	Change	% Change
Revenue, net	$170,144	$(170,144)	$—	$—	$170,144	100.0%
Service revenue, net	—	117,792	117,792	94,552	(94,552)	(100.0)%
Reimbursed out-of-pocket revenue	—	19,044	19,044	11,664	(11,664)	(100.0)%
Total revenue	170,144	(33,308)	136,836	106,216	63,928	60.2%
Direct service costs, excluding depreciation and amortization	61,478	—	61,478	51,955	9,523	18.3%
Reimbursed out-of-pocket expenses	55,198	(36,154)	19,044	11,664	43,534	373.2%
Total direct costs	116,676	(36,154)	80,522	63,619	53,057	83.4%
Selling, general and administrative	20,507	—	20,507	14,755	5,752	39.0%
Depreciation	2,226	—	2,226	2,101	125	5.9%
Amortization	7,390	—	7,390	9,462	(2,072)	(21.9)%
Total operating expenses	146,799	(36,154)	110,645	89,937	56,862	63.2%
Income from operations	23,345	2,846	26,191	16,279	7,066
Miscellaneous income (expense), net	478	—	478	(125)	603
Interest expense, net	(2,308)	—	(2,308)	(1,808)	(500)
Income before income taxes	21,515	2,846	24,361	14,346	7,169
Income tax provision	4,947	653	5,600	4,793	154
Net income	$16,568	$2,193	$18,761	$9,553	$7,015

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

	As Reported under ASC 606	Adjustments	As Revised under ASC 605	As Reported under ASC 605
	Six Months Ended
	June 30,
(Amounts in thousands, except percentages)	2018	2018	2018	2017	Change	% Change
Revenue, net	$333,221	$(333,221)	$—	$—	$333,221	100.0%
Service revenue, net	—	226,220	226,220	188,333	(188,333)	(100.0)%
Reimbursed out-of-pocket revenue	—	34,061	34,061	24,494	(24,494)	(100.0)%
Total revenue	333,221	(72,940)	260,281	212,827	120,394	56.6%
Direct service costs, excluding depreciation and amortization	121,819	—	121,819	103,060	18,759	18.2%
Reimbursed out-of-pocket expenses	112,111	(78,050)	34,061	24,494	87,617	357.7%
Total direct costs	233,930	(78,050)	155,880	127,554	106,376	83.4%
Selling, general and administrative	36,506	—	36,506	29,909	6,597	22.1%
Depreciation	4,540	—	4,540	4,231	309	7.3%
Amortization	14,781	—	14,781	18,910	(4,129)	(21.8)%
Total operating expenses	289,757	(78,050)	211,707	180,604	109,153	60.4%
Income from operations	43,464	5,110	48,574	32,223	11,241
Miscellaneous income (expense), net	325	—	325	(497)	822
Interest expense, net	(4,617)	—	(4,617)	(3,602)	(1,015)
Income before income taxes	39,172	5,110	44,282	28,124	11,048
Income tax provision	8,053	1,164	9,217	10,124	(2,071)
Net income	$31,119	$3,946	$35,065	$18,000	$13,119

Total Revenue

Total revenue increased by $63.9 million to $170.1 million for the three months ended June 30, 2018, from $106.2 million for the three months ended June 30, 2017. Total revenue increased by $120.4 million to $333.2 million for the six months ended June 30, 2018, from $212.8 million for the six months ended June 30, 2017. This was primarily driven by ASC 606 adoption, which resulted in an increase of $33.3 million for the three months ended June 30, 2018 and $72.9 million for the six months ended June 30, 2018. The remaining increase for the three months ended June 30, 2018 was primarily driven by growth within the AVAI, Metabolic, and other uncategorized therapeutic areas. The remaining increase for the six months ended June 30, 2018 was primarily driven by growth within the Oncology, Cardiology, and other uncategorized therapeutic areas.

Reimbursed out-of-pocket revenue decreased by $11.7 million to $0.0 million for the three months ended June 30, 2018, from $11.7 million for the three months ended June 30, 2017. Reimbursed out-of-pocket revenue decreased by $24.5 million to $0.0 million for the six months ended June 30, 2018, from $24.5 million for the six months ended June 30, 2017. This decrease was fully due to ASC 606 adoption.

Total direct costs

Total direct costs increased by $53.1 million, to $116.7 million for the three months ended June 30, 2018 from $63.6 million for the three months ended June 30, 2017. Total direct costs increased by $106.4 million, to $233.9 million for the six months ended June 30, 2018 from $127.6 million for the six months ended June 30, 2017. This was primarily driven by ASC 606 adoption, which resulted in an increase of $36.2 million for the three months ended June 30, 2018 and $78.1 million for the six months ended June 30, 2018. The remaining increase was primarily attributed to higher reimbursed out-of-pocket expenses, higher personnel costs, lab related costs and contracted services to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation or closeout, increased $7.4 million and $9.6 million for the three and six months ended June 30, 2018. The higher personnel costs portion increased by $5.8 million and $10.3 million for the three and six months ended June 30, 2018, compared to the same period in the prior year. Lab related costs increased by $2.1 million and $4.8 million for the three and six months ended June 30, 2018, compared to the same period in the prior year. Contracted service costs increased by $1.1 million and $2.4 million for the three and six months ended June 30, 2018, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $5.8 million, to $20.5 million for the three months ended June 30, 2018 from $14.8 million for the three months ended June 30, 2017. Selling, general and administrative expenses increased by $6.6 million, to $36.5 million for the six months ended June 30, 2018 from $29.9 million for the six months ended June 30, 2017. This increase was primarily driven by higher personnel costs, bad debt expense, secondary offering costs, exit charges and local non-income tax costs. The employee related costs portion increased by $1.9 million and $3.6 million for the three and six months ended June 30, 2018, compared to the same period in the prior year. Bad debt expense increased by $1.2 million and $1.5 million for the three and six months ended June 30, 2018, compared to the same period in the prior year. Secondary offering costs increased by $0.4 million for the three and six months ended June 30, 2018, compared to the same period in the prior year. Exit charges increased by $0.5 million for the three and six months ended June 30, 2018, compared to the same period in the prior year. Local non-income tax costs increased by $0.6 million for the three months ended June 30, 2018, compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.9 million, to $9.6 million for the three months ended June 30, 2018 from $11.6 for the three months ended June 30, 2017. Depreciation and amortization expense decreased by $3.8 million, to $19.3 million for the six months ended June 30, 2018 from $23.1 for the six months ended June 30, 2017.  The decrease in depreciation and amortization was primarily related to the continued amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous income (expense), net

Miscellaneous income (expense), net increased by $0.6 million, to $0.5 million of income for the three months ended June 30, 2018 from $0.1 million of expense for the three months ended June 30, 2017. Miscellaneous income (expense), net increased by $0.8 million, to $0.3 million of income for the six months ended June 30, 2018 from $0.5 million of expense for the six months ended June 30, 2017. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest expense, net

Interest expense, net increased by $0.5 million to $2.3 million for the three months ended June 30, 2018 from $1.8 million for the three months ended June 30, 2017. Interest expense, net increased by $1.0 million to $4.6 million for the six months ended June 30, 2018 from $3.6 million for the six months ended June 30, 2017. The increase in interest expense, net was related to higher average outstanding balance under our Senior Secured Revolving Credit Facility (as defined below), as well as a higher effective interest rate as a result of the variable interest rate on the Senior Secured Credit Facilities (as described below).

Income tax provision

Income tax provision increased by $0.2 million, to $4.9 million for the three months ended June 30, 2018 from $4.8 million for the three months ended June 30, 2017. Income tax provision decreased by $2.1 million, to $8.1 million for the six months ended June 30, 2018 from $10.1 million for the six months ended June 30, 2017.  The overall effective tax rate for the three months ended June 30, 2018 was 23.0%, compared to an overall effective tax rate of 33.4% for the three months ended June 30, 2017. The overall effective tax rate for the six months ended June 30, 2018 was 20.6%, compared to an overall effective tax rate of 36.0% for the six months ended June 30, 2017. The decrease in the effective tax rate for the three and six months ended June 30, 2018 and the decrease in the income tax provision for the six months ended June 30, 2018 was primarily due to the U.S. government enacted comprehensive tax legislation commonly referred to as “Tax Cuts and Jobs Act” (TCJA), which reduced the U.S. corporate income tax rate from 35% to 21% for the three and six months ended June 30, 2018 compared to the same period in the prior year, coupled with the impact of state taxes and a favorable impact associated with uncertain tax positions and acquired tax attributes. The increase in the income tax provision for the three months ended June 30, 2018 was primarily due to an increase in pre-tax book income compared to the same period in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our Senior Secured Revolving Credit Facility (as defined below). As of June 30, 2018, we had cash and cash equivalents of $22.2 million, including an immaterial amount of restricted cash. Approximately $11.0 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of June 30, 2018. On December 8, 2016, the Company entered into a credit agreement (the “Senior Secured Credit Agreement”) consisting of a $165.0 million term loan (the “Senior Secured Term Loan Facility”) and a $150.0 million revolving credit facility (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, the “Senior Secured Credit Facilities”). As of June 30, 2018, we had $129.8 million available for borrowing under our Senior Secured Revolving Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, payment of debt, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities.  The Company is still evaluating the impacts of the TCJA and how it will affect the Company’s current accounting position to indefinitely reinvest unremitted foreign earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Six Months Ended
	June 30,
Cash Flows (Amounts in thousands)	2018	2017
Net cash provided by operating activities	$64,641	$29,733
Net cash used in investing activities	(9,971)	(6,505)
Net cash used in financing activities	(57,985)	(32,450)
Effect of exchange rates on cash, cash equivalents and restricted cash	(940)	1,145
Decrease in cash, cash equivalents and restricted cash	$(4,255)	$(8,077)

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

Net cash flows provided by operating activities was $64.6 million for the six months ended June 30, 2018 beginning with net income of $31.1 million. Adjustments to reconcile net income to net cash provided by operating activities were $22.6 million, primarily related to amortization of intangibles of $14.8 million, depreciation of $4.5 million and stock based compensation expense of $3.0 million. Changes in operating assets and liabilities provided $10.9 million in operating cash flows and was primarily driven by increased accrued expenses of $14.2 million, an increase in advanced billings of $15.8 million, offset by increased accounts receivable and unbilled, net of $20.3 million.

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

Cash Flow from Investing Activities

Net cash used in investing activities was $10.0 million for the six months ended June 30, 2018 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $6.5 million for the six months ended June 30, 2017 primarily consisting of property and equipment expenditures and an acquisition of intangible assets.

Cash Flow from Financing Activities

Net cash used in financing activities was $58.0 million for the six months ended June 30, 2018 primarily related to $50.0 million in principal payments on our Senior Secured Revolving Credit Facility and $8.3 million in principal payments on our Senior Secured Term Loan Facility.

Net cash used in financing activities was $32.5 million for the six months ended June 30, 2017 primarily related to $26.4 million in repurchases of common stock and $6.2 million in principal payments on our Senior Secured Term Loan Facility.

Indebtedness

As of June 30, 2018, we had total indebtedness of $164.4 million, which was attributed to outstanding borrowings on the Senior Secured Credit Facilities. There was $20.0 million in outstanding borrowings under the Senior Secured Revolving Credit Facility as of June 30, 2018. As of June 30, 2018, we had $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Senior Secured Revolving Credit Facility. See Note 8 to our audited consolidated financial statements on our 2017 Annual Report on Form 10-K for details regarding our Senior Secured Credit Facilities.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. The following table summarizes future payments and interest related to indebtedness for the partial and full years subsequent to the quarter ended June 30, 2018.

There have been no material changes, except as follows, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Remaining 2018	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$164,375	$8,250	$37,125	$119,000	$-
Interest on long-term debt	17,530	3,022	10,553	3,955	-

Principal payments in the above table are based on the terms contained in our agreements. Interest payments are based on the interest rate in effect on June 30, 2018.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2018, we implemented material changes to our revenue recognition processes in response to the adoption of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” that became effective January 1, 2018. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting. Other than these changes, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Recent Sales of Unregistered Securities

On April 2, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,481 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $24,000.

On April 3, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 555 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $9,000.

On April 5, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 370 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $6,000.

On April 10, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 333 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $4,800.

On May 2, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 278 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $4,500.

On May 3, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 666 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $9,600.

On May 7, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,000 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $14,400.

On May 14, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 2,500 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $36,000.

On May 16, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,416 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $22,900 and 592 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $8,500.

On May 18, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 3,611 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $52,000.

On May 24, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,111 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $18,000 and 1,944 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $28,000.

On June 4, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,389 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $22,500 and 4,166 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $60,000.

On June 10, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 463 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $6,700.

On June 11, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 200 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $3,200 and 5,591 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $80,600.

On June 12, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 2,222 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $32,000.

On June 13, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 892 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $12,900.

On June 14, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 4,444 shares of our common stock at a price of $16.88 per share for an aggregate purchase price of approximately $75,000.

On June 15, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 1,462 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $21,100.

On June 19, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 833 shares of our common stock at a price of $16.20 per share for an aggregate purchase price of approximately $13,500 and 1,388 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $20,000.

On June 21, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 259 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $3,700.

On June 25, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 740 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $10,700.

On June 28, 2018, employees exercised stock options granted under the 2014 Equity Incentive Plan to purchase a total of 648 shares of our common stock at a price of $14.41 per share for an aggregate purchase price of approximately $9,300.

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

Date: July 31, 2018