Form 10-Q
period 2018-09-30
Medpace Holdings, Inc.
filed 2018-10-30
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,605,064 shares outstanding as of October 26, 2018

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$22,244	$26,485
Restricted cash	7	7
Accounts receivable and unbilled, net (includes $2.4 million and $1.0 million with related parties at September 30, 2018 and December 31, 2017, respectively)	108,285	83,079
Prepaid expenses and other current assets	22,549	20,400
Total current assets	153,085	129,971
Property and equipment, net	52,030	48,739
Goodwill	660,981	660,981
Intangible assets, net	76,569	98,740
Deferred income taxes	446	6,343
Other assets	6,732	5,943
Total assets	$949,843	$950,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,602	$16,674
Accrued expenses	80,328	23,673
Pre-funded study costs (includes $1.0 million with related parties at December 31, 2017)	-	57,406
Advanced billings (includes $0.2 million and $1.7 million with related parties at September 30, 2018 and December 31, 2017, respectively)	133,403	73,756
Current portion of long-term debt	-	16,500
Other current liabilities	4,794	4,697
Total current liabilities	232,127	192,706
Long-term debt, net, less current portion	113,689	205,111
Deemed landlord liability, less current portion	25,035	26,602
Deferred income tax liability	2,636	560
Deferred credit	3,953	11,468
Other long-term liabilities	11,014	10,740
Total liabilities	388,454	447,187
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 35,587,848 and 35,466,510 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	356	355
Treasury stock - 200,000 shares at September 30, 2018 and December 31, 2017	(6,030)	(6,030)
Additional paid-in capital	636,536	630,341
Accumulated deficit	(67,294)	(120,402)
Accumulated other comprehensive loss	(2,179)	(734)
Total shareholders’ equity	561,389	503,530
Total liabilities and shareholders’ equity	$949,843	$950,717

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Revenue, net (includes $5.1 million and $9.2 million with related parties for the three and nine months ended September 30, 2018, respectively)	$179,253	$-	$512,474	$-
Service revenue, net (includes $2.0 million and $8.9 million with related parties for the three and nine months ended September 30, 2017, respectively)	-	98,681	-	287,014
Reimbursed out-of-pocket revenue (includes $0.2 million and $1.3 million with related parties for the three and nine months ended September 30, 2017, respectively)	-	11,962	-	36,456
Total revenue	179,253	110,643	512,474	323,470
Operating expenses:
Direct service costs, excluding depreciation and amortization	62,520	53,144	184,339	156,204
Reimbursed out-of-pocket expenses	61,476	11,962	173,587	36,456
Total direct costs	123,996	65,106	357,926	192,660
Selling, general and administrative	18,606	16,606	55,112	46,515
Depreciation	2,343	2,237	6,883	6,468
Amortization	7,390	9,496	22,171	28,406
Total operating expenses	152,335	93,445	442,092	274,049
Income from operations	26,918	17,198	70,382	49,421
Other expense, net:
Miscellaneous income (expense), net	482	(145)	807	(642)
Interest expense, net	(1,941)	(1,906)	(6,558)	(5,508)
Total other expense, net	(1,459)	(2,051)	(5,751)	(6,150)
Income before income taxes	25,459	15,147	64,631	43,271
Income tax provision	6,154	5,316	14,207	15,440
Net income	$19,305	$9,831	$50,424	$27,831
Net income per share attributable to common shareholders:
Basic	$0.54	$0.25	$1.41	$0.70
Diluted	$0.52	$0.25	$1.36	$0.69
Weighted average common shares outstanding:
Basic	35,569	38,579	35,525	39,803
Diluted	37,125	39,329	36,795	40,537

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$19,305	$9,831	$50,424	$27,831
Other comprehensive income
Foreign currency translation adjustments, net of taxes	(64)	765	(1,445)	2,479
Comprehensive income	$19,241	$10,596	$48,979	$30,310

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,424	$27,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,883	6,468
Amortization	22,171	28,406
Stock-based compensation expense	4,386	3,215
Amortization of debt issuance costs and discount	471	498
Deferred income tax provision (benefit)	7,260	(420)
Amortization and adjustment of deferred credit	(7,515)	-
Other	487	(615)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(12,845)	5,340
Prepaid expenses and other current assets	(2,542)	(1,271)
Accounts payable	(1,323)	(467)
Accrued expenses	21,613	(4,840)
Pre-funded study costs	-	1,149
Advanced billings	28,277	2,381
Other assets and liabilities, net	(605)	1,058
Net cash provided by operating activities	117,142	68,733
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(12,575)	(8,329)
Acquisition of intangibles	-	(569)
Other	(186)	44
Net cash used in investing activities	(12,761)	(8,854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	1,810	1,187
Repurchases of common stock	-	(95,260)
Payment of debt	(38,156)	(9,281)
Proceeds from revolving loan	-	40,000
Payments on revolving loan	(70,000)	(10,000)
Payment of deemed landlord liability	(1,387)	(1,240)
Net cash used in financing activities	(107,733)	(74,594)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(889)	1,555
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,241)	(13,160)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	26,492	37,407
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$22,251	$24,247

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2018

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

Secondary Offerings

During the three and nine months ended September 30, 2018, Cinven Capital Management (V) General Partner Limited (“Cinven”), sold a total of 10,399,997 and 16,399,997 shares, respectively, of the Company’s common stock as part of multiple secondary offerings (the “Offerings”). The Company incurred professional fees in connection with the Offerings of approximately $0.3 million and $0.7 million, respectively, during the three and nine months ended September 30, 2018. The fees are included within operating expenses in the accompanying consolidated statement of operations. As of August 27, 2018, Cinven does not beneficially own any shares of the Company’s outstanding common stock. The Company did not sell any shares in or receive any proceeds from the Offerings.

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

On September 30, 2018, we had approximately $1,047.1 million of performance obligations remaining to be performed for active projects.

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 ‘‘Revenue from Contracts with Customers,’’ (“ASC 606”) to clarify the principles of recognizing revenue and create common revenue recognition guidance between US GAAP and International Financial Reporting Standards. The new standard became effective for the Company in the first quarter 2018.

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

	Three Months Ended September 30, 2018
	As Reported	Adjustments	As Revised under ASC 605
Revenue:
Revenue, net	$179,253	$(179,253)	$-
Service revenue, net	-	123,990	123,990
Reimbursed out-of-pocket revenue	-	19,102	19,102
Total revenue	179,253	(36,161)	143,092
Operating expenses:
Direct service costs, excluding depreciation and amortization	62,520	-	62,520
Reimbursed out-of-pocket expenses	61,476	(42,374)	19,102
Total direct costs	123,996	(42,374)	81,622
Total operating expenses	152,335	(42,374)	109,961
Income from operations	26,918	6,213	33,131
Income before income taxes	25,459	6,213	31,672
Income tax provision	6,154	1,522	7,676
Net income	$19,305	$4,691	$23,996
Net income per share attributable to common shareholders:
Basic	$0.54	$0.13	$0.67
Diluted	$0.52	$0.12	$0.64
Weighted average common shares outstanding:
Basic	35,569	-	35,569
Diluted	37,125	-	37,125

	Nine Months Ended September 30, 2018
	As Reported	Adjustments	As Revised under ASC 605
Revenue:
Revenue, net	$512,474	$(512,474)	$-
Service revenue, net	-	350,210	350,210
Reimbursed out-of-pocket revenue	-	53,163	53,163
Total revenue	512,474	(109,101)	403,373
Operating expenses:
Direct service costs, excluding depreciation and amortization	184,339	-	184,339
Reimbursed out-of-pocket expenses	173,587	(120,424)	53,163
Total direct costs	357,926	(120,424)	237,502
Total operating expenses	442,092	(120,424)	321,668
Income from operations	70,382	11,323	81,705
Income before income taxes	64,631	11,323	75,954
Income tax provision	14,207	2,686	16,893
Net income	$50,424	$8,637	$59,061
Net income per share attributable to common shareholders:
Basic	$1.41	$0.25	$1.66
Diluted	$1.36	$0.24	$1.60
Weighted average common shares outstanding:
Basic	35,525	-	35,525
Diluted	36,795	-	36,795

ASSETS	As of September 30, 2018
Current assets:	As Reported	Adjustments	As Revised under ASC 605
Accounts receivable and unbilled, net	108,285	(14,113)	94,172
Total current assets	153,085	(14,113)	138,972
Total assets	$949,843	$(14,113)	$935,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	80,328	(49,739)	30,589
Pre-funded study costs	-	61,136	61,136
Advanced billings	133,403	(33,446)	99,957
Other current liabilities	4,794	2,686	7,480
Total current liabilities	232,127	(19,363)	212,764
Deferred income tax liability	2,636	(703)	1,933
Total liabilities	388,454	(20,066)	368,388
Shareholders’ equity:
Accumulated deficit	(67,294)	5,953	(61,341)
Total shareholders’ equity	561,389	5,953	567,342
Total liabilities and shareholders’ equity	$949,843	$(14,113)	$935,730

CASH FLOWS FROM OPERATING ACTIVITIES:	Nine Months Ended September 30, 2018
	As Reported	Adjustments	As Revised under ASC 605
Net income	50,424	8,637	59,061
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(12,845)	1,238	(11,607)
Accrued expenses	21,613	(14,393)	7,220
Pre-funded study costs	-	3,732	3,732
Advanced billings	28,277	(1,900)	26,377
Other assets and liabilities, net	(605)	2,686	2,081
Net cash provided by operating activities	117,142	-	117,142

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”). The guidance in ASC 842 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13) (“ASC 840”). ASC 842 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASC 842 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.

ASC 842 allows by policy election, an entity to choose its transition approach.  Entities must adopt ASC 842 on a either a modified retrospective basis to each prior reporting period presented or through an optional alternative method referred to as the “Comparatives Under ASC 840 Approach” which allows entities to apply the new requirements to only those leases that exist as of January 1, 2019.  The Company has elected to adopt ASC 842 utilizing the Comparatives Under ASC 840 Approach.  As such, ASC 842 will be applied on a prospective basis as of January 1, 2019 and any cumulative catch up adjustment for differences between ASC 842 and ASC 840 will be recorded upon adoption.

ASC 842 also allows for the election of certain practical expedients that are meant to ease the burden of transitioning to ASC 842 while still achieving compliance.  The Company will elect the “package of three” practical expedient allowing the Company to carry forward decisions made and documented under current US GAAP, rather than reassessing all of the Company’s contracts to determine whether they are or contain leases and how they would be classified under ASC 842.  The Company has decided not to elect the hindsight practical expedient, which if elected would require the Company to reassess the lease term and assessment of impairment for all of the Company’s leases using the facts and circumstances known up to the adoption date of the standard.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except for earnings per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted-average shares:
Common shares outstanding	35,569	38,579	35,525	39,803
RSAs	141	62	144	60
Total weighted-average shares	35,710	38,641	35,669	39,863
Earnings per common share—Basic
Net income	$19,305	$9,831	$50,424	$27,831
Less: Undistributed earnings allocated to RSAs	76	16	204	42
Net income available to common shareholders—Basic	$19,229	$9,815	$50,220	$27,789

Net income per common share—Basic	$0.54	$0.25	$1.41	$0.70

Basic weighted-average common shares outstanding	35,569	38,579	35,525	39,803
Effect of diluted shares	1,556	750	1,270	734
Diluted weighted-average shares outstanding	37,125	39,329	36,795	40,537

Net income per common share—Diluted	$0.52	$0.25	$1.36	$0.69

During the three and nine months ended September 30, 2018, the Company had 13,420 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the three and nine months ended September 30, 2017, the Company had 27,500 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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

The Company does not have any recurring fair value measurements as of September 30, 2018. There were no transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2018 or 2017.

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	September 30,	January 1,		December 31,
	2018	2018	Adjustments	2017
Accounts receivable	$60,275	$55,599	$-	$55,599
Unbilled receivables	49,072	41,028	12,875	28,153
Less: allowance for doubtful accounts	(1,062)	(673)	-	(673)
Total accounts receivable and unbilled, net	$108,285	$95,954	$12,875	$83,079

Unbilled receivables increased from $41.0 million at January 1, 2018, which includes adjustments of $12.9 million related to the adoption of ASC 606, to $49.1 million at September 30, 2018. The increase is primarily driven by revenue recognized on certain contracts in advance of customer invoicing.

Contract Liabilities

Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	September 30,	January 1,		December 31,
	2018	2018	Adjustments	2017
Advanced billings	$133,403	$105,304	$31,548	$73,756
Pre-funded study costs	$-	$-	$(57,406)	$57,406

Advanced billings increased from $105.3 million at January 1, 2018, which includes adjustments of $31.5 million related to the adoption of ASC 606, to $133.4 million at September 30, 2018. The increase is primarily driven by billing and/or collection activity in the nine months ended September 30, 2018 in advance of revenue being earned for delivery of service obligations.

(6) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2018	2017
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Backlog	$72,630	$72,630
Customer relationships	145,051	145,051
Developed technologies	54,475	54,475
Other	3,074	3,074
Total finite-lived intangible assets	275,230	275,230
Accumulated amortization:
Backlog	(72,630)	(72,630)
Customer relationships	(106,142)	(92,661)
Developed technologies	(49,028)	(40,856)
Other	(2,507)	(1,989)
Total accumulated amortization	(230,307)	(208,136)
Total finite-lived intangible assets, net	44,923	67,094
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$76,569	$98,740

As of September 30, 2018, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2018	$7,390
2019	14,829
2020	7,876
2021	5,114
2022	3,353
Later years	6,361
$44,923

(7) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2018	2017
Employee compensation and benefits	$25,696	$19,707
Project related reimbursable expenses	49,739	-
Other	4,893	3,966
Total accrued expenses	$80,328	$23,673

(8) Debt

Debt consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2018	2017

Revolving credit facility	$-	$70,000
Term loan	114,469	152,625
Less unamortized discount	(307)	(399)
Less unamortized term loan debt issuance costs	(473)	(615)
Less current portion of long-term debt	-	(16,500)
Long-term debt, net, less current portion	$113,689	$205,111

Principal payments on debt are due as follows (in thousands):

2018 (remaining)	$-
2019	-
2020	15,469
2021	99,000
Total	$114,469

The estimated fair value of the Company’s debt based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions, approximates the carrying value as of September 30, 2018 and December 31, 2017.

(9) Shareholder’s Equity and Stock-Based Compensation

The Company granted 722,200 awards to employees under the 2016 Incentive Award Plan, during the nine months ended September 30, 2018, consisting of 443,000 stock option awards and 279,200 restricted stock units (“RSU”), all vesting after four years. The Company granted an additional 33,801 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the nine months ended September 30, 2018. These awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date. The Company granted 933,550 awards to employees under the 2016 Incentive Award Plan, during the nine months ended September 30, 2017, consisting of 777,550 stock option awards, 118,000 restricted stock awards (“RSA”) and 38,000 restricted stock units (“RSU”), all vesting after four years. The Company granted an additional 41,346 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan during the nine months ended September 30, 2017.

Award Activity

The following table sets forth the Company’s stock option activity:

	Nine Months Ended September 30, 2018
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	2,782,868	$20.73
Granted	476,801	$33.77
Exercised	(121,338)	$14.92
Forfeited/Expired	(212,217)	$23.55
Outstanding - end of period	2,926,114	$22.89

Exercisable - end of period	1,119,216	$15.91

The following table sets forth the Company’s RSA/RSU activity:

Nine Months Ended
September 30, 2018
Shares/Units
Outstanding and unvested - beginning of period	183,629
Granted	279,200
Vested	-
Forfeited	(16,000)
Outstanding and unvested - end of period	446,829

Cumulative vested shares - end of period	1,884,287

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total direct costs	$875	$389	$2,619	$1,504
Selling, general and administrative	557	592	1,767	1,711
Total stock-based compensation expense	$1,432	$981	$4,386	$3,215

(10) Income Taxes

The Company’s effective income tax rate was 24.2% and 35.1% for the three months ended September 30, 2018 and 2017, respectively. The Company’s effective income tax rate was 22.0% and 35.7% for the nine months ended September 30, 2018 and 2017, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2018 varied from the U.S. statutory rate of 21% primarily due to the impact of state taxes and the benefit of uncertain tax positions coupled with a favorable tax impact associated with previously acquired tax attributes.

The Company recognized the income tax effects of the “Tax Cuts and Jobs Act” (TCJA) in its audited consolidated financial statements on our 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides Securities and Exchange Commission staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law. The guidance also provides for a measurement period of up to one year from the enactment date for the Company to complete the accounting for the U.S. tax law changes. As such, the Company’s 2017 financial results reflected the provisional estimate of the income tax effects of the TCJA. For the three months ended September 30, 2018, the Company revised the following provisional estimates for the amounts recorded as of December 31, 2017:

•

Transition tax on unpatriated foreign earnings: The Company originally estimated a transition tax expense of $0.6 million; however, based on new guidance issued by Department of Treasury and the Internal Revenue Service, the revised provisional transition tax liability is $0.4 million. This adjustment favorably impacted the effective tax rate for the nine months ended September 30, 2018 by approximately 0.4%.

•

Reduction of U.S. Federal Corporate Tax Rate: The Company originally estimated a provisional tax benefit of $3.4 million related to the revaluation of deferred tax assets and liabilities. During Q3 2018, the deferred tax assets/liabilities as of December 31, 2017 were adjusted to match the balances per the 2017 US corporate income tax return. The revised deferred balance was then adjusted from a 35% tax rate to a 21% tax rate. This resulted in a revised provisional tax benefit of approximately $3.6 million.  This adjustment favorably impacted the effective tax rate for the nine months ended September 30, 2018 by approximately 0.3%.

Absent the adjustments noted above, no subsequent adjustments have been made to the other provisional amounts recorded as of December 31, 2017, which continue to represent a provisional estimate of the impact of TCJA. The estimate of the impact of TCJA is based on certain assumptions and the Company's current interpretation, and may change, as the Company receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time.

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

(11) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of September 30, 2018 and December 31, 2017.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of September 30, 2018.

(12) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at September 30, 2018 and December 31, 2017, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Management Fees

During the third quarter of 2018, Cinven sold its remaining shares of the Company’s common stock and all three members of the Company’s Board of Directors (the “Board”) affiliated with Cinven subsequently resigned. Cinven is no longer considered to be a related party subsequent to these events. Prior to these events, the Company paid fees for director services provided by Cinven employees that were members of the Company’s Board and any related committees. The director fees were paid directly to Cinven in accordance with the Company’s non-employee director compensation policy. During the three and nine months ended September 30, 2018, the Company incurred board of director fees and related travel fees to Cinven of less than $0.1 million and $0.1 million, respectively, in the Company’s condensed consolidated statement of operations. During the three and nine months ended September 30, 2017, the Company incurred board of director fees and related travel fees to Cinven of less than $0.1 million and $0.1 million, respectively, in the Company’s condensed consolidated statement of operations.

Service Agreements

Coherus BioSciences, Inc. (“Coherus”)

The chief executive officer of the Company was a member of Coherus’s board of directors until his resignation in the first quarter of 2018. Coherus is no longer considered a related party as of the first quarter of 2018. During the three months ended September 30, 2017, the Company recognized service revenue from Coherus of $1.4 million and during the nine months ended September 30, 2017, the Company recognized service revenue from Coherus of $6.5 million in the Company’s condensed consolidated statements of operations.  In addition, the Company recognized Reimbursed out-of-pocket revenue with Coherus in the condensed consolidated statements of operations of $0.1 million during the three months ended September 30, 2017 and $1.1 million during the nine months ended September 30, 2017. As of December 31, 2017, the Company had Accounts receivable and unbilled, net from Coherus of $0.3 million recorded in the condensed consolidated balance sheets. As of December 31, 2017, the Company had, from Coherus, $1.5 million of Advanced billings and $1.0 million of Pre-funded study costs, in the condensed consolidated balance sheets.

Xenon Pharmaceuticals, Inc. (“Xenon”)

Certain executives and employees of the Company, including the chief executive officer, have held equity investments in Xenon, a clinical-stage biopharmaceutical company. During the second quarter of 2017, the chief executive officer sold his entire equity position held in Xenon. Xenon is no longer considered to be a related party subsequent to this sale. The Company recognized service revenue from Xenon of $0.6 million during the six months ended June 30, 2017 in the Company’s condensed consolidated statements of operations.

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. During the first quarter of 2016, it was announced that a Medpace employee would join Cymabay’s board of directors. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. During the three and nine months ended September 30, 2018, the Company recognized total revenue from Cymabay of $4.1 million and $6.2 million, respectively, and for the three and nine months ended September 30, 2017, the Company recognized service revenue from Cymabay of $0.2 million and $0.4 million, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, respectively, the Company had Accounts receivable and unbilled, net from Cymabay of $1.9 million and $0.1 million recorded in the condensed consolidated balance sheets.

LIB Therapeutics LLC (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. During the three and nine months ended September 30, 2018, the Company recognized total revenue from LIB of $1.0 million and $2.8 million, respectively, and for the three and nine months ended September 30, 2017, the Company recognized service revenue from LIB of $0.5 million and $1.1 million, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, respectively, the Company had Accounts receivable and unbilled, net from LIB of $0.4 million and $0.5 million recorded in the condensed consolidated balance sheets. In addition, as of December 31, 2017 the Company had Advanced billings from LIB of $0.2 million recorded in the condensed consolidated balance sheets.

CinRx Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the three and nine months ended September 30, 2018, the Company recognized total revenue from CinRx of less than $0.1 million and $0.2 million, respectively, and for the three and nine months ended September 30, 2017, the Company recognized service revenue from CinRx of $0.1 million and $0.3 million, respectively, in the Company’s condensed consolidated statements of operations. In addition, as of September 30, 2018 the Company had Advanced billings from CinRx of $0.1 million recorded in the condensed consolidated balance sheets.

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

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Lease expense recognized for each of the three months ended September 30, 2018 and 2017 was $0.5 million, respectively, and lease expense recognized for each of the nine months ended September 30, 2018 and 2017 was $1.6 million, respectively. The lease expense was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations.

Deemed Assets and Deemed Landlord Liabilities

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. In accordance with the accounting guidance related to leases, the Company was deemed in substance to be the owner of the property during the construction phase and at completion. Accordingly, the Company reflected the buildings and related liabilities as deemed assets from landlord building construction in Property and equipment, net, Other current liabilities, and Deemed landlord liability, less current portion, respectively, on the condensed consolidated balance sheets. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The deemed assets are being fully depreciated, on a straight line basis, over the 15-year term of the lease. Deemed landlord liabilities are recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties. Accretion expense is being recorded over the term of the lease as a component of Interest expense, net in the Company’s condensed consolidated statements of operations. The Company paid $1.0 million and $0.9 million during the three months ended September 30, 2018 and 2017, respectively, and $2.9 million and $2.8 million during the nine months ended September 30, 2018 and 2017, respectively. The current and long-term portions of the Deemed landlord liability at September 30, 2018 were $2.0 million and $25.0 million, respectively. The current and long-term portions of the Deemed landlord liability at December 31, 2017 were $1.9 million and $26.6 million, respectively. The Company has recognized deemed assets, net of $15.1 million and $16.3 million at September 30, 2018 and December 31, 2017, respectively, in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the executive vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.4 million and $0.3 million during the three months ended September 30, 2018 and 2017, respectively, and $1.0 million and $0.9 million during the nine months ended September 30, 2018 and 2017, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations.

(13) Entity Wide Disclosures

Revenue by Category

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Therapeutic Area
Oncology	$48,940	$135,795
Other	41,463	112,739
Cardiology	21,060	69,304
Metabolic	22,935	67,880
AVAI	22,097	58,963
Central Nervous System	13,827	40,105
Endocrine	5,636	19,046
Medical Devices	3,295	8,642
Total revenue	$179,253	$512,474

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, business strategy, product approvals and plans and our objectives for future operations, are forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We caution you therefore against relying on these forward-looking statements.

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Endocrinology, Central Nervous System (“CNS”), Antiviral and Anti-infective (“AVAI”), as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 2,800 employees across 36 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

Change in Controlled Company Status

Prior to August 10, 2018, the Company met the definition of a “controlled company” as defined by Nasdaq rules. A “controlled company” is defined in Nasdaq Rule 5615(c) as a company of which more than 50 percent of the voting power for the election of directors is held by an individual, group or another company. Certain Nasdaq requirements do not apply to a “controlled company”, including requirements that: (i) a majority of its board of directors must be comprised of “independent” directors as defined in Nasdaq’s rules, and (ii) the compensation of officers and the nomination of directors be determined in accordance with specific rules, generally requiring determinations by committees comprised solely of independent directors or in meetings at which only the independent directors are present. On August 10, 2018, the Company’s previously largest shareholder, Cinven Capital Management (V) General Partner Limited (“Cinven”), sold a portion of its shares in a public offering, which resulted in the Company no longer meeting the definition of a “controlled company”.

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

Revenue, which is distinct from billing and cash receipt, is recognized based on the satisfaction of the individual performance obligations identified in each contract. Substantially all of our customer contracts consist of a single performance obligation, as the promise to transfer the individual services defined in the contracts are not separately identifiable from other promises in the contract, and therefore not distinct.  Our performance obligations are generally satisfied over time and recognized as services are performed.  The progression of our contract performance obligations are measured primarily utilizing the input method of cost to cost.  Cancellation provisions in our contracts allow our customers to terminate a contract either immediately or according to advance notice terms specified within the applicable contract, which is typically 30 days. Contract cancellation may occur for various reasons, including, but not limited to, adverse patient reactions, lack of efficacy, or inadequate patient enrollment. Upon cancellation, we are entitled to fees for services rendered and reimbursable costs incurred through the date of termination, including payment for subsequent services necessary to conclude the study or close out the contract. These fees are typically discussed and agreed upon with the customer and are realized as revenue when we believe the amount can be estimated reliably and its realization is probable.  Changes in revenue from period to period are driven primarily by new business volume and task order execution activity, project cancellations, changes in estimated costs to complete performance obligations, and the mix of active studies during a given period that can vary based on therapeutic area and or study life cycle stage.

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

Cancellations arise in the normal course of business and are reflected when we receive written confirmation from the customer to cease work on a contractual agreement. The majority of our customers can terminate our contracts without cause upon 30 days’ notice. Similar to new business awards, the number and amount of cancellations can vary significantly period over period due to timing of customer correspondence and study-specific circumstances. Total cancellations in a period are offset against gross new business awards received in a period to determine net new business awards in our backlog calculation. On an Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) basis, net new business awards were $227.6 million and $668.3 million for the three and nine months ended September 30, 2018, respectively. On an Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) basis, net new business awards were $150.1 million and $112.1 million for the three months ended September 30, 2018 and 2017, respectively. On an ASC 605 basis, net new business awards were $434.2 million and $311.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. On an ASC 606 basis, as of September 30, 2018, our backlog was $1,024.5 million. On an ASC 605 basis, as of September 30, 2018, our backlog increased by $98.7 million, or 19.4%, to $608.7 million compared to $510.0 million as of September 30, 2017. Included within backlog on an ASC 605 basis as of September 30, 2018 was approximately $360 million to $370 million that we expect to convert to net service revenue over the next twelve months, with the remainder expected to convert to net service revenue thereafter.

On an ASC 605 basis, the effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $0.6 million for the three months ended September 30, 2018; favorable foreign currency adjustments of $0.3 million for the nine months ended September 30, 2018; favorable foreign currency adjustments of $1.5 million for the three months ended September 30, 2017; and favorable foreign currency adjustments of $2.6 million for the nine months ended September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. Dollars per Euro:	1.16	1.17	1.19	1.11

Results of Operations

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

	As Reported under ASC 606	Adjustments	As Revised under ASC 605	As Reported under ASC 605
	Three Months Ended
	September 30,
(Amounts in thousands, except percentages)	2018	2018	2018	2017	Change	% Change
Revenue, net	$179,253	$(179,253)	$—	$—	$179,253	100.0%
Service revenue, net	—	123,990	123,990	98,681	(98,681)	(100.0)%
Reimbursed out-of-pocket revenue	—	19,102	19,102	11,962	(11,962)	(100.0)%
Total revenue	179,253	(36,161)	143,092	110,643	68,610	62.0%
Direct service costs, excluding depreciation and amortization	62,520	—	62,520	53,144	9,376	17.6%
Reimbursed out-of-pocket expenses	61,476	(42,374)	19,102	11,962	49,514	413.9%
Total direct costs	123,996	(42,374)	81,622	65,106	58,890	90.5%
Selling, general and administrative	18,606	—	18,606	16,606	2,000	12.0%
Depreciation	2,343	—	2,343	2,237	106	4.7%
Amortization	7,390	—	7,390	9,496	(2,106)	(22.2)%
Total operating expenses	152,335	(42,374)	109,961	93,445	58,890	63.0%
Income from operations	26,918	6,213	33,131	17,198	9,720
Miscellaneous income (expense), net	482	—	482	(145)	627
Interest expense, net	(1,941)	—	(1,941)	(1,906)	(35)
Income before income taxes	25,459	6,213	31,672	15,147	10,312
Income tax provision	6,154	1,522	7,676	5,316	838
Net income	$19,305	$4,691	$23,996	$9,831	$9,474

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

	As Reported under ASC 606	Adjustments	As Revised under ASC 605	As Reported under ASC 605
	Nine Months Ended
	September 30,
(Amounts in thousands, except percentages)	2018	2018	2018	2017	Change	% Change
Revenue, net	$512,474	$(512,474)	$—	$—	$512,474	100.0%
Service revenue, net	—	350,210	350,210	287,014	(287,014)	(100.0)%
Reimbursed out-of-pocket revenue	—	53,163	53,163	36,456	(36,456)	(100.0)%
Total revenue	512,474	(109,101)	403,373	323,470	189,004	58.4%
Direct service costs, excluding depreciation and amortization	184,339	—	184,339	156,204	28,135	18.0%
Reimbursed out-of-pocket expenses	173,587	(120,424)	53,163	36,456	137,131	376.2%
Total direct costs	357,926	(120,424)	237,502	192,660	165,266	85.8%
Selling, general and administrative	55,112	—	55,112	46,515	8,597	18.5%
Depreciation	6,883	—	6,883	6,468	415	6.4%
Amortization	22,171	—	22,171	28,406	(6,235)	(21.9)%
Total operating expenses	442,092	(120,424)	321,668	274,049	168,043	61.3%
Income from operations	70,382	11,323	81,705	49,421	20,961
Miscellaneous income (expense), net	807	—	807	(642)	1,449
Interest expense, net	(6,558)	—	(6,558)	(5,508)	(1,050)
Income before income taxes	64,631	11,323	75,954	43,271	21,360
Income tax provision	14,207	2,686	16,893	15,440	(1,233)
Net income	$50,424	$8,637	$59,061	$27,831	$22,593

Total revenue

Total revenue increased by $68.6 million to $179.3 million for the three months ended September 30, 2018, from $110.6 million for the three months ended September 30, 2017. Total revenue increased by $189.0 million to $512.5 million for the nine months ended September 30, 2018, from $323.5 million for the nine months ended September 30, 2017. This was primarily driven by ASC 606 adoption, which resulted in an increase of $36.2 million for the three months ended September 30, 2018 and $109.1 million for the nine months ended September 30, 2018. The remaining increase for the three and nine months ended September 30, 2018 was primarily driven by growth within the Oncology, AVAI, and other uncategorized therapeutic areas.

Reimbursed out-of-pocket revenue decreased by $12.0 million to $0.0 million for the three months ended September 30, 2018, from $12.0 million for the three months ended September 30, 2017. Reimbursed out-of-pocket revenue decreased by $36.5 million to $0.0 million for the nine months ended September 30, 2018, from $36.5 million for the nine months ended September 30, 2017. This decrease was fully due to ASC 606 adoption.

Total direct costs

Total direct costs increased by $58.9 million, to $124.0 million for the three months ended September 30, 2018 from $65.1 million for the three months ended September 30, 2017. Total direct costs increased by $165.3 million, to $357.9 million for the nine months ended September 30, 2018 from $192.7 million for the nine months ended September 30, 2017. This was primarily driven by ASC 606 adoption, which resulted in an increase of $42.4 million for the three months ended September 30, 2018 and $120.4 million for the nine months ended September 30, 2018. The remaining increase was primarily attributed to higher reimbursed out-of-pocket expenses, higher personnel costs, lab related costs and contracted services to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation or closeout, increased $7.1 million and $16.7 million for the three and nine months ended September 30, 2018. The higher personnel costs portion increased by $5.4 million and $15.7 million for the three and nine months ended September 30, 2018, compared to the same period in the prior year. Lab related costs increased by $1.7 million and $6.5 million for the three and nine months ended September 30, 2018, compared to the same period in the prior year. Contracted service costs increased by $1.9 million and $4.3 million for the three and nine months ended September 30, 2018, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $2.0 million, to $18.6 million for the three months ended September 30, 2018 from $16.6 million for the three months ended September 30, 2017. Selling, general and administrative expenses increased by $8.6 million, to $55.1 million for the nine months ended September 30, 2018 from $46.5 million for the nine months ended September 30, 2017. This increase was primarily driven by higher personnel costs, bad debt expense, secondary offering costs, exit charges and personnel recruitment costs. The higher personnel costs portion increased by $1.6 million and $5.2 million for the three and nine months ended September 30, 2018, compared to the same period in the prior year. Bad debt expense increased by $1.1 million for the nine months ended September 30, 2018, compared to the same period in the prior year. Secondary offering costs increased by $0.5 million for the nine months ended September 30, 2018, compared to the same period in the prior year. Exit charges increased by $0.5 million for the nine months ended September 30, 2018, compared to the same period in the prior year. Personnel recruitment costs increased by $0.6 million and $1.1 million for the three and nine months ended September 30, 2018, compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.0 million, to $9.7 million for the three months ended September 30, 2018 from $11.7 million for the three months ended September 30, 2017. Depreciation and amortization expense decreased by $5.8 million, to $29.1 million for the nine months ended September 30, 2018 from $34.9 million for the nine months ended September 30, 2017.  The decrease in depreciation and amortization was primarily related to the continued amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous income (expense), net

Miscellaneous income (expense), net increased by $0.6 million, to $0.5 million of income for the three months ended September 30, 2018 from $0.1 million of expense for the three months ended September 30, 2017. Miscellaneous income (expense), net increased by $1.4 million, to $0.8 million of income for the nine months ended September 30, 2018 from $0.6 million of expense for the nine months ended September 30, 2017. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest expense, net

Interest expense, net increased by $0.0 million to $1.9 million for the three months ended September 30, 2018 from $1.9 million for the three months ended September 30, 2017. Interest expense, net increased by $1.1 million to $6.6 million for the nine months ended September 30, 2018 from $5.5 million for the nine months ended September 30, 2017. The increase in interest expense, net was related to higher average outstanding balance under our Senior Secured Revolving Credit Facility (as defined below), as well as a higher effective interest rate as a result of the variable interest rate on the Senior Secured Credit Facilities (as described below).

Income tax provision

Income tax provision increased by $0.8 million, to $6.2 million for the three months ended September 30, 2018 from $5.3 million for the three months ended September 30, 2017. Income tax provision decreased by $1.2 million, to $14.2 million for the nine months ended September 30, 2018 from $15.4 million for the nine months ended September 30, 2017.  The overall effective tax rate for the three months ended September 30, 2018 was 24.2%, compared to an overall effective tax rate of 35.1% for the three months ended September 30, 2017. The overall effective tax rate for the nine months ended September 30, 2018 was 22.0%, compared to an overall effective tax rate of 35.7% for the nine months ended September 30, 2017. The decrease in the effective tax rate for the three and nine months ended September 30, 2018 and the decrease in the income tax provision for the nine months ended September 30, 2018 was primarily due to the U.S. government enacted comprehensive tax legislation commonly referred to as “Tax Cuts and Jobs Act” (TCJA), which reduced the U.S. corporate income tax rate from 35% to 21% for the three and nine months ended September 30, 2018 compared to the same period in the prior year, coupled with the impact of state taxes and a favorable impact associated with uncertain tax positions and acquired tax attributes. The increase in the income tax provision for the three months ended September 30, 2018 was primarily due to an increase in pre-tax book income compared to the same period in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our Senior Secured Revolving Credit Facility (as defined below). As of September 30, 2018, we had cash and cash equivalents of $22.3 million, including an immaterial amount of restricted cash. Approximately $9.6 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of September 30, 2018. On December 8, 2016, the Company entered into a credit agreement (the “Senior Secured

Credit Agreement”) consisting of a $165.0 million term loan (the “Senior Secured Term Loan Facility”) and a $150.0 million revolving credit facility (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, the “Senior Secured Credit Facilities”). As of September 30, 2018, we had $149.8 million available for borrowing under our Senior Secured Revolving Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, payment of debt, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities.  The Company is still evaluating the impacts of the TCJA and how it will affect the Company’s current accounting position to indefinitely reinvest unremitted foreign earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowings under existing and future credit facilities, we would likely incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Nine Months Ended
	September 30,
Cash Flows (Amounts in thousands)	2018	2017
Net cash provided by operating activities	$117,142	$68,733
Net cash used in investing activities	(12,761)	(8,854)
Net cash used in financing activities	(107,733)	(74,594)
Effect of exchange rates on cash, cash equivalents and restricted cash	(889)	1,555
Decrease in cash, cash equivalents and restricted cash	$(4,241)	$(13,160)

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

Net cash flows provided by operating activities was $117.1 million for the nine months ended September 30, 2018 beginning with net income of $50.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $34.1 million, primarily related to amortization of intangibles of $22.2 million, depreciation of $6.9 million, and deferred income tax provision of $7.3 million, offset by $7.5 million of amortization and adjustment of deferred credit. Changes in operating assets and liabilities provided $32.6 million in operating cash flows and was primarily driven by increased accrued expenses of $21.6 million and an increase in advanced billings of $28.3 million, offset by increased accounts receivable and unbilled, net of $12.8 million.

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

Cash Flow from Investing Activities

Net cash used in investing activities was $12.8 million for the nine months ended September 30, 2018 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $8.9 million for the nine months ended September 30, 2017 primarily consisting of property and equipment expenditures and an acquisition of intangible assets.

Cash Flow from Financing Activities

Net cash used in financing activities was $107.7 million for the nine months ended September 30, 2018 primarily related to $70.0 million in principal payments on our Senior Secured Revolving Credit Facility and $38.2 million in principal payments on our Senior Secured Term Loan Facility.

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

Indebtedness

As of September 30, 2018, we had total indebtedness of $114.5 million, which was attributed to outstanding borrowings on the Senior Secured Credit Facilities. There were no outstanding borrowings under the Senior Secured Revolving Credit Facility as of September 30, 2018. As of September 30, 2018, we had $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Senior Secured Revolving Credit Facility. See Note 8 to our audited consolidated financial statements in our 2017 Annual Report on Form 10-K for details regarding our Senior Secured Credit Facilities.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. The following table summarizes future payments and interest related to indebtedness for the partial and full years subsequent to the quarter ended September 30, 2018.

There have been no material changes, except as follows, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Remaining 2018	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$114,469	$-	$15,469	$99,000	$-
Interest on long-term debt	13,809	1,166	9,123	3,520	-

Principal payments in the above table are based on the terms contained in our agreements. Interest payments are based on the interest rate in effect on September 30, 2018.

Off-Balance Sheet Arrangements

Off balance sheet arrangements refer to any transaction, agreement or other contractual arrangement to which an entity not consolidated under our entity structure exists, where we have an obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such an entity or similar arrangement that serves as credit, liquidity or market risk support for such assets. We have no off balance sheet arrangements.

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

Contract Assumptions

Accounting for contracts performed over a period of time involves the use of various assumptions to estimate total contract revenue and costs.  We estimate expected costs to complete a contract and recognize contracted revenue over the life of the contract as those costs are incurred while performing our contracted obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2018, we implemented material changes to our revenue recognition processes in response to the adoption of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” that became effective January 1, 2018. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting. Other than these changes, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no significant changes from the risk factors previously disclosed in our Annual Report, except with respect to the recent change in our status as a “controlled company” as defined by Rule 5615(c) of the Nasdaq rules.

On August 10, 2018, the Company’s previously largest shareholder, Cinven Capital Management (V) General Partner Limited (“Cinven”), sold a portion of its shares in a public offering, which resulted in the termination of the voting agreement that required Cinven to vote for the election of Dr. August J. Troendle, our CEO and founder, to our Board and for Dr. Troendle to vote for Cinven’s representatives to our Board. Because the voting agreement has terminated, no shareholder or group of shareholders holds 50 percent or more of the voting power of the Company. As a result of this development, the Company no longer meets the definition of a “controlled company” and the following is added to our “Risk Factors” disclosure:

Although we are no longer a “controlled company” within the meaning of the Nasdaq rules, during the phase-in period we may continue to rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.

After the completion of the Company’s initial public offering, we were a “controlled company” within the meaning of the corporate governance standards of Nasdaq because a group of shareholders was deemed to hold more than 50 percent of the voting power of the Company in connection with a voting agreement entered into by Dr. August J. Troendle, our CEO and founder, and funds affiliated with Cinven Capital Management (V) General Partner Limited (“Cinven”). The voting agreement required Cinven to vote for the election of Dr. Troendle to our Board and for Dr. Troendle to vote for Cinven’s representatives to our Board. Upon completion of Cinven’s August 10, 2018 secondary offering of our shares of common stock, this voting agreement terminated and we ceased to be a controlled company under the Nasdaq listing requirements. As of September 30, 2018 neither Cinven nor any of its affiliates owns any shares of our common stock.

Under Nasdaq rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including the requirements that:

•	the board be composed of a majority of “independent directors,” as defined under the rules of Nasdaq;
•	the board establish a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•

director nominations be made, or recommended to the full board, by independent directors or by a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Now that we are no longer a “controlled company” we are required to comply with these requirements within one year of when we ceased to be a “controlled company.” Our Board is comprised of a majority of independent directors and our compensation committee is comprised solely of independent directors. However, we currently do not have a nominating and corporate governance committee.

We may have difficulties complying with the Nasdaq requirements described above. While we intend to comply with the Nasdaq rules, there can be no assurance that we will be able to comply with such rules before the end of the phase-in period for compliance. During the phase-in period Medpace shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements. In addition, we may not be able to attract and retain the number of independent directors needed to comply with Nasdaq rules during the phase-in period.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
July 3, 2018	2014 Equity Incentive Plan	4,946	$14.41	$71,300
July 9, 2018	2014 Equity Incentive Plan	5,703	14.41	82,200
July 30, 2018	2014 Equity Incentive Plan	6,390	16.20	103,500
July 30, 2018	2014 Equity Incentive Plan	2,500	14.41	36,000
August 2, 2018	2014 Equity Incentive Plan	1,540	14.41	22,200
August 6, 2018	2014 Equity Incentive Plan	2,000	14.41	28,800
August 8, 2018	2014 Equity Incentive Plan	1,200	14.41	17,300
August 10, 2018	2014 Equity Incentive Plan	800	14.41	11,500
August 21, 2018	2014 Equity Incentive Plan	1,200	14.41	17,300
August 24, 2018	2014 Equity Incentive Plan	5,000	14.41	72,100
August 28, 2018	2014 Equity Incentive Plan	750	14.41	10,800
September 6, 2018	2014 Equity Incentive Plan	900	18.23	16,400
September 7, 2018	2014 Equity Incentive Plan	2,357	14.41	34,000
September 14, 2018	2014 Equity Incentive Plan	300	18.23	5,500
September 18, 2018	2014 Equity Incentive Plan	556	14.41	8,000
September 24, 2018	2014 Equity Incentive Plan	3,703	14.41	53,400
September 24, 2018	2014 Equity Incentive Plan	2,778	16.20	45,000
Total		42,623		$635,300

All of the forgoing transactions were to employees of the Company and are exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended as transactions pursuant to benefit plans and contracts relating to compensation.

Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously described, on August 10, 2018, we ceased to be a “controlled company” within the meaning of the rules of the Nasdaq. Nasdaq rules require that immediately upon ceasing to be a controlled company, at least one member of the nominating and corporate governance committee (if applicable) and the compensation committee be independent.  Within 90 days of ceasing to be a controlled company, a majority of the compensation committee must be independent, and within 12 months of ceasing to be a controlled company, all members of the compensation committee must be independent. As of August 10, 2018, all of the members of the Company’s compensation committee were independent. The Company does not have a nominating or corporate governance committee.

Item 6. Exhibits

The exhibits in the accompanying Exhibit Index preceding the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed/ Furnished Herewith

#10.1	Non-Employee Director Compensation Policy revised effective October 25, 2018	*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	**

32.2	Section 1350 Certification of Chief Financial Officer	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation	*

*	Filed herewith.

**	Furnished herewith.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

/s/ Jesse J. Geiger
Jesse J. Geiger
Chief Financial Officer and Chief Operating Officer, Laboratory Operations (Authorized Officer and Principal Financial Officer)

Date: October 30, 2018