Form 10-K
period 2018-12-31
Medpace Holdings, Inc.
filed 2019-02-26
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, based upon the closing sale price as reported on the Nasdaq Global Select Market on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $635 million. For purposes of this computation, shares of the registrant’s common stock held by each executive officer, director, and each person known to the registrant to own 10% or more of the outstanding voting power have been excluded in that such persons are affiliates.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,688,784 shares outstanding as of February 22, 2019

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2019 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2018

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

GLOSSARY

We define the terms below that appear throughout this report as follows:

“Large pharmaceutical companies.” Large pharmaceutical companies represent the top 20 pharmaceutical companies by worldwide prescription drug sales in the year ended December 31, 2017 as classified by Evaluate Ltd in EvaluatePharma© World Preview 2018 Outlook to 2024, an industry report.

“Mid-sized biopharmaceutical companies.” Mid-sized biopharmaceutical companies represent biopharmaceutical companies with at least $250 million in sales in the year ended December 31, 2017, based on publicly available data and management’s knowledge, that are not classified as a top 20 pharmaceutical company by Evaluate Ltd in EvaluatePharma© World Preview 2018 Outlook to 2024, an industry report.

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

“Small biopharmaceutical companies.” Small biopharmaceutical companies represent biopharmaceutical companies that have less than $250 million in sales in the year ended December 31, 2017, based on publicly available data and management’s knowledge.

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

We were founded in 1992 by Dr. August J. Troendle, an industry pioneer, as a Phase II-IV focused CRO with a strong, scientifically-driven and disciplined operating model. Throughout our 26-year history, we have grown almost exclusively organically, with our core founding members having been integrally involved in developing and instilling our differentiated culture and operating philosophy across our company. We are led by a dedicated and experienced senior management team with significant industry experience and knowledge focused on clinical development. Our senior management team has an average tenure with Medpace of 13 years, including four senior managers with over 20 years with us, and brings a healthy balance of significant experience with Medpace, regulators and other companies in the industry.

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Endocrinology, Central Nervous System, or CNS, and Antiviral and Anti-infective or AVAI, as well as therapeutic expertise in Medical Devices.

Our Market

Clinical Development Process

Before a new drug can be commercialized, it often must undergo extensive pre-clinical and clinical testing and regulatory review to verify safety and efficacy. CROs provide a comprehensive range of product development services for Phase I-IV clinical trials. These clinical trials are separated into distinct phases in order to thoroughly evaluate the product. Pharmaceutical Research and Manufacturers of America, 2018 Biopharmaceutical Research Industry Profile, a trade group publication, indicates that from drug discovery through approval by the United States Food and Drug Administration, or FDA, developing a new medicine takes approximately 10 to 15 years and costs approximately $2.6 billion.

The following graphic, based on data presented in the Pharmaceutical Research and Manufacturers of America, 2013 Biopharmaceutical Research Industry Profile and 2018 Biopharmaceutical Research Industry Profile, industry trade group publications, illustrates the various stages and typical timeline of the clinical development process:

Stages of Clinical Development

Our Services

We provide a full suite of services supporting the entire clinical development process from Phase I to Phase IV. We offer these services across a wide range of therapeutic areas.

Our comprehensive suite of clinical development services includes, but is not limited to, the following:

Medical Department

The medical department consists of therapeutic leads who provide strategic direction for study design and planning, train operational staff, work with primary investigators, provide medical monitoring and meet with regulatory agencies. Our customers rely on our expertise throughout the entire clinical trial process with therapeutically-focused physicians fully engaged throughout the study. We believe this depth of therapeutic leadership and engagement on each project results in a close working relationship with customers built on a level of trust that results in us being granted greater control over the clinical trial process.

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

ClinTrak is integrated with our standard operating procedures (“SOPs”), allowing the CTMs to access real-time study metrics. ClinTrak is constantly evaluated and enhanced with our processes.

Data-Driven Feasibility

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

Patient Recruitment and Retention

We navigate the complex world of patient recruitment and retention by providing strategic solutions that address clinical program needs. Our dedicated internal patient recruitment and retention department supports the study team in providing an overall strategy that identifies patient motivators and any potential barriers to join the clinical research study, and includes recommended strategies to effectively engage and recruit patients, as well as how to retain the patients once they enroll.

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

Risk-Based Monitoring

We support a comprehensive approach to monitoring to ensure adequate protection of the rights, welfare, and safety of human subjects and the quality and integrity of the study. This approach focuses on prevention and mitigation of important and likely risks to the study, and is part of the overarching surveillance that Medpace utilizes to manage studies. Medpace utilizes this approach for all studies, regardless of whether a centralized monitoring approach is employed.

Regulatory Affairs

Our Regulatory Affairs department has a strong track record of providing expert strategic, operational, and tactical regulatory guidance, as well as creating thorough, scientifically-grounded regulatory compliant documentation to regulatory agencies around the globe. Members of this team bring a long tenure of regulatory experience and scientific knowledge to each project. The group, led by former government officials and experienced drug development subject matter experts, provides comprehensive international support at each stage of the drug and biologics development processes. They have particular expertise within the areas of advanced therapeutics, accelerated development pathways, pediatrics, and rare diseases. The group also has a dedicated publishing function that has full electronic and paper publishing capabilities to support all types of international regulatory submissions.

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

Biometrics and Data Sciences

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

Biorepository. Medpace Biorepository Services offers solutions for comprehensive specimen life cycle management, which can begin with providing sample collection kits to sites through to receipt, processing, storage, retrieval and destruction. Our biorepository also provides opportunities to prospectively acquire specific specimens to answer early program decisions or gain insight into clinical trial subject stratification.

Molecular and genetic testing. Medpace supports sponsors with advanced testing to detect pathogenic events at the genome level including viral load and viral shedding, Microsatellite instability (MSI) testing, Sanger sequencing and fragment analysis and targeted gene sequencing panels.

The majority of our laboratory services are performed as a component of a full-service clinical development arrangement with our customers. We also offer our laboratory services on a stand-alone basis, although this has historically represented an immaterial amount of our net revenue. Regardless of the nature of the arrangement, our laboratory services are delivered consistently to our customers as a component of their clinical development activities.

Clinics

Our Clinics offering conducts studies in normal healthy volunteers, special populations, and patient populations over a spectrum of diseases and is located on our clinical research campus in Cincinnati, Ohio. Experience includes, but is not limited to: first-in-human, bioavailability/bioequivalence, single and multiple ascending dose, drug to drug interaction, food effect and device studies.

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

Net New Business Awards and Backlog

New business awards represent the value of anticipated future net revenue that has been recognized in backlog during the period. This value is recognized upon the signing of a contract or receipt of a written pre-contract confirmation from a customer that confirms an agreement in principle on budget and scope. New business awards also include contract amendments, or changes in scope, where the customer has provided written authorization for changes in budget and scope or has approved us to perform additional work as of the measurement date. Awards may not be recognized as backlog after consideration of a number of factors, including whether (i) the relevant net revenue is expected only after a pending regulatory hurdle, which might result in cancellation of the study, (ii) the customer funding needed for commencement of the study is not believed to have been secured or (iii) study timelines are uncertain or not well defined timeline. In addition, study amounts that extend beyond a three-year timeline are not included in backlog. The number and amount of new business awards can vary significantly from period to period, and an award’s contractual duration can range from several months to several years based on customer and project specifications.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. On an Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) basis, net new business awards were $899.4 million for the year ended December 31, 2018. On an Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) basis, net new business awards were $581.0 million, $426.1 million and $427.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, net revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. On an ASC 606 basis, as of December 31, 2018, our backlog was $1,057.9 million. On an ASC 605 basis, as of December 31, 2018, our backlog increased by $101.7 million, or 19.4%, to $626.1 million compared to $524.4 million as of December 31, 2017. Our backlog as of December 31, 2016 was approximately $483.9 million. Included within backlog on an ASC 606 basis as of December 31, 2018 is approximately $580 million to $600 million that we expect to convert to net revenue in 2019, with the remainder expected to convert to net revenue in years after 2019. Backlog and net new business award metrics may not be reliable indicators of our future period net revenue as they are subject to a variety of factors that may cause material fluctuations from period to period. These factors include, but are not limited to, changes in the scope of projects, cancellations and duration and timing of services provided. No assurance can be given that we will be able to realize the net revenue that is included in backlog. See “Item 1A. Risk Factors—Risks Relating to Our Business—Our backlog may not convert to net revenue at our historical conversion rates,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Business Awards, Cancellations and Backlog” of Parts I and II, respectively, of this Annual Report on Form 10-K for more information.

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

Employees

As of December 31, 2018 we had approximately 2,900 employees worldwide. None of our employees are currently covered by a collective bargaining agreement specific to our company. We believe our overall relations with our employees are good. As of December 31, 2017 and 2016, we had approximately 2,500 employees.

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

The time between when a clinical trial is awarded and when it goes to contract is typically several months, and prior to a new business award going to contract, our customers can cancel the award without notice. Moreover, once an award goes to contract, most of our customers for clinical trial services can terminate our contracts without cause upon 30 days’ notice. Our customers may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including, but not limited to:

☐	decisions to forego or terminate a particular clinical trial;
☐	lack of available financing, budgetary limits or changing priorities;
☐	actions by regulatory authorities;
☐	changes in law;
☐	production problems resulting in shortages of the drug being tested;
☐	failure of the drug being tested to satisfy safety requirements or efficacy criteria;
☐	unexpected or undesired clinical results;
☐	insufficient investigator recruitment or patient enrollment in a trial;
☐	decisions to downsize product development portfolios due to general economic conditions, Market conditions or otherwise;
☐	dissatisfaction with our performance, including the quality of data provided and our ability to meet agreed upon schedules;
☐	shift of business to another CRO or internal resources;
☐	product withdrawal following market launch; or
☐	shut down of our customers’ manufacturing facilities.

As a result, contract terminations, delays and modifications are a regular part of our business. In the event of termination, our contracts often provide for payment to us of fees for services provided up to the point of termination and for close-out activities for winding down the clinical trial, and reimbursement of all non-cancellable expenses. These payments may not be sufficient for us to maintain our profit margins or recover our costs, and termination or non-renewal may result in lower resource utilization rates, including with respect to personnel who we are not able to place on another customer engagement. Historically, cancellations and delays have negatively impacted our operating results.

Clinical trials can be costly and for the year ended December 31, 2018, 69% and 24% of our net revenue was derived from small biopharmaceutical companies and mid-sized biopharmaceutical companies, respectively, which may have limited access to capital. In addition, we provide services to our customers before they pay us for some of our services. There is a risk that we may initiate a clinical trial for a customer, and the customer subsequently becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be legally or ethically bound to complete or wind down the trial at our own expense.

Because the contracts included in our backlog are generally terminable without cause, we do not believe that our backlog as of any date is necessarily a meaningful predictor of future results. In addition, we may not realize the full benefits of our backlog of contractually committed services if our customers cancel, delay or reduce their commitments under our contracts with them. Thus, the loss or delay of a large contract or the loss or delay of multiple contracts could adversely affect our net revenue and profitability. In addition, the terminability of our contracts puts increased pressure on our quality control efforts, since not only can our contracts be terminated by customers as a result of poor performance, but any such termination may also affect our ability to obtain future contracts from the customer involved and others.

Our backlog may not convert to net revenue at our historical conversion rates.

Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog.  Once work begins on a project, net revenue is recognized over the duration of the project. Projects may be terminated or delayed by the customer or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our net revenue could be adversely affected. Moreover, in the event that a customer cancels a contract, we often would be entitled to receive payment for services provided up to the point of cancellation and for close-out activities for winding down the clinical trial, and reimbursement of all non-cancellable expenses. Typically, however, we have no contractual right to the full amount of the future net revenue reflected in our backlog in the event of a contract cancellation or subsequent changes in scope that reduce the value of the contract. The duration of the projects included in our backlog, and the related net revenue recognition, generally range from a few months to several years. Our backlog may not be indicative of our future net revenue, and we may not realize all of the anticipated future net revenue reflected in our backlog. A number of factors may affect the realization of our net revenue from backlog, including:

☐	the size, complexity and duration of the projects;
☐	the cancellation or delay of projects; and
☐	changes in the scope of work during the course of a project.

Fluctuations in our reported backlog levels also result from the fact that we may receive a small number of relatively large projects in any given reporting period that may be included in our backlog. Because of these large projects, our backlog in that reporting period may reach levels that may not be sustained in subsequent reporting periods. Additionally, although an increase in backlog will generally result in an increase in net revenue over time, an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in net revenue during any particular period, or at all. The extent to which contracts in backlog will result in net revenue depends on many factors, including, but not limited to, delivery against project schedules, scope changes, contract terminations and the nature, duration and complexity of the contracts, and can vary significantly over time.

As we increasingly compete for and enter into large contracts that are more global in nature, there can be no assurance about the rate at which our backlog will convert into net revenue. A decrease in this conversion rate would mean that the rate of net revenue recognized on contracts may be slower than what we have experienced in the past, which could impact our net revenue and results of operations on a quarterly and annual basis. The revenue recognition on larger, more global projects could be slower than on smaller, less global projects for a variety of reasons, including, but not limited to, an extended period of negotiation between the time the project is awarded to us and the actual execution of the contract, as well as an increased timeframe for obtaining the necessary regulatory approvals. Additionally, delayed projects will remain in backlog and will not generate revenue at the rate originally expected. Thus, the relationship of backlog to realized revenues is indirect and may vary significantly over time.

Additionally, if small and mid-sized biopharmaceutical companies become less able to access capital in the future, we may see a decrease in backlog conversion to net revenue and net new business awards due to project delays or cancellations. These companies have contributed materially to our historical net revenue. If they cannot commit the same or a greater level of capital to our services going forward, our results of operations may suffer.

Our operating results have historically fluctuated between fiscal quarters and years and may continue to fluctuate in the future, which may adversely affect the market price of our stock.

Our operating results have fluctuated in previous quarters and years and may continue to vary significantly from quarter to quarter and year to year and are influenced by a variety of factors, such as:

☐	timing of contract amendments for changes in scope that could affect the value of a contract and potentially impact the amount of net new business awards and net revenue from quarter to quarter;
☐	commencement, completion, execution, postponement or termination of large contracts;
☐	contract terms for the billing and recognition of revenue milestones;
☐	progress of ongoing contracts and retention of customers;
☐	timing of and charges associated with completion of acquisitions and other events;
☐	changes in the mix of services delivered, both in terms of geography and type of services;
☐	customer disputes or other issues that may impact the revenue we are able to recognize or the collectability of our related accounts receivable
☐	exchange rate fluctuations; and
☐	adoption of Accounting Standards Updates released by the Financial Accounting Standards Board

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

Our key growth strategies include: continued organic growth, continued maintenance of margins, increasing capture of the high-growth clinical development market, deepening existing and developing new relationships with our core customer segment and pursuing selective and complementary bolt-on acquisitions. Though we will strive to meet these goals, we may not have or adequately build the competencies necessary to achieve our objectives. In addition, we may not receive market acceptance for our services and we may face increased competition. If we are unable to successfully continue our organic growth, continue to maintain our margins, increase our capture of the clinical development market, deepen existing and develop new relationships with our core customer segment, pursue complementary and non-transformative acquisitions or attract additional large pharmaceutical company customers, our future business, reputation, results of operations and financial condition could be adversely affected.

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

The materialization of any of these risks may impede the processing of data, the delivery of databases and services and the day-to-day management of our business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. While we have disaster recovery plans in place, they might not adequately protect us in the event of a system failure. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, information system security breaches and similar events at our facilities or at those of our third party provider that backs up our data centers could result in interruptions in the flow of data to our servers and from our servers to our customers. Corruption or loss of data may result in the need to repeat a trial at no cost to the customer, but at significant cost to us, or result in the termination of a contract or damage to our reputation. Moreover, regulatory authorities may impose requirements on the use of electronic records and signatures for regulatory purposes. For example, FDA’s regulations at 21 CFR Part 11 establish the criteria pursuant to which the FDA will consider electronic records and signatures to be trustworthy, reliable, and generally equivalent to paper records and handwritten signatures. Any failures to comply with those regulatory requirements could impact our customers’ ability to rely on the data contained in those electronic records in our systems or result in the FDA’s rejection of the data. Additionally, in order for our information systems to continue to be effective going forward, we periodically need to upgrade our technology systems and increase our capacity to keep pace with technological developments and our growth as a company. Significant delays in system enhancements or inadequate performance of new or upgraded systems once completed could damage our reputation and harm our business. Our operations also may suffer if we are unable to effectively manage the implementation of and adapt to new technology systems. We have entered into agreements with certain vendors to provide systems development and integration services that develop or license to us the IT platform for programs to optimize our business processes. If such vendors fail to perform as required or if there are substantial delays in developing, implementing and updating the IT platform, our customer delivery may be impaired, and we may have to make substantial further investments, internally or with third parties, to achieve our objectives. Additionally, our progress may be limited by parties with existing or claimed patents who seek to prevent us from using preferred technology or seek license payments from us. Any such shortcoming may require us to make substantial further investments in our IT platform, which could adversely affect our financial results. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our business. As our business continues to expand globally, these types of risks may be further increased by instability in the geopolitical climate of certain regions, underdeveloped and less stable utilities and communications infrastructure and other local and regional factors. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

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

We believe that sustained growth places a strain on human, operational and financial resources. To manage our growth, we must continue to attract and retain qualified management, professional, scientific and technical operating personnel and to improve our operating and administrative systems. We believe that maintaining and enhancing both personnel and our systems at reasonable cost are instrumental to our success. We cannot assure you that we will be able to attract and retain qualified operating personnel due to competitiveness in the industry around hiring. Additionally, we cannot assure you that we will be able to enhance our current technology or obtain new technology that will enable our systems to keep pace with developments and the needs of our customers. The nature and pace of our growth introduces risks associated with quality control and customer dissatisfaction due to delays in performance or other problems. In addition, foreign operations involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel and overcoming language barriers. Failure to manage growth effectively could have a material adverse effect on our business.

Our customer or therapeutic area concentration may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Although we did not have any customer that represented 10% or more of our net revenue during the year ended December 31, 2018, we derive a significant portion of our revenues from a limited number of large customers. For the year ended December 31, 2018, we derived 33.0% and 5.8% of our net revenue from our top 10 customers and our largest customer, respectively. In addition, approximately 32.9% and 7.9% of our backlog, as of December 31, 2018, was concentrated among our top 10 customers and our largest customer by backlog concentration, respectively. Moreover, 7.9% of our backlog, as of December 31, 2018, was concentrated with our largest customer by net revenue. If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. Also, consolidation in our actual or potential customer base results in increased competition for important market segments and fewer available customer accounts.

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

As a large portion of our net revenue and expenses are denominated in currencies other than the U.S. dollar and our financial statements are reported in U.S. dollars, changes in foreign currency exchange rates could significantly affect our financial condition, results of operations and cash flows.

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

In June 2016, a majority of voters in the United Kingdom (UK) elected to withdraw from the European Union, or the EU, in a national referendum (commonly referred to as Brexit). The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the UK formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

Due to the fact that we have operations located within the UK, Brexit could negatively impact our operations resulting primarily from (a) operational disruptions due to changes in the manner in which people and products are moved between the UK and EU following Brexit; (b) changes in the regulatory regime governing in clinical trials in the UK once the UK is no longer under umbrella EU scheme; and (c) potential price increases for supplies purchased by our UK businesses from companies located in the EU or elsewhere. These risks would be heightened in the event that the UK and the EU are unable to reach a mutually satisfactory exit agreement before the current deadline of March 29, 2019.

Further, due to Brexit, the value of the British Pound Sterling incurred significant fluctuations. Additionally, further actions related to Brexit may occur in the future. If the value of the British Pound Sterling continues to incur similar fluctuations, unfavorable exchange rate changes may negatively affect the value of our operations and businesses located in the UK, as translated to our reporting currency, the United States Dollar, in accordance with US GAAP, which may impact the revenue and earnings we report. For more information with respect to Exchange Rate risk applicable to us, please see Part 2 Item 7A. "Market Risk Disclosures" elsewhere in this Annual Report on Form 10-K. Continued fluctuations in the British Pound Sterling may also result in the imposition of price adjustments by EU-based suppliers to our UK businesses, as those suppliers seek to compensate for the changes in value of the British Pound Sterling as compared to the European Euro. In addition, a so-called “Hard Brexit,” where no formal agreement is made between the EU and UK prior to the UK’s exit, could result in a continued deflation of the British Pound Sterling; additional increases in prices, fees, taxes or tariffs applicable to goods that are bought and sold between the UK and Europe, and a negative impact on end markets in the UK as a result of declines in consumer sentiment or decreased immigration rates into the UK.  Any of these results could have a material adverse effect on the business, revenues and financial condition of our UK and European operations.

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

We act as legal representative for some clients.

We act as the legal representative for certain clients in certain jurisdictions. As we believe that acting as legal representative of clients exposes us to a higher risk of liability, this service is provided subject to our policy and requires certain preconditions to be met. The preconditions relate to obtaining specific insurance commitments and indemnities from the client to cover the nature of the exposure. However, there is no guarantee that the specific insurance will be available and provide cover or that a client will fulfil its obligations in relation to their indemnity.

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

Our business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (CLIA), or those of other national, state or local agencies in the U.S. and other countries where we operate laboratories.

The commercial laboratory testing industry is subject to extensive U.S. regulation, and many of these statutes and regulations have not been interpreted by the courts. CLIA extends federal oversight to virtually all clinical laboratories operating in the U.S. by requiring that they be certified by the federal government or by a federally approved accreditation agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. In addition, we are subject to regulation under state law. State laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. We also operate laboratories outside of the U.S. and are subject to laws governing our laboratory operations in the other countries where we operate.

Applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly.

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

Government regulators have the authority, after approving a drug, biologic or medical device, to limit its indication for use by requiring additional labeled warnings or to withdraw the product’s approval for its approved indication based on safety or other concerns. Similarly, customers may act to voluntarily limit the availability of approved products or withdraw them from the market after we begin our work. If we are providing services to customers for products that are limited in availability or withdrawn, we may be required to narrow the scope of or terminate our services with respect to such products, which would prevent us from earning the full amount of net revenue anticipated under the related service contracts.

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

Changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under our Senior Secured Credit Facilities may bear interest rates in relation to LIBOR, depending on our selection of repayment options. On July 27, 2017, the Financial Conduct Authority (“FCA”) in the UK announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Broad Treasury Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. If LIBOR ceases to exist, we may need to renegotiate the Senior Secured Credit Facilities and may not able to do so with terms that are favorable to us. The overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate the Senior Secured Credit Facilities with favorable terms could have a material adverse effect on our business, financial position, and operating results.

Downgrades of our credit ratings could adversely affect us.

We can be adversely affected by downgrades of our credit ratings because ratings are a factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates. Our customers and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

Our Senior Secured Credit Facilities contain covenants that may restrict our ability to, among other things, borrow money, pay dividends, make capital expenditures, make strategic acquisitions and effect a consolidation, merger, or disposal of all or substantially all of our assets. Refer to "Risks Related to Our Indebtedness - Covenant restrictions under our Senior Secured Credit Facilities may limit our ability to operate our business" for further details on our covenant restrictions.

Risks Relating to Ownership of Our Common Stock

Our Chief Executive Officer and founder controls a substantial amount of our outstanding common stock and his interests may be different from or conflict with those of our other shareholders.

As of December 31, 2018, Dr. August J. Troendle, our Chief Executive Officer and founder, through his direct ownership of 603,702 shares of our common stock and his beneficial ownership of 8,151,125 shares of our common stock held by Medpace Investors LLC (“Medpace Investors”), controls approximately 24.5% of the outstanding shares of our common stock. Upon a distribution of our common stock held by Medpace Investors, our Chief Executive Officer would receive approximately 83.3% of such distributed shares. Accordingly, Dr. Troendle is able to exert a significant degree of influence or actual control over our management and affairs and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including:

☐	the election and removal of directors and the size of our board of directors, or the Board;
☐	any amendment of our articles of incorporation or bylaws; or
☐	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.

Moreover, Dr. Troendle’s share ownership may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning shares of a company with a significant shareholder.

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

Our non-employee directors make investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our non-employee directors may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities might not be available to us. Our organizational documents contain provisions renouncing any interest or expectancy held by our non-employee directors in corporate opportunities. Accordingly, the interests of our non-employee directors may supersede ours, causing our non-employee directors and their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of our non-employee directors and inaction on our part could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are party to transactions with related persons that may increase the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from these transactions.

Due to the relationships among us and certain related persons, the agreements or other transactions we have entered into with them are considered related person transactions. Our agreements or transactions with related persons may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated persons. For additional information on related person transactions involving us, see the “Certain Relationships” section in our Proxy Statement for our 2018 Annual Meeting of Stockholders. While our Related Person Transaction Policy and Procedures requires our Audit Committee’s consideration of all relevant facts and circumstances, including a determination of whether the transaction has terms comparable to those that could be obtained in an arm’s length transaction, the potential for a conflict of interest exists and such related persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting us and the related person. Moreover, we are subject to the risk that our stockholders may challenge any such related person transactions and the agreements entered into as part of them. If such a challenge were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.

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

As a public company, we are required to comply with the rules of the U.S. Securities and Exchange Commission, or the SEC, implementing Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an emerging growth company, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that will cause us to be out of compliance with the requirements of Section 404. If we are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by NASDAQ, the SEC or other regulatory authorities, which could require additional financial and management resources.

We have identified a material weakness in our internal control over financial reporting related to ASC 606 that, if not remediated, could result in a material misstatement in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Item 9A of this Annual Report, management has identified a material weakness in our internal control over financial reporting related to the implementation of ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. Although we have developed and initiated a remediation plan designed to address the material weakness we have identified, this plan may not be fully implemented in a timely or effective manner. Deficiencies, including any material weakness, in our internal control over financial reporting that have not been remediated or that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a publicly traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we were not required to incur prior to our initial public offering (“IPO”). Further, these costs may increase after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, compliance with new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Customer Protection Act, or the Dodd-Frank Act, and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, and the rules and regulations of the SEC, has increased and will continue to increase our legal and financial compliance costs and make some activities more difficult, time-consuming or costly. For example, the Exchange Act requires us, among other things, to file annual, quarterly and current reports with respect to our business and operating results. Being a public company and being subject to new rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to continue to obtain coverage. As such, we expect to continue to incur additional annual expenses of $3.0 million to $4.0 million related to operating as a public company. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified members of our Board and adversely affect our operating margins.

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

In September 2018, Medpace Investors, a noncontrolling shareholder and an affiliate of the Company that is owned by employees of the Company and managed by our chief executive officer, distributed 744,385 shares of our common stock in-kind to the holders of incentive units in Medpace Investors. As the restrictions on the transfer of these shares will expire in March 2019 these shares will be available for sale in the open market.

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

We will be an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following August 10, 2021, the fifth anniversary of our initial public offering, or (b) in which we have total annual gross revenues of at least $1.07 billion, or (2) when we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. While we could be an emerging growth company up to the last day of the fiscal year following the fifth anniversary of the completion of our IPO we expect, assuming the price per share of our Common Stock on June 30, 2019 is approximately $26.02 or higher, we will no longer be an emerging growth company at the end of the fiscal year ending December 31, 2019.

FINRA has commenced a review of the trading of our common stock surrounding the July 30, 2018 announcement of our second quarter 2018 financial results. We cannot predict the outcome of the investigation. Potential negative outcomes could adversely affect our ability to raise future financing and the investigation itself could distract our management, both of which could increase the risk that you would suffer a loss on your investment.

We have been advised that the Financial Industry Regulatory Authority (“FINRA”) is conducting a review of trading in Medpace Holdings common stock surrounding the July 30, 2018 announcement of our second quarter 2018 financial results. We have been responding to FINRA’s request for information and intend to continue to cooperate in the investigation.

Although we cannot, at this time, assess either the duration or the likely outcome or consequences of this investigation, any FINRA action that adversely affects us could also adversely affect the trading price of our common stock. In addition, to the extent that the FINRA investigation distracts our management from pursuing our business plan, our results and the trading price of our common stock could be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2018, we had 39 leased commercial locations in 28 countries across North America, Europe, Asia/Pacific, South America and Africa. We also own lab and office space in Leuven, Belgium. Most of these facilities consist solely of office space; however, we have five laboratories located across four facilities and a logistics warehouse. Our principal executive offices are located on a corporate campus in Cincinnati, Ohio consisting of four buildings totaling approximately 350,000 square feet. The leases for three buildings in our Cincinnati site expire in 2022, 2027 and 2027, respectively. We own the other building. Additionally, we entered into a lease for an additional corporate office, which is currently under construction, on the corporate campus in Cincinnati, Ohio. This lease consists of approximately 249,000 square feet and expires in 2040. None of our leases are individually material to our business model and all have either options to renew or are located in major markets with what we believe are adequate opportunities to continue business operations on terms satisfactory to us.

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

Holders of Record

On February 22, 2019, there were approximately 102 shareholders of record of our common stock. Because many of the shares of our common stock are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

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

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
January 1, 2018	2014 Equity Incentive Plan	259	$14.41	$3,700
January 9, 2018	2014 Equity Incentive Plan	3,704	14.41	53,400
January 13, 2018	2014 Equity Incentive Plan	1,750	14.41	25,200
January 27, 2018	2014 Equity Incentive Plan	4,324	14.41	62,300
January 29, 2018	2014 Equity Incentive Plan	8,111	14.41	116,900
February 1, 2018	2014 Equity Incentive Plan	265	14.41	3,800
February 22, 2018	2014 Equity Incentive Plan	750	14.41	10,800
February 23, 2018	2014 Equity Incentive Plan	347	14.41	5,000
February 28, 2018	2014 Equity Incentive Plan	1,852	14.41	26,700
February 28, 2018	2014 Equity Incentive Plan	370	16.20	6,000
February 28, 2018	2014 Equity Incentive Plan	2,592	18.23	47,300
March 1, 2018	2014 Equity Incentive Plan	3,278	14.41	47,200
March 5, 2018	2014 Equity Incentive Plan	2,962	16.20	48,000
March 8, 2018	2014 Equity Incentive Plan	3,333	14.41	48,000
March 13, 2018	2014 Equity Incentive Plan	253	14.41	3,600
March 16, 2018	2014 Equity Incentive Plan	1,300	14.41	18,700
March 20, 2018	2014 Equity Incentive Plan	600	14.41	8,600
March 23, 2018	2014 Equity Incentive Plan	1,000	14.41	14,400
March 26, 2018	2014 Equity Incentive Plan	1,111	14.41	16,000
April 2, 2018	2014 Equity Incentive Plan	1,481	16.20	24,000
April 3, 2018	2014 Equity Incentive Plan	555	16.20	9,000
April 5, 2018	2014 Equity Incentive Plan	370	16.20	6,000
April 10, 2018	2014 Equity Incentive Plan	333	14.41	4,800
May 2, 2018	2014 Equity Incentive Plan	278	16.20	4,500
May 3, 2018	2014 Equity Incentive Plan	666	14.41	9,600
May 7, 2018	2014 Equity Incentive Plan	1,000	14.41	14,400
May 14, 2018	2014 Equity Incentive Plan	2,500	14.41	36,000
May 16, 2018	2014 Equity Incentive Plan	592	14.41	8,500
May 16, 2018	2014 Equity Incentive Plan	1,416	16.20	22,900
May 18, 2018	2014 Equity Incentive Plan	3,611	14.41	52,000
May 24, 2018	2014 Equity Incentive Plan	1,944	14.41	28,000
May 24, 2018	2014 Equity Incentive Plan	1,111	16.20	18,000
June 4, 2018	2014 Equity Incentive Plan	4,166	14.41	60,000
June 4, 2018	2014 Equity Incentive Plan	1,389	16.20	22,500
June 10, 2018	2014 Equity Incentive Plan	463	14.41	6,700
June 11, 2018	2014 Equity Incentive Plan	5,591	14.41	80,600
June 11, 2018	2014 Equity Incentive Plan	200	16.20	3,200
June 12, 2018	2014 Equity Incentive Plan	2,222	14.41	32,000
June 13, 2018	2014 Equity Incentive Plan	892	14.41	12,900
June 14, 2018	2014 Equity Incentive Plan	4,444	16.88	75,000
June 15, 2018	2014 Equity Incentive Plan	1,462	14.41	21,100
June 19, 2018	2014 Equity Incentive Plan	1,388	14.41	20,000
June 19, 2018	2014 Equity Incentive Plan	833	16.20	13,500
June 21, 2018	2014 Equity Incentive Plan	259	14.41	3,700
June 25, 2018	2014 Equity Incentive Plan	740	14.41	10,700
June 28, 2018	2014 Equity Incentive Plan	648	14.41	9,300
July 3, 2018	2014 Equity Incentive Plan	4,946	14.41	71,300
July 9, 2018	2014 Equity Incentive Plan	5,703	14.41	82,200
July 30, 2018	2014 Equity Incentive Plan	6,390	16.20	103,500
July 30, 2018	2014 Equity Incentive Plan	2,500	14.41	36,000
August 2, 2018	2014 Equity Incentive Plan	1,540	14.41	22,200
August 6, 2018	2014 Equity Incentive Plan	2,000	14.41	28,800
August 8, 2018	2014 Equity Incentive Plan	1,200	14.41	17,300

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
August 10, 2018	2014 Equity Incentive Plan	800	14.41	11,500
August 21, 2018	2014 Equity Incentive Plan	1,200	14.41	17,300
August 24, 2018	2014 Equity Incentive Plan	5,000	14.41	72,100
August 28, 2018	2014 Equity Incentive Plan	750	14.41	10,800
September 6, 2018	2014 Equity Incentive Plan	900	18.23	16,400
September 7, 2018	2014 Equity Incentive Plan	2,357	14.41	34,000
September 14, 2018	2014 Equity Incentive Plan	300	18.23	5,500
September 18, 2018	2014 Equity Incentive Plan	556	14.41	8,000
September 24, 2018	2014 Equity Incentive Plan	3,703	14.41	53,400
September 24, 2018	2014 Equity Incentive Plan	2,778	16.20	45,000
October 11, 2018	2014 Equity Incentive Plan	2,332	14.41	33,600
October 15, 2018	2014 Equity Incentive Plan	5,555	14.41	80,000
October 15, 2018	2014 Equity Incentive Plan	1,944	16.20	31,500
October 18, 2018	2014 Equity Incentive Plan	1,552	18.23	28,300
October 23, 2018	2014 Equity Incentive Plan	1,852	18.23	33,800
October 24, 2018	2014 Equity Incentive Plan	925	14.41	13,300
October 29, 2018	2014 Equity Incentive Plan	1,555	14.41	22,400
October 30, 2018	2014 Equity Incentive Plan	2,222	14.41	32,000
October 30, 2018	2014 Equity Incentive Plan	834	16.20	13,500
October 31, 2018	2014 Equity Incentive Plan	1,500	14.41	21,600
November 16, 2018	2014 Equity Incentive Plan	8,000	14.41	115,300
November 19, 2018	2014 Equity Incentive Plan	851	14.41	12,300
December 3, 2018	2014 Equity Incentive Plan	617	14.41	8,900
December 7, 2018	2014 Equity Incentive Plan	7,800	14.41	112,400
December 10, 2018	2014 Equity Incentive Plan	525	14.41	7,600
December 21, 2018	2014 Equity Incentive Plan	6,666	16.88	112,500
December 21, 2018	2014 Equity Incentive Plan	3,703	14.41	53,400
Total		169,771		$2,542,200

All of the forgoing transactions were to employees of the Company and were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation.

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

Our common stock is listed for trading on the NASDAQ under the symbol “MEDP.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from August 11, 2016 through December 31, 2018, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on August 11, 2016 in the common stock of Medpace Holdings, Inc., in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Equity Compensation Plans

The information required by Part II, Item 5 of the Annual Report on Form 10-K regarding equity compensation plans is incorporated herein by reference to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

The following tables set forth, for the periods and at the dates indicated, our selected historical consolidated financial data. We have derived the selected consolidated financial data as of December 31, 2018 and 2017, and for the Successor years ended December 31, 2018, 2017 and 2016 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated financial data as of December 31, 2016, 2015 and 2014, and for the Successor year ended December 31, 2015, the Successor nine month period ended December 31, 2014 and the Predecessor three month period ended March 31, 2014 from our audited consolidated financial statements not appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results we may achieve in any future period.

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

	SUCCESSOR					PREDECESSOR
(in thousands except per share data)	YEAR ENDED DECEMBER 31, 2018 (3)	YEAR ENDED DECEMBER 31, 2017	YEAR ENDED DECEMBER 31, 2016	YEAR ENDED DECEMBER 31, 2015	NINE MONTH PERIOD FROM APRIL 1, 2014 THROUGH DECEMBER 31, 2014	THREE MONTH PERIOD FROM JANUARY 1, 2014 THROUGH MARCH 31, 2014
Consolidated Statements of Operations
Revenue:
Revenue, net	$704,589	$-	$-	$-	$-	$-
Service revenue, net	-	386,462	370,621	320,101	219,791	70,250
Reimbursed out-of-pocket revenue	-	49,690	50,961	38,958	28,708	7,679
Total revenue	704,589	436,152	421,582	359,059	248,499	77,929
Operating expenses:
Direct service costs, excluding depreciation and amortization	252,284	211,773	198,510	163,707	117,550	38,759
Reimbursed out-of-pocket expenses	236,775	49,690	50,961	38,958	28,708	7,679
Total direct costs	489,059	261,463	249,471	202,665	146,258	46,438
Selling, general and administrative	75,681	63,357	61,507	56,998	29,465	10,203
Acquisition and integration	-	-	-	-	9,297	12,420
Impairment of goodwill	-	-	-	9,313	-	-
Depreciation	9,240	8,574	7,442	6,379	4,610	1,832
Amortization	29,561	37,900	50,672	63,142	56,422	5,199
Total operating expenses	603,541	371,294	369,092	338,497	246,052	76,092
Income from operations	101,048	64,858	52,490	20,562	2,447	1,837
Other (expense) income, net:
Loss on extinguishment of debt	-	-	(10,726)	-	-	-
Miscellaneous income (expense), net	1,060	(354)	(423)	(1,133)	(301)	1,213
Interest expense, net	(8,157)	(7,559)	(19,384)	(27,259)	(23,185)	(3,272)
Total other expense, net	(7,097)	(7,913)	(30,533)	(28,392)	(23,486)	(2,059)
Income (loss) before income taxes	93,951	56,945	21,957	(7,830)	(21,039)	(222)
Income tax provision (benefit)	20,766	17,823	8,532	843	(6,703)	1,014
Net income (loss)	$73,185	$39,122	$13,425	$(8,673)	$(14,336)	$(1,236)
Net income (loss) per share attributable to common shareholders:
Basic	$2.05	$1.00	$0.38	$(0.28)	$(0.46)	$(0.05)
Diluted	$1.97	$0.98	$0.37	$(0.28)	$(0.46)	$(0.05)
Weighted average common shares outstanding:
Basic	35,547	39,056	35,690	31,346	30,869	25,047
Diluted	36,912	39,839	36,329	31,346	30,869	25,047

Cash Flow Data:
Net cash provided by operating activities	$156,584	$97,385	$91,732	$85,870	$61,995	$13,207
Net cash used in investing activities	(16,973)	(12,237)	(13,422)	(6,432)	(905,992)	(827)
Net cash (used in) provided by financing activities	(141,580)	(97,828)	(58,008)	(116,489)	900,171	(17,968)

	SUCCESSOR					PREDECESSOR
(in thousands)	YEAR ENDED DECEMBER 31, 2018 (3)	YEAR ENDED DECEMBER 31, 2017	YEAR ENDED DECEMBER 31, 2016	YEAR ENDED DECEMBER 31, 2015	NINE MONTH PERIOD FROM APRIL 1, 2014 THROUGH DECEMBER 31, 2014	THREE MONTH PERIOD FROM JANUARY 1, 2014 THROUGH MARCH 31, 2014
Other Financial Data:
Backlog (at period end) (1)	1,057,898	524,402	483,918	429,659	394,023	386,047
Net new business awards (2)	899,445	426,082	426,960	359,538	231,918	97,220

	SUCCESSOR
	AS OF	AS OF	AS OF	AS OF	AS OF
(Amounts in thousands )	DECEMBER 31, 2018 (3)	DECEMBER 31, 2017	DECEMBER 31, 2016	DECEMBER 31, 2015	DECEMBER 31, 2014
Consolidated Balance Sheet Data
Cash and cash equivalents	$23,275	$26,485	$37,099	$14,880	$54,285
Restricted cash	7	7	308	2,857	1,104
Accounts receivable billed and unbilled, net:	133,449	83,079	79,767	65,088	65,248
Working capital	(78,912)	(62,735)	(35,355)	(39,296)	(319)
Total assets	967,933	950,717	979,105	984,041	1,096,912
Total long-term debt, net (including current portion)	79,721	221,611	163,642	377,941	491,773
Total liabilities	378,230	447,187	368,395	570,567	694,942
Total shareholders' equity	589,703	503,530	610,710	413,474	401,970
Total liabilities and shareholders' equity	967,933	950,717	979,105	984,041	1,096,912

(1)

Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. However, because the contracts included in our backlog are generally terminable without cause, we do not believe that our backlog as of any date is necessarily a meaningful predictor of future results.

(2)

Net new business awards are new business awards net of award modifications and cancellations that had been recognized in backlog during the period. New business awards represent the value of anticipated future net revenue that has been awarded during the period that is recognized in backlog. This value is recognized upon the signing of a contract or receipt of a written pre-contract confirmation from a customer that confirms an agreement in principle on budget and scope. New business awards also include contract amendments, or changes in scope, where the customer has provided written authorization for changes in budget and scope or has approved us to perform additional work as of the measurement date. Awards may not be recognized as backlog after consideration of a number of factors, including whether (i) the relevant net revenue is expected only after a pending regulatory hurdle, which might result in cancellation of the study, (ii) the customer funding needed for commencement of the study is not believed to have been secured or (iii) study timelines are uncertain or not well defined. In addition, study amounts that extend beyond a three-year timeline are not included in backlog. The number and amount of new business awards can vary significantly from period to period, and an award’s contractual duration can range from several months to several years based on customer and project specifications.

(3)	The year ended December 31, 2018 is presented on an ASC 606 basis. All other periods are presented on an ASC 605 basis.

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Endocrinology, Central Nervous System, or CNS, Antiviral and Anti-infective, or AVAI, as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 2,900 employees across 36 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

During the fourth quarter of the year ended December 31, 2017, the Deferred tax assets and related Deferred credit balances were revalued due primarily to the impact of tax reform. See Note 12 of the Notes to Consolidated Financial Statements for further discussion of the impact of tax reform on our consolidated financial statements. Additionally, in 2018, the Company disposed of approximately $7.4 million in deferred tax assets and reduced the Deferred credit by approximately $6.9 million as a result of an IRC Section 382 ownership shift that occurred as a result of Cinven’s sales of the Company’s securities. The ownership shift resulted in a limitation in the ability to utilize the acquired tax attributes and resulted in the described asset write-off and reduction of the Deferred credit.

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

Total Direct Costs

Total direct costs are primarily driven by labor and related employee benefits, but also include contracted third party service related expenses, fees paid to site investigators, reimbursed out of pocket expenses, laboratory supplies and other expenses contributing to service delivery. The other costs of service delivery can include office rent, utilities, supplies and software licenses which are allocated between Total direct costs and selling, general and administrative expenses based on the estimated contribution among service delivery and support function efforts on a percentage basis. Total direct costs are expensed as incurred and are not deferred in anticipation of contracts being awarded or finalization of changes in scope. Total direct costs, as a percentage of net revenue, can vary from period to period due to project labor efficiencies, changes in workforce, compensation/bonus programs and service mix.

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

Net New Business Awards and Backlog

New business awards represent the value of anticipated future net revenue that has been recognized in backlog during the period. This value is recognized upon the signing of a contract or receipt of a written pre-contract confirmation from a customer that confirms an agreement in principle on budget and scope. New business awards also include contract amendments, or changes in scope, where the customer has provided written authorization for changes in budget and scope or has approved us to perform additional work as of the measurement date. Awards may not be recognized as backlog after consideration of a number of factors, including whether (i) the relevant net revenue is expected only after a pending regulatory hurdle, which might result in cancellation of the study, (ii) the customer funding needed for commencement of the study is not believed to have been secured or (iii) study timelines are uncertain or not well defined. In addition, study amounts that extend beyond a three-year timeline are not included in backlog. The number and amount of new business awards can vary significantly from period to period, and an award’s contractual duration can range from several months to several years based on customer and project specifications.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. On an Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) basis, net new business awards were $899.4 million for the year ended December 31, 2018. On an Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) basis, net new business awards were $581.0 million, $426.1 million and $427.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. On an ASC 606 basis, as of December 31, 2018, our backlog was $1,057.9 million. On an ASC 605 basis, as of December 31, 2018, our backlog increased by $101.7 million, or 19.4%, to $626.1 million compared to $524.4 million as of December 31, 2017. Included within backlog on an ASC 606 basis as of December 31, 2018 was approximately $580 million to $600 million that we expect to convert to net revenue in 2019, with the remainder expected to convert to net revenue in years after 2019.

On an ASC 605 basis, the effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $1.1 million for the year ended December 31, 2018; favorable foreign currency adjustments of $3.2 million for the year ended December 31, 2017; and unfavorable foreign currency adjustments of $3.4 million for the year ended December 31, 2016.

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

	Year Ended December 31,
	2018	2017	2016
U.S. Dollars per Euro:	1.18	1.13	1.11

Results of Operations

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

	As Reported under ASC 606	Adjustments	As Revised under ASC 605	As Reported under ASC 605
	Year Ended December 31,
(Amounts in thousands, except percentages)	2018	2018	2018	2017	Change	% Change
Revenue, net	$704,589	$(704,589)	$—	$—	$704,589	100.0%
Service revenue, net	—	478,063	478,063	386,462	(386,462)	(100.0)%
Reimbursed out-of-pocket revenue	—	71,305	71,305	49,690	(49,690)	(100.0)%
Total revenue	704,589	(155,221)	549,368	436,152	268,437	61.5%
Direct service costs, excluding depreciation and amortization	252,284	—	252,284	211,773	40,511	19.1%
Reimbursed out-of-pocket expenses	236,775	(165,470)	71,305	49,690	187,085	376.5%
Total direct costs	489,059	(165,470)	323,589	261,463	227,596	87.0%
Selling, general and administrative	75,681	—	75,681	63,357	12,324	19.5%
Depreciation	9,240	—	9,240	8,574	666	7.8%
Amortization	29,561	—	29,561	37,900	(8,339)	(22.0)%
Total operating expenses	603,541	(165,470)	438,071	371,294	232,247	62.6%
Income from operations	101,048	10,249	111,297	64,858	36,190
Miscellaneous income (expense), net	1,060	—	1,060	(354)	1,414
Interest expense, net	(8,157)	—	(8,157)	(7,559)	(598)
Income before income taxes	93,951	10,249	104,200	56,945	37,006
Income tax provision	20,766	1,882	22,648	17,823	2,943
Net income	$73,185	$8,367	$81,552	$39,122	$34,063

Total revenue

For the year ended December 31, 2018 total revenue increased by $268.4 million to $704.6 million, from $436.2 million for the year ended December 31, 2017. This was primarily driven by ASC 606 adoption, which resulted in an increase of $155.2 million for the year ended December 31, 2018. The remaining increase was primarily driven by strong activity within the Oncology and other uncategorized therapeutic areas.

Reimbursed out-of-pocket revenue decreased by $49.7 million to $0.0 million for the year ended December 31, 2018, from $49.7 million for the year ended December 31, 2017. This decrease was fully due to ASC 606 adoption.

Total direct costs

Total direct costs increased by $227.6 million, to $489.1 million for the year ended December 31, 2018 from $261.5 million for the year ended December 31, 2017. This was primarily driven by ASC 606 adoption, which resulted in an increase of $165.5 million for year ended December 31, 2018. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of the program initiation or closeout, increased $21.6 million for the year ended December 31, 2018. The remaining increase was primarily attributed to higher personnel costs of $25.3 million, service related supply costs of $7.6 million and contracted services costs of $5.1 million in the year ended December 31, 2018, compared to the same period in the prior year, all to support the growth in project activities.

Selling, general and administrative

Selling, general and administrative expenses increased by $12.3 million, to $75.7 million for the year ended December 31, 2018 from $63.4 million for the year ended December 31, 2017. The increase was primarily driven by higher personnel costs of $7.6 million and personnel recruitment costs of $1.4 million in the year ended December 31, 2018, compared to the same period in the prior year, to support growth in project activities. Additionally, there were increases in bad debt expense of $1.1 million and loss on capital asset disposals of $1.2 million in the year ended December 31, 2018, compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $7.7 million, to $38.8 million for the year ended December 31, 2018 from $46.5 for the year ended December 31, 2017. The decrease in depreciation and amortization was primarily related to the amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous income (expense), net

Miscellaneous income (expense), net increased by $1.4 million to $1.1 million of income for the year ended December 31, 2018 from $0.4 million of expense for the year ended December 31, 2017. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest expense, net

Interest expense, net increased by $0.6 million to $8.2 million for the year ended December 31, 2018 from $7.6 million for the year ended December 31, 2017. The increase in interest expense, net was related to higher average outstanding balance under our Senior Secured Revolving Credit Facility (as defined below), as well as a higher effective interest rate as a result of the variable interest rate on the Senior Secured Credit Facilities (as described below).

Income tax provision

Income tax provision increased by $2.9 million, to $20.8 million for the year ended December 31, 2018 from $17.8 million for the year ended December 31, 2017. The overall effective tax rates for the years ended December 31, 2018 and 2017 were 22.1% and 31.3%, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as “Tax Cuts and Jobs Act” (TCJA). The effective tax rate for 2018 decreased from 2017 primarily due to the impact from the TCJA. The remaining difference was primarily attributable to the impact of state taxes, domestic and foreign uncertain tax positions and the tax impact associated with acquired tax attributes.

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

We completed our analysis of the TCJA in the fourth quarter of 2018 and adjusted our 2017 provisional estimates to the final amounts. Accordingly, we recorded in our income tax provision a net benefit of $0.1 million, which included an increase in the one-time transition tax of $0.1 million and a tax benefit of $0.2 million related to the revaluation of our deferred tax assets and liabilities. Refer to Note 12 of the Notes to Consolidated Financial Statements for further details.

Year ended December 31, 2017 compared to Year ended December 31, 2016

	Year Ended December 31,
(Amounts in thousands, except percentages)	2017	2016	Change	% Change
Revenue, net	$-	$-	$-	0.0%
Service revenue, net	386,462	370,621	15,841	4.3%
Reimbursed out-of-pocket revenue	49,690	50,961	(1,271)	(2.5)%
Total revenue	436,152	421,582	14,570	3.5%
Direct service costs, excluding depreciation and amortization	211,773	198,510	13,263	6.7%
Reimbursed out-of-pocket expenses	49,690	50,961	(1,271)	(2.5)%
Total direct costs	261,463	249,471	11,992	4.8%
Selling, general and administrative	63,357	61,507	1,850	3.0%
Depreciation	8,574	7,442	1,132	15.2%
Amortization	37,900	50,672	(12,772)	(25.2)%
Total operating expenses	371,294	369,092	2,202	0.6%
Income from operations	64,858	52,490	12,368
Loss on extinguishment of debt	-	(10,726)	10,726
Miscellaneous expense, net	(354)	(423)	69
Interest expense, net	(7,559)	(19,384)	11,825
Income before income taxes	56,945	21,957	34,988
Income tax provision	17,823	8,532	9,291
Net income	$39,122	$13,425	$25,697

Total revenue

For the year ended December 31, 2017 total revenue increased by $14.6 million to $436.2 million, from $421.6 million for the year ended December 31, 2016. The increase was primarily driven by strong activity within the Oncology, Metabolic, and other uncategorized therapeutic areas.

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

Total direct costs

Total direct costs increased by $12.0 million, to $261.5 million for the year ended December 31, 2017 from $249.5 million for the year ended December 31, 2016. The increase was primarily attributed to higher personnel costs of $9.3 million, service related supply costs of $2.8 million, office rents of $0.8 million and computer, software licenses and maintenance costs of $0.6 million in the year ended December 31, 2017, compared to the prior year, all to support the growth in project activities. This was partially offset by a decrease in Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation or closeout, of $1.3 million in the year ended December 31, 2017, compared to the prior year.

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

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our Senior Secured Revolving Credit Facility (as defined below). As of December 31, 2018, we had cash and cash equivalents of $23.3 million, including an immaterial amount of restricted cash, related to advanced payments received pursuant to certain sponsor contracts. Approximately $10.4 million of our cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of December 31, 2018.

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

On December 8, 2016, the Company entered into a credit agreement (the “Senior Secured Credit Agreement”) consisting of a $165.0 million term loan (the “Senior Secured Term Loan Facility”) and a $150.0 million revolving credit facility (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, the “Senior Secured Credit Facilities”). As of December 31, 2018, we had $149.8 million available for borrowing under our Senior Secured Revolving Credit Facility. Proceeds from the Senior Secured Term Loan Facility were used to repay and extinguish our obligations under the 2014 Senior Secured Credit Facilities as well as pay any fees, costs and expenses related thereto.

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

	Year Ended December 31,
Cash Flows (Amounts in thousands)	2018	2017	2016
Net cash provided by operating activities	$156,584	$97,385	$91,732
Net cash used in investing activities	(16,973)	(12,237)	(13,422)
Net cash used in financing activities	(141,580)	(97,828)	(58,008)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,241)	1,765	(632)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(3,210)	$(10,915)	$19,670

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

Net cash flows provided by operating activities were $156.6 million for the year ended December 31, 2018 consisting of net income of $73.2 million. Adjustments to reconcile net income to net cash provided by operating activities were $43.8 million, primarily related to amortization of intangibles of $29.6 million, depreciation of $9.2 million, stock based compensation expense of $6.5 million, and deferred income tax provision of $3.9 million, offset by $7.7 million of amortization and adjustment of deferred credit. Changes in operating assets and liabilities provided $39.6 million in operating cash flows and were primarily driven by increased accrued expenses of $29.0 million and increased advanced billings of $35.6 million, offset by increased accounts receivable and unbilled, net of $27.0 million.

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

Cash Flow from Investing Activities

Net cash used in investing activities was $17.0 million for the year ended December 31, 2018 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $12.2 million for the year ended December 31, 2017 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $13.4 million for the year ended December 31, 2016 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $141.6 million in the year ended December 31, 2018, primarily related to $72.2 million in principal payments on our Senior Secured Term Loan Facility and $70.0 million in principal payments on our Senior Secured Revolving Credit Facility.

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

As of December 31, 2018, there was $80.4 million outstanding under the Senior Secured Term Loan Facility and no borrowings outstanding under the Senior Secured Revolving Credit Facility. In connection with entering into the Senior Secured Credit Facilities, the Company recorded a loss on extinguishment of long-term debt of $10.7 million during the fourth quarter of 2016, of which $10.2 million related to unamortized loan origination fees from the credit agreement for our 2014 Senior Secured Credit Facilities and $0.5 million related to third party fees incurred during the fourth quarter of 2016.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at our option, either (i) the adjusted Eurocurrency rate based on LIBOR for U.S. dollar deposits for loans denominated in dollars, EURIBOR for Euro deposits for loans denominated in Euros and the offer rate for any other currencies for loans denominated in such other currencies for the relevant interest period plus an applicable margin from 1.25% to 2.25% based on the total net leverage ratio from less than 1.50:1.00 to greater than 3.75:1:00, or (ii) an alternative base rate (determined by reference to the highest of (a) the prime commercial lending rate of the administrative agent, as established from time to time, (b) the Federal Funds Rate plus 0.50% and (c) the one-month adjusted Eurocurrency rate for loans in U.S. dollars plus 1.00%) plus an applicable margin from 0.25% to 1.25% based on the total net leverage ratio from less than 1.50:1.00 to greater than 3.75:1:00.  The applicable margin as of December 31, 2018 was 1.25% for Eurocurrency loans and 0.25% for base rate loans. At our discretion, we may choose interest periods of one, two, three or six months, which determines the interest rate to be applied. Interest on the Eurocurrency rate loan continues to be payable at the end of the selected Eurocurrency term and interest on the base rate tranche of the Senior Secured Term Loan Facility is payable quarterly in conjunction with any required principal payments.

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

In addition, the Borrower is required to report compliance with two financial covenants that are tested at the end of each fiscal quarter. The Borrower is required to maintain a ratio of consolidated funded indebtedness minus unrestricted cash and cash equivalents (in the aggregate not to exceed $50 million and to include not more than $25 million of foreign unrestricted cash and cash equivalents) to consolidated EBITDA for the most recent four fiscal quarter period not to exceed 4.00:1.00; provided that the Borrower shall be permitted to increase the ratio to 4.50:1.00 in connection with any permitted acquisition or any other acquisition consented to by Administrative Agent and the Required Lenders (as defined in the Senior Secured Credit Agreement) with total cash consideration in excess of $25 million.  Such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive test periods thereafter.  The Borrower is also required to maintain a ratio of consolidated EBITDA to consolidated interest expense, in each case for the most recent four fiscal quarter period, of not less than 3.00:1.00. The Company was in compliance with all financial covenants as of December 31, 2018.

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

As of December 31, 2018, we had total indebtedness of $80.4 million, all of which was attributed to outstanding borrowings on the Senior Secured Term Loan Facility. There were no outstanding borrowings under the Senior Secured Revolving Credit Facility as of December 31, 2018. In addition, as of December 31, 2018, we had $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Senior Secured Revolving Credit Facility.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our future payments for all contractual obligations and commercial commitments for the years subsequent to the year ended December 31, 2018:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$80,438	$-	$80,438	$-	$-
Interest on long-term debt	10,716	3,649	7,067	-	-
Operating lease obligations	163,029	8,173	26,297	18,937	109,622
Deemed landlord liabilities	35,879	3,918	8,027	8,237	15,697
Total	$290,062	$15,740	$121,829	$27,174	$125,319

The interest payments on long-term debt in the above table are based on interest rates in effect as of December 31, 2018.

We have recorded a tax liability for unrecognized benefits for uncertain tax positions of $7.2 million, which has not been included in the above table due to the uncertainties in the timing of settlement of the income tax positions.

We are a party to certain vendor contracts related to clinical services that if cancelled may require payments for services performed and potentially additional services required to protect safety of subjects.  The value of these potential wind-down provisions is generally borne by our customers and is not practical to estimate.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements refer to any transaction, agreement or other contractual arrangement to which an entity not consolidated under our entity structure exists, where we have an obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such an entity or similar arrangement that serves as credit, liquidity or market risk support for such assets. We have no off-balance sheet arrangements.

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

We occasionally enter into incentive fee arrangements with customers that provide for additional compensation if certain defined contractual milestones or performance thresholds are met. These additional fees are included in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee and when achievement of the incentive milestone is deemed probable.  These estimates are based on anticipated performance, our best judgment at the time or ultimately, upon achievement of the threshold or milestone.

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

The carrying value of goodwill is reviewed at least annually for impairment, or as indicators of potential impairment are identified, at the reporting unit level. We perform our annual goodwill impairment test during the fourth quarter each year, utilizing the quantitative two step model defined by accounting guidance which governs such assessments. The first step involves the comparison of each of our reporting unit carrying values, inclusive of assigned goodwill, to their respective estimated fair values. If a reporting unit carrying value exceeds estimated fair value, a second step requiring us to calculate the implied reporting unit goodwill fair value is performed. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation of reporting unit fair value to the reporting units identified assets and liabilities. The resulting implied goodwill fair value is compared to carrying value to determine the extent of impairment, if any exists. Reporting unit fair value is estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method. The reporting unit’s discounted cash flow analysis requires significant management judgment with respect to net revenue, total direct costs and amortization, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate. The projected revenue and expense assumptions and capital expenditures are based on our annual and long-term business plans. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations.

There was no indication of impairment related to goodwill based on the fourth quarter 2018 assessment as the fair value of the reporting units was substantially in excess of carrying value.

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

Intangible Assets

The Company has an indefinite lived intangible asset related to its trade name valued at $31.6 million. The carrying value of the trade name asset is reviewed at least annually for impairment, or as indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation. The relief from royalty method requires management judgment with respect to projected net revenue, profitability and growth and the selection and use of an appropriate discount rate. There was no indication of impairment related to the trade name asset based on the fourth quarter 2018 assessment.

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

Finite-lived intangible assets consist mainly of the value assigned to customer relationships, backlog and developed technologies. Finite-lived intangible assets are amortized straight-line or using an accelerated method over their estimated useful lives, which range in term from 5 to 15 years. Amortization expense recognized related to finite lived intangible assets was $29.6 million, $37.9 million and $50.7 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

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

The recoverability of our deferred tax assets is estimated based on consideration of all available positive and negative evidence, including, but not limited to, our ability to generate a sufficient level of future taxable income, reversals of deferred tax liabilities (other than those with an indefinite reversal period), tax planning strategies and recent financial performance. The assessment of recoverability is performed on a jurisdiction by jurisdiction basis. Based on the analysis of the above factors, we determined that as of December 31, 2018 and 2017 a valuation allowance in the amount of $0.2 million and $2.4 million, respectively, was required relating to certain foreign operating loss carryforwards, U.S. operating loss carryforwards, a U.S. capital loss carryforward and U.S. state and local operating loss carryforwards. Differences in actual results compared to our estimates and changes in our assumptions could result in an adjustment to the valuation allowance in the future and would generally impact earnings or other comprehensive income depending on the nature of the respective deferred asset for which the valuation allowance exists.

We have recognized certain liabilities, including penalties and interest in the amount of $1.0 million as of December 31, 2018, within other long-term liabilities on the consolidated balance sheets. These relate to uncertain tax positions that are subject to various assumptions and judgment. Liabilities for these uncertain tax positions are assessed on a position by position basis. The calculation of these liabilities involves dealing with uncertainties in the application of complex tax regulations in both domestic and foreign jurisdictions. These positions may be subject to audit and review by tax authorities, and may result in future taxes, interest and penalties if we are unsuccessful in defending our positions. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively would result.

As of December 31, 2018 and 2017, as a result of an updated analysis of future cash needs in the United States and opportunities for investment outside the United States, we assert that all foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. These undistributed earnings of foreign subsidiaries will support future growth in foreign markets and maintain current operating needs of foreign locations. We will continue to monitor our assertion related to investment of foreign earnings. See Note 12 of the Notes to Consolidated Financial Statements for further information regarding this assertion.

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

The following table summarizes the key weighted average assumptions used in the Black-Scholes-Merton option pricing model to calculate the fair value of options during the periods:

	Year Ended December 31,
	2018	2017	2016
Expected holding period - years	5.4	5.4	3.6
Expected volatility	27.0%	28.0%	30.2%
Risk-free interest rate	2.8%	2.0%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the table above reflect both grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting and reflect a fair value calculation for stock options outstanding in the period subject to liability-classified stock compensation accounting.  As of December 31, 2018 all outstanding stock based awards were subject to equity classification through either modifications of the award terms and conditions that occurred during the year ended December 31, 2016, or based on terms and conditions applicable as of the grant date.

The weighted average grant date fair value of employee stock options granted was $11.51, $8.54 and $6.91 for the years ended December 31, 2018, 2017 and 2016.

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

Foreign Currency Risk

We have business operations globally, and accordingly, we are exposed to foreign currency fluctuations that can affect our financial results. For the years ended December 31, 2018 and 2017, approximately 8.7% and 7.6% of our revenue was derived from contracts denominated in currencies other than the U.S. dollar, whereas approximately 29.8% and 28.6% of our operational costs, including, but not limited to, salaries, wages and other employee benefits, were derived in foreign currencies. Of these exposures, approximately 87.5% and 89.0% of revenue denominated in foreign currencies and approximately 48.3% and 49.6% of operational costs denominated in foreign currencies were Euro denominated for the years ended December 31, 2018 and 2017, respectively.  Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. We recalculated our reported pre-tax income for the years ended December 31, 2018 and 2017 using foreign exchange rates that were 10% higher and 10% lower than actual exchange rates utilized during the year. When utilizing foreign exchange rates 10% higher than actual exchange rates, our pre-tax income for the years ended December 31, 2018 and 2017 is positively impacted by approximately $5.1 million and $5.2 million, respectively. When utilizing foreign exchange rates 10% lower than actual exchange rates, our pre-tax income for the years ended December 31, 2018 and 2017 is negatively impacted by approximately $5.1 million and $5.2 million, respectively.

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

Interest Rates

We are primarily exposed to interest rate risk through our Senior Secured Credit Facilities. As of the year ended December 31, 2018, we had outstanding amounts related to the Senior Secured Credit Facilities of $79.7 million (net of an unamortized discount of $0.3 million and unamortized debt issuance costs of $0.4 million). As of the year ended December 31, 2017, we had outstanding amounts related to the Senior Secured Credit Facilities of $221.6 million (net of an unamortized discount of $0.4 million and unamortized debt issuance costs of $0.6 million). The Senior Secured Credit Facilities are subject to variable interest rates. Each quarter-point increase or decrease in the applicable interest rate as of the year ended December 31, 2018 and 2017 would change our interest expense by approximately $0.2 million and $0.4 million, respectively. The Senior Secured Credit Facilities are not subject to any interest rate caps or floors.

Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, and accounts receivable and unbilled, net. The cash and cash equivalent balances are held and maintained with high-quality financial institutions with reputable credit ratings and, consequently, we believe that such funds are subject to minimal credit risk.

We generally do not require collateral or other securities to support customer receivables. In the years ended December 31, 2018 and 2017, credit losses have been immaterial and within our expectations. Moreover, in many cases we require advance payment from our customers for a portion of the study contract price upon the signing of a service contract which helps to mitigate credit risk. As of the years ended December 31, 2018 and 2017, there were no major customers accounting for more than 10% of our accounts receivable and unbilled, net.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making these assessments, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment and the criteria in the COSO framework, management has concluded that the Company’s internal control over financial reporting as of December 31, 2018 was not effective as of December 31, 2018 due to a material weakness related to the implementation of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606). Specifically, we did not maintain effective controls over the implementation of the new accounting standard including proper application of the Company’s new revenue recognition policies. A “material weakness” is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting ("ICFR"), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As an emerging growth company, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company

Plan to Remediate Material Weakness

Management is developing and implementing a plan to remediate the material weakness discussed above and will continue to evaluate and take actions to improve our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Medpace Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medpace Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for revenue recognition as of January 1, 2018, due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using a modified retrospective approach.

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

February 26, 2019

We have served as the Company’s auditor since 2002.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)
	As Of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$23,275	$26,485
Restricted cash	7	7
Accounts receivable and unbilled, net (includes $3.8 million and $1.0 million with related parties at December 31, 2018 and 2017, respectively)	133,449	83,079
Prepaid expenses and other current assets	21,383	20,400
Total current assets	178,114	129,971
Property and equipment, net	52,255	48,739
Goodwill	660,981	660,981
Intangible assets, net	69,179	98,740
Deferred income taxes	713	6,343
Other assets	6,691	5,943
Total assets	$967,933	$950,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.3 million and $0.2 million with related parties at December 31, 2018 and 2017, respectively)	$16,737	$16,674
Accrued expenses	87,493	23,673
Pre-funded study costs (includes $1.0 million with related parties at December 31, 2017)	-	57,406
Advanced billings (includes $0.4 million and $1.7 million with related parties at December 31, 2018 and 2017, respectively)	147,935	73,756
Current portion of long-term debt	-	16,500
Other current liabilities	4,861	4,697
Total current liabilities	257,026	192,706
Long-term debt, net, less current portion	79,721	205,111
Deemed landlord liability, less current portion	24,484	26,602
Deferred income tax liability	439	560
Deferred credit	3,756	11,468
Other long-term liabilities	12,804	10,740
Total liabilities	378,230	447,187
Commitments and contingencies (see Note 9)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 2017, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at December 31, 2018 and 2017, respectively; 35,665,910 and 35,466,510 shares issued and outstanding at December 31, 2018 and 2017, respectively	356	355
Treasury stock - 200,000 shares at December 31, 2018 and 2017, respectively	(6,030)	(6,030)
Additional paid-in capital	639,381	630,341
Accumulated deficit	(41,487)	(120,402)
Accumulated other comprehensive loss	(2,517)	(734)
Total shareholders’ equity	589,703	503,530
Total liabilities and shareholders’ equity	$967,933	$950,717

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Revenue, net (includes $15.1 million with related parties for the year ended December 31, 2018)	$704,589	$-	$-
Service revenue, net (includes $11.1 million and $24.1 million with related parties for the years ended December 31, 2017 and 2016, respectively)	-	386,462	370,621
Reimbursed out-of-pocket revenue (includes $1.5 million and $5.4 million with related parties for years ended December 31, 2017 and 2016, respectively)	-	49,690	50,961
Total revenue	704,589	436,152	421,582
Operating expenses:
Direct service costs, excluding depreciation and amortization	252,284	211,773	198,510
Reimbursed out-of-pocket expenses	236,775	49,690	50,961
Total direct costs	489,059	261,463	249,471
Selling, general and administrative	75,681	63,357	61,507
Depreciation	9,240	8,574	7,442
Amortization	29,561	37,900	50,672
Total operating expenses	603,541	371,294	369,092
Income from operations	101,048	64,858	52,490
Other expense, net:
Loss on extinguishment of debt	-	-	(10,726)
Miscellaneous income (expense), net	1,060	(354)	(423)
Interest expense, net	(8,157)	(7,559)	(19,384)
Total other expense, net	(7,097)	(7,913)	(30,533)
Income before income taxes	93,951	56,945	21,957
Income tax provision	20,766	17,823	8,532
Net income	$73,185	$39,122	$13,425
Net income per share attributable to common shareholders:
Basic	$2.05	$1.00	$0.38
Diluted	$1.97	$0.98	$0.37
Weighted average common shares outstanding:
Basic	35,547	39,056	35,690
Diluted	36,912	39,839	36,329

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$73,185	$39,122	$13,425
Other comprehensive (loss) income
Foreign currency translation adjustments, net of taxes	(1,783)	3,008	(1,183)
Comprehensive income	$71,402	$42,130	$12,242

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE — January 1, 2016	$326	$-	$438,716	$(23,009)	$(2,559)	$413,474
Net income				13,425		13,425
Foreign currency translation					(1,183)	(1,183)
Stock-based compensation expense	1		2,776			2,777
Stock options exercised			678			678
Issuance of common stock	80		173,498			173,578
Common stock issuance costs			(2,719)			(2,719)
Reclassification of liability classified stock options upon IPO			10,463			10,463
Tax effect of initial public offering related costs			192			192
Tax benefit from stock-based compensation			25			25
BALANCE — December 31, 2016	$407	$-	$623,629	$(9,584)	$(3,742)	$610,710
Impact to Retained Earnings from adoption of ASU 2016-09			440	(440)
BALANCE — January 1, 2017	407	-	624,069	(10,024)	(3,742)	610,710
Net income				39,122		39,122
Foreign currency translation					3,008	3,008
Stock-based compensation expense			4,463			4,463
Stock options exercised	1		1,811			1,812
Repurchases of common stock	(51)			(149,500)		(149,551)
Treasury stock purchases	(2)	(6,030)				(6,032)
Tax effect of initial public offering related costs			(2)			(2)
BALANCE — December 31, 2017	$355	$(6,030)	$630,341	$(120,402)	$(734)	$503,530
Impact to Retained Earnings from adoption of ASU 2014-09				5,730		$5,730
BALANCE — January 1, 2018	355	(6,030)	630,341	(114,672)	(734)	509,260
Net income				73,185		73,185
Foreign currency translation					(1,783)	(1,783)
Stock-based compensation expense			6,499			6,499
Stock options exercised	1		2,541			2,542
BALANCE — December 31, 2018	$356	$(6,030)	$639,381	$(41,487)	$(2,517)	$589,703

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,185	$39,122	$13,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,240	8,574	7,442
Amortization	29,561	37,900	50,672
Stock-based compensation expense	6,499	4,463	9,815
Amortization of debt issuance costs and discount	615	662	2,576
Loss on extinguishment of debt	-	-	10,726
Deferred income tax provision (benefit)	3,942	3,237	(9,006)
Amortization and adjustment of deferred credit	(7,712)	(8,781)	-
Other	1,653	(673)	(1,019)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(27,047)	(2,898)	(13,727)
Prepaid expenses and other current assets	(1,241)	(3,533)	(3,661)
Accounts payable	1,342	4,816	691
Accrued expenses	29,029	(1,313)	4,516
Pre-funded study costs	-	5,292	5,400
Advanced billings	35,593	7,735	14,723
Other assets and liabilities, net	1,925	2,782	(841)
Net cash provided by operating activities	156,584	97,385	91,732
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(16,024)	(11,724)	(13,537)
Acquisition of intangibles	-	(569)	-
Other	(949)	56	115
Net cash used in investing activities	(16,973)	(12,237)	(13,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for common stock issuance costs	-	-	(2,719)
Proceeds from stock option exercises	2,489	1,812	537
Repurchases of common stock	-	(155,583)	-
Excess tax benefit from stock-based compensation	-	-	25
Proceeds from issuance of debt, net of original issue discount	-	-	164,506
Payment of debt	(72,188)	(12,375)	(390,060)
Proceeds from revolving loan	-	100,000	-
Payments on revolving loan	(70,000)	(30,000)	-
Debt issuance costs	-	-	(1,802)
Payment of deemed landlord liability	(1,881)	(1,682)	(1,525)
Payment on debt extinguishment	-	-	(548)
Proceeds from common stock issued, net	-	-	173,578
Net cash used in financing activities	(141,580)	(97,828)	(58,008)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,241)	1,765	(632)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,210)	(10,915)	19,670
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	26,492	37,407	17,737
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$23,282	$26,492	$37,407
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash paid during the period for income taxes	$23,311	$17,180	$17,654
Cash paid during the period for interest	$7,589	$6,888	$16,895
Acquisition of property and equipment—non-cash	$1,551	$678	$1,687

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, and for the Years Ended December 31, 2018, 2017 and 2016

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

Secondary Offerings

During the year ended December 31, 2018, Cinven sold a total of 16,399,997 shares of the Company’s common stock as part of multiple secondary offerings. The Company incurred professional fees in connection with the secondary offerings of $0.7 million during the year ended December 31, 2018. The fees are included within operating expenses in the accompanying consolidated statement of operations. As of August 27, 2018, Cinven does not beneficially own any shares of the Company’s outstanding common stock. The Company did not sell any shares in or receive any proceeds from the secondary offerings.

During the year ended December 31, 2017, Cinven sold a total of 4,600,000 shares of the Company’s common stock as part of a secondary offering. The Company incurred professional fees in connection with the secondary offering of $0.4 million during year ended December 31, 2017. The fees are included within operating expenses in the accompanying consolidated statement of operations.

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

During the fourth quarter of the year ended December 31, 2017, the Deferred tax assets and related Deferred credit balances were revalued due primarily to the impact of tax reform. See Note 12 of the Notes to Consolidated Financial Statements for further discussion of the impact of tax reform on our consolidated financial statements. Additionally, in 2018, the Company disposed of approximately $7.4 million in deferred tax assets and reduced the Deferred credit by approximately $6.9 million as a result of an IRC Section 382 ownership shift that occurred as a result of Cinven’s sales of the Company’s securities. The ownership shift resulted in a limitation in the ability to utilize the acquired tax attributes and resulted in the described asset write-off and reduction of the Deferred credit.

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

Significant items that are subject to management estimates and assumptions include revenue, net, allowances for doubtful accounts, acquisition purchase price allocations, long-lived asset impairment and useful lives, exit liabilities, stock-based compensation, uncertain income tax positions and contingencies.

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

Foreign Currencies

Assets and liabilities recorded in foreign currencies on foreign subsidiary financial statements are translated at the exchange rate on the balance sheet date, while equity accounts are translated at historical exchange rates. Revenue and expenses are recorded at average rates of exchange during the year. Translation adjustments are recorded to Accumulated other comprehensive loss in the consolidated statements of shareholders’ equity and consolidated statements of comprehensive income.

Separately, net realized gains and losses on foreign currency transactions are included in Miscellaneous income (expense), net, on the consolidated statements of operations. Foreign currency transactions resulted in a net gain of $0.4 million during the year ended December 31, 2018 and net losses of $1.0 million and $0.7 million during the years ended December 31, 2017 and 2016, respectively.

Revenue Recognition

The Company generally enters into contracts with customers to provide services ranging in duration from a few months to several years. The contract terms generally provide for payments based on a fixed fee or unit-of-service arrangement. The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which the Company adopted on January 1, 2018 using the modified retrospective implementation method. Revenue on contracts is recognized when or as the Company satisfies the contract performance obligations, at the amount that reflects the Company’s cumulative progress toward delivery of the performance obligation. This progress assessment is applied to the amount of consideration to which the Company expects to be paid for delivery of the performance obligation. The Company’s performance obligations are generally satisfied over time and related revenue is recognized as services are provided to meet these obligations.

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

For the Company’s services to meet this criteria, contracts generally need to be written, pending regulatory hurdles required to commence work must be cleared, the study protocol must be completed, the customer must have adequate funding or reasonable path to funding to execute the contracted portion of the study, and the study must be actively moving forward. Once these criteria have been met, it is deemed that the Company and its customers are committed to perform their respective obligations. Depending on the timing of when these criteria are met, revenue recognition may vary significantly on a period over period basis.

Accounting for contracts performed over a period of time involves the use of various assumptions to estimate total contract revenue and costs. The Company estimates expected costs to complete a contract and recognizes contracted revenue over the life of the contract as those costs are incurred.

Cost estimates are based on a detailed project budget and are developed based on many variables, including, but not limited to, the scope of the work, the complexity of the study, the participating geographic locations and the Company’s historical experience. To assist with the estimation of costs expected at completion over the life of a project, regular contract reviews are performed in which performance to date is compared to the most current estimate to complete assumptions. The reviews include an assessment of costs incurred to date compared to expectations based on budget assumptions and other circumstances specific to the project. The total estimated costs necessary to complete is updated and any revisions to the existing cost estimate results in cumulative adjustments to the amount of revenue recognized in the period in which the revisions are identified. In the case of cost estimates related to activities legally contracted as reimbursable in nature, including but not limited to investigator fee activity, these estimates also influence the Company’s assumed contract value and assumed remaining performance obligations. Because of the uncertainties inherent in estimating the costs necessary to fulfill contractual obligations, it is possible that estimates may change in the near term, resulting in a material change in revenue reported.

Contracts generally provide for pricing modifications upon scope of work changes. The Company recognizes revenue, at an amount to which it expects to be entitled, related to work performed in connection with scope changes when the underlying services are performed and a binding contractual commitment has been established with the customer. If the Company’s customers do not agree to contract changes upon changes in the Company’s scope of work, the Company could be exposed to cost overruns and reduced contract profitability. Costs are not deferred in anticipation of contracts being awarded or amendments being finalized, but are expensed as incurred.

Most contracts are terminable by the customer, either immediately or according to advance notice terms specified within the contracts. These contracts require payment of fees for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract. Final settlement amounts are agreed to with the customer based on remaining work to be performed. These amounts are included in revenue when the Company believes the amount can be estimated reliably and its realization is probable.  In evaluating the probability of recognition, the Company considers the contractual basis for the settlement amount and the objective evidence available to support the amount.

Certain contracts contain volume rebate arrangements with our customers that provide for rebates if certain specified spending thresholds are met. These obligations are considered as a reduction in revenue when it appears probable that the arrangement thresholds will be met, which can be at contract inception. Total revenue is presented net of rebates of $1.2 million, $0.2 million and less than $0.1 million in the consolidated statements of operations during the years ended December 31, 2018, 2017 and 2016, respectively.

The Company occasionally enters into incentive fee arrangements with customers that provide for additional compensation if certain defined contractual milestones or performance thresholds are met. These additional fees are included in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee and when achievement of the incentive milestone is deemed probable.  These estimates are based on anticipated performance, the Company’s best judgment at the time or ultimately, upon achievement of the threshold or milestone.

The Company records revenue net of any tax assessments by governmental authorities that are imposed and concurrent with specific revenue generating transactions.

Performance Obligations

Substantially all of the Company’s contracts consist of a single performance obligation, as the promise to transfer the individual services described in the contracts are not separately identifiable from other promises in the contracts, and therefore not distinct. Revenue recognition is determined by assessing the progress of performance completed or delivered to date compared to total services to be delivered under the terms of the arrangement. The measures utilized to assess progress on the satisfaction of performance are specific to the performance obligation identified in the contract.

For the majority of the Company’s contract performance obligations, it utilizes the input method of cost to cost to measure progress, as the Company has determined that it is the most consistent measure of progress among contract tasks and represents the most faithful depiction of the transfer of services over the contract life. Under this method, the Company determines cost incurred to date for the services it provides compared to the total estimated costs at completion.

For certain other contractual performance obligations, the Company has determined that an output method is the best measure of progress. These relate to certain unitized contracts, and the Company recognizes revenue in the period in which the unit is delivered compared to total contracted units.

On December 31, 2018, the Company had approximately $1,060.7 million of performance obligations remaining to be performed for active projects.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The cash and cash equivalent balances are held and maintained with financial institutions with reputable credit ratings and, consequently, the Company believes that such funds are subject to minimal credit risk.

The Company generally does not require collateral or other securities to support customer receivables. In the years ended December 31, 2018, 2017 and 2016, credit losses have been immaterial and within management’s expectations. At December 31, 2018 and 2017, there were no customers accounting for more than 10% of the Company’s accounts receivable.

Costs and Expenses

The Company incurs costs associated with service delivery including direct labor and related employee benefits, laboratory supplies, and other expenses. These costs are recorded in Direct service costs, excluding depreciation and amortization as a component of Total direct costs in the accompanying consolidated statements of operations. In addition, the Company incurs expenses on behalf of its customers for various project expenditures including, but not limited to, investigator site payments, travel, meetings, printing, and shipping and handling fees that are reimbursed by its customers at cost. These costs are included in Reimbursable out-of-pocket expenses as a component of Total direct costs in the accompanying consolidated statements of operations. Total direct costs are expensed as incurred and are not deferred in anticipation of contracts being awarded or finalization of changes in scope. Selling, general and administrative includes administrative payroll and related employee benefits, sales and marketing expenses, administrative travel, and other expenses not directly related to service delivery. Rent, utilities, supplies, and software license expenses are allocated between Total direct costs, and Selling, general and administrative based on the estimated contribution among service delivery and support function efforts on a percentage basis. Depreciation and amortization is reported separately in the accompanying consolidated statements of operations. Costs of sales and marketing activities not subject to recovery pursuant to customer contracts, such as feasibility assessments and negotiation of contracts, are expensed as incurred and recorded as a component of Selling, general and administrative in the accompanying consolidated statements of operations.

Advertising expenses are recorded as a component of Selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expenses of $0.8 million, $0.6 million and $0.6 million were incurred during the years ended December 31, 2018, 2017 and 2016, respectively.

Prior to the adoption of Accounting Standard Update No. 2014-09 ‘‘Revenue from Contracts with Customers”, fees paid to investigators and other disbursements in which the Company acts as an agent on behalf of the customer were recorded net in the consolidated statements of operations with no impact on the Company’s revenue or expenses. Funds received in advance of study expenditures were recorded as Pre-funded study cost liabilities on the consolidated balance sheets. Any pre-funded amounts remaining at the conclusion of a study were returned to the client. Pre-funded study cost disbursements of $138.7 and $150.3 million were made during the years ended December 31, 2017 and 2016, respectively.

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

The Company’s current accounting position is that unremitted foreign earnings are indefinitely reinvested. Therefore, the Company has not recorded deferred foreign withholding taxes on the unremitted foreign earnings. Refer to Note 12 for further information regarding this assertion.

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

Stock-based compensation expense is allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations based on the underlying classification and scope of work for the employees receiving the Awards.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except for earnings per share):

	Year Ended December 31,
	2018	2017	2016
Weighted-average shares:
Common shares outstanding	35,547	39,056	35,690
RSAs	142	90	88
Total weighted-average shares	35,689	39,146	35,778
Earnings per common share—Basic
Net income	$73,185	$39,122	$13,425
Less: Undistributed earnings allocated to RSAs	291	90	33
Net income available to common shareholders—Basic	$72,894	$39,032	$13,392

Net income per common share—Basic	$2.05	$1.00	$0.38

Basic weighted-average common shares outstanding	35,547	39,056	35,690
Effect of diluted shares	1,365	783	639
Diluted weighted-average shares outstanding	36,912	39,839	36,329

Net income per common share—Diluted	$1.97	$0.98	$0.37

For the years ended December 31, 2018, 2017 and 2016, the computation of diluted EPS excludes the effect of (in thousands) 121, 63 and 0 stock options, respectively, due to each respective period’s average fair value of the Company’s common stock not exceeding the exercise prices.

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

The Company does not have any recurring fair value measurements as of December 31, 2018. There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2018, 2017 and 2016.

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

Accounts Receivable and Unbilled, Net

Accounts receivable represent amounts due from the Company’s customers who are concentrated primarily in the pharmaceutical, biotechnology, and medical device industries. Unbilled services represent revenue recognized to date that is currently not billable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of negotiated contractual events or in accordance with predetermined payment schedules. Amounts classified to unbilled services are those billable to customers within one year from the respective balance sheet date.

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

Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. The carrying value of goodwill is reviewed at least annually for impairment, or as indicators of potential impairment are identified, at the reporting unit level. The reporting units are Phase II-IV clinical research services, Laboratories, and Clinics as of December 31, 2018.

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

If the calculation in the first step results in any of the reporting units’ carrying values exceeding their respective estimated fair values, a second step is performed. The second step requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. Any fair value in excess of amounts allocated to such net assets represent the implied fair value of goodwill for that reporting unit. Any excess of reporting unit carrying value of goodwill over the implied fair value of goodwill results in an impairment. There was no indication of impairment related to goodwill based on the fourth quarter 2018 assessment.

Intangible Assets

The Company has an indefinite lived intangible asset related to its trade name. The carrying value of the trade name asset is reviewed at least annually for impairment, or as indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation. There was no indication of impairment related to the trade name asset based on the fourth quarter 2018 assessment.

Finite-lived intangible assets consist mainly of the value assigned to customer relationships, backlog and developed technologies. Finite-lived intangible assets are amortized straight-line or using an accelerated method over their estimated useful lives, which range in term from five to fifteen years.

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

The cumulative effect adjustment was recorded as a reduction to the opening balance of Accumulated deficit in the consolidated balance sheets in the amount of $5.7 million, with offsetting amounts of $23.9 million to Accounts receivable and unbilled, net, $(1.6) million to Deferred income taxes, $35.1 million to Accrued expenses, $(57.4) million to Pre-funded study costs and $38.9 million to Advanced billings, respectively. The amounts recorded to Accounts receivable and unbilled, net, Deferred income taxes, Accrued expenses, Pre-funded study costs, and Advanced billings reflect differences between revenue recognized and billings to customers by project as well as costs incurred but not settled as of the Implementation Date. The above disclosed cumulative effect adjustments have been revised from the amounts previously disclosed in the Company’s interim financial statements filed on Form 10-Q for the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018 to correct certain immaterial misstatements to the opening balance sheet adoption impact of the standard. The effects of these misstatements were immaterial to the Company’s results of operations.

In connection with the implementation of ASC 606 on the modified retrospective method, the Company is presenting additional information to assist with the comparability of select line items of the current and prior period year to date reporting in its consolidated balance sheets and consolidated statements of operations.  Below the Company has presented the amount by which each financial statement line item is affected in the current reporting period by the application of ASC 606 as compared with the guidance that was in effect before the change (ASC 605).

	Year Ended December 31, 2018
	As Reported	Adjustments	As Revised under ASC 605
Revenue:
Revenue, net	$704,589	$(704,589)	$-
Service revenue, net	-	478,063	478,063
Reimbursed out-of-pocket revenue	-	71,305	71,305
Total revenue	704,589	(155,221)	549,368
Operating expenses:
Direct service costs, excluding depreciation and amortization	252,284	-	252,284
Reimbursed out-of-pocket expenses	236,775	(165,470)	71,305
Total direct costs	489,059	(165,470)	323,589
Total operating expenses	603,541	(165,470)	438,071
Income from operations	101,048	10,249	111,297
Income before income taxes	93,951	10,249	104,200
Income tax provision	20,766	1,882	22,648
Net income	$73,185	$8,367	$81,552
Net income per share attributable to common shareholders:
Basic	$2.05	$0.24	$2.29
Diluted	$1.97	$0.23	$2.20
Weighted average common shares outstanding:
Basic	35,547	-	35,547
Diluted	36,912	-	36,912

ASSETS	As of December 31, 2018
Current assets:	As Reported	Adjustments	As Revised under ASC 605
Accounts receivable and unbilled, net	133,449	(28,729)	104,720
Prepaid expenses and other current assets	21,383	1,147	22,530
Total current assets	178,114	(27,582)	150,532
Deferred income taxes	713	(389)	324
Total assets	$967,933	$(27,971)	$939,962
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	87,493	(51,109)	36,384
Pre-funded study costs	-	61,156	61,156
Advanced billings	147,935	(41,732)	106,203
Other current liabilities	4,861	(590)	4,271
Total current liabilities	257,026	(32,275)	224,751
Deferred income tax liability	439	2,049	2,488
Other long-term liabilities	12,804	(382)	12,422
Total liabilities	378,230	(30,608)	347,622
Shareholders’ equity:
Accumulated deficit	(41,487)	2,637	(38,850)
Total shareholders’ equity	589,703	2,637	592,340
Total liabilities and shareholders’ equity	$967,933	$(27,971)	$939,962

CASH FLOWS FROM OPERATING ACTIVITIES:	Year Ended December 31, 2018
	As Reported	Adjustments	As Revised under ASC 605
Net income	73,185	8,367	81,552
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision	3,942	4,002	7,944
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(27,047)	4,842	(22,205)
Prepaid expenses and other current assets	(1,241)	(1,147)	(2,388)
Accrued expenses	29,029	(15,967)	13,062
Pre-funded study costs	-	3,782	3,782
Advanced billings	35,593	(2,907)	32,686
Other assets and liabilities, net	1,925	(972)	953
Net cash provided by operating activities	156,584	-	156,584

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

ASC 842 allows by policy election, an entity to choose its transition approach.  Entities must adopt ASC 842 on a either a modified retrospective basis to each prior reporting period presented or through an optional alternative method referred to as the “Comparatives Under ASC 840 Approach” which allows entities to apply the new requirements to only those leases that exist as of January 1, 2019.  The Company has elected to adopt ASC 842 utilizing the Comparatives Under ASC 840 Approach.  Under this approach, the Company will not be required to recast comparative periods when transitioning to the new guidance. The Company will also not be required to present comparative period disclosures under the new guidance in the period of adoption and any cumulative catch up adjustment for differences between ASC 842 and ASC 840 will be recorded upon adoption.

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

The Company continues to evaluate the potential impact of adopting this standard on its business policies, processes and systems, internal control over financial reporting environment, and financial reporting disclosures. The most significant impact of adoption will be the conversion of the Company’s headquarter office buildings that are currently classified as deemed assets and liabilities to leases to be accounted for within the scope of ASC 842. This will result in a cumulative adjustment to retained earnings to account for the difference in the expense recognition at the time of adoption as well as a reclass of the Deemed Landlord Liability and deemed assets within Property and Equipment, net to right of use assets and right of use liabilities. Additionally, all existing operating leases will be recorded on the balance sheet as right-of-use (“ROU”) assets with related obligations for lease payments presented as other current liabilities, and ROU lease liabilities. To the extent we identify financing leases, these will be recorded on the balance sheet as property and equipment, with the related payment obligations recorded as other current liabilities, and other long-term liabilities.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. The guidance may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized and is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company will adopt this guidance in the first quarter of 2019 and does not expect a material impact on its consolidated financial statements.

4. CONTRACT ASSETS AND CONTRACT LIABILITIES

Contract assets and liabilities are reflected in the Company’s consolidated balance sheets within the accounts reflected below.

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	December 31,	January 1,		December 31,
	2018	2018	Adjustments	2017
Accounts receivable	$85,120	$70,943	$15,344	$55,599
Unbilled receivables	49,361	36,696	8,543	28,153
Less: allowance for doubtful accounts	(1,032)	(673)	-	(673)
Total accounts receivable and unbilled, net	$133,449	$106,966	$23,887	$83,079

Unbilled receivables increased from $36.7 million at January 1, 2018, which includes adjustments of $8.5 million related to the adoption of ASC 606, to $49.4 million at December 31, 2018. The increase is primarily driven by revenue recognized on certain contracts in advance of customer invoicing.

Contract Liabilities

Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	December 31,	January 1,		December 31,
	2018	2018	Adjustments	2017
Advanced billings	$147,935	$112,613	$38,857	$73,756
Pre-funded study costs	$-	$-	$(57,406)	$57,406

Advanced billings increased from $112.6 million at January 1, 2018, which includes adjustments of $38.9 million related to the adoption of ASC 606, to $147.9 million at December 31, 2018. The increase is primarily driven by billing and/or collection activity in the year ended December 31, 2018 in advance of revenue being earned for delivery of service obligations.

A rollforward of allowance for doubtful account activity is as follows:

	Year Ended December 31,
	2018	2017	2016
Allowance for doubtful accounts - beginning balance	$(673)	$(3,222)	$(1,724)
Current year provision	(791)	(250)	(2,166)
Write-offs, recoveries and the effects of foreign currency exchange	432	2,799	668
Allowance for doubtful accounts - ending balance	$(1,032)	$(673)	$(3,222)

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31 (in thousands):

	2018	2017
Land	$1,240	$972
Equipment	15,437	12,171
Furniture, fixtures, and leasehold improvements	20,892	21,280
Computer hardware, software, and phone equipment	11,566	9,571
Buildings	8,145	2,559
Deemed assets from landlord building construction	22,752	22,752
Construction-in-progress	5,334	5,554
Property and equipment at cost	85,366	74,859
Less: Accumulated depreciation	(33,111)	(26,120)
Property and equipment, net	$52,255	$48,739

Depreciation expense, which includes amortization from capital leases, was $9.2 million, $8.6 million and $7.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Total assets carried on the balance sheet and not remeasured to fair value on a recurring basis, identified as Level 3 measurements, as of December 31, 2018 are $692.6 million, comprised of $661.0 million of goodwill and $31.6 million of identified indefinite-lived intangible assets. Accumulated goodwill impairment losses to date amounts to $9.3 million, all of which was recognized in 2015.

Intangible Assets, Net

Intangible assets, net consisted of the following at December 31 (in thousands):

	2018	2017
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Backlog	$72,630	$72,630
Customer relationships	145,051	145,051
Developed technologies	54,475	54,475
Other	3,074	3,074
Total finite-lived intangible assets	275,230	275,230
Accumulated amortization:
Backlog	(72,630)	(72,630)
Customer relationships	(110,636)	(92,661)
Developed technologies	(51,751)	(40,856)
Other	(2,680)	(1,989)
Total accumulated amortization	(237,697)	(208,136)
Total finite-lived intangible assets, net	37,533	67,094
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$69,179	$98,740

As of December 31, 2018, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

2019	$14,829
2020	7,876
2021	5,114
2022	3,353
2023	2,199
Later years	4,162
$37,533

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31 (in thousands):

	2018	2017
Employee compensation and benefits	$31,344	$19,707
Project related reimbursable expenses	51,109	-
Other	5,040	3,966
Total accrued expenses	$87,493	$23,673

8. DEBT

Debt consisted of the following at December 31 (in thousands):

	2018	2017

Revolving credit facility	$-	$70,000
Term loan	80,438	152,625
Less unamortized discount	(282)	(399)
Less unamortized term loan debt issuance costs	(435)	(615)
Less current portion of long-term debt	-	(16,500)
Long-term debt, net, less current portion	$79,721	$205,111

Principal payments on debt are due as follows (in thousands):

2019	-
2020	-
2021	80,438
Total	$80,438

The estimated fair value of the Company’s debt based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions, approximates carrying value as of December 31, 2018 and 2017, respectively.

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

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at our option, either (i) the adjusted Eurocurrency rate based on LIBOR for U.S. dollar deposits for loans denominated in dollars, EURIBOR for Euro deposits for loans denominated in Euros and the offer rate for any other currencies for loans denominated in such other currencies for the relevant interest period plus an applicable margin from 1.25% to 2.25% based on the total net leverage ratio from less than 1.50:1.00 to greater than 3.75:1:00, or (ii) an alternative base rate (determined by reference to the highest of (a) the prime commercial lending rate of the administrative agent, as established from time to time, (b) the Federal Funds Rate plus 0.50% and (c) the one-month adjusted Eurocurrency rate for loans in U.S. dollars plus 1.00%) plus an applicable margin from 0.25% to 1.25% based on the total net leverage ratio from less than 1.50:1.00 to greater than 3.75:1:00.  The applicable margin as of December 31, 2018 was 1.25% for eurocurrency loans and 0.25% for base rate loans. The Company may voluntarily prepay outstanding loans under the Senior Secured Credit Facilities without premium or penalty. As of December 31, 2018, the interest rate applicable on the term loan was the Eurocurrency interest rate of 3.77%.

In addition, the Company is required to pay to the lenders a commitment fee on a quarterly basis at an annual rate of 0.375% of the unused borrowings under the Senior Secured Revolving Credit Facility for the first full fiscal quarter after the closing date, and thereafter 0.50% if the total net leverage ratio is greater than or equal to 3.00:1.00, or 0.375% if the total net leverage ratio is less than 3.00:1.00. At December 31, 2018 and 2017, respectively, the Company had no outstanding borrowings and $70.0 million outstanding borrowings under the Senior Secured Revolving Credit Facility, resulting in $149.8 million and $80.0 million in undrawn capacity available under the Senior Secured Revolving Credit Facility. As of December 31, 2018, the interest rate applicable on the Senior Secured Revolving Credit Facility was the Eurocurrency interest rate of 3.77%. In addition, the Company had $0.2 million and $0.3 million in letters of credit outstanding, which are secured by the Senior Secured Revolving Credit Facility at December 31, 2018 and 2017, respectively.

The original issue discount of $0.5 million related to the issuance of the Senior Secured Term Loan Facility was recorded as a reduction of the underlying debt issuances within Long-term debt, net, less current portion and is being amortized over the life of the debt using the effective-interest method. The unamortized portion of the discount related to the Senior Secured Term Loan Facility was $0.3 million and $0.4 million as of December 31, 2018 and 2017, respectively. Per the terms of the Senior Secured Credit Term Loan Facility, principal is scheduled to be paid quarterly on the last business day of March, June, September and December of each year, beginning March 2017.

Origination fees of $0.8 million related to the Senior Secured Term Loan Facility were recorded as a reduction of the underlying debt issuances in Long-term debt, net. These fees are being amortized over the life of the debt using the effective-interest method. The unamortized portion of the origination fees related to the Senior Secured Term Loan Facility was $0.4 million and $0.6 million at December 31, 2018 and 2017, respectively.  Origination fees of $1.6 million related to the Senior Secured Revolving Credit Facility were originally capitalized as a component of Other assets. These fees are being amortized over the life of the debt using the effective-interest method. The unamortized portion of the origination fees related to the Senior Secured Revolving Credit Facility was $0.9 million and $1.3 million at December 31, 2018 and 2017, respectively.

The Senior Secured Credit Facilities are guaranteed by the Parent Guarantor and its material, direct or indirect wholly owned domestic subsidiaries, with certain exceptions, including where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. The Senior Secured Credit

Facilities are subject to customary covenants relating to financial ratios and restrictions on certain types of transactions, including restricting the Company's ability to incur additional indebtedness, acquire and dispose of assets, make investments, pay dividends, or engage in mergers and acquisitions. The Company is required to maintain a ratio of consolidated funded indebtedness minus unrestricted cash and cash equivalents (in the aggregate not to exceed $50 million and to include not more than $25 million of foreign unrestricted cash and cash equivalents) to consolidated EBITDA for the most recent four fiscal quarter period not to exceed 4.00:1.00; provided that the Company shall be permitted to increase the ratio to 4.50:1.00 in connection with any permitted acquisition or any other acquisition consented to by the Administrative Agent and the Required Lenders (as defined in the Senior Secured Credit Agreement) with total cash consideration in excess of $25 million.  Such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive test periods thereafter.  The Company is also required to maintain a ratio of consolidated EBITDA to consolidated interest expense, in each case for the most recent four fiscal quarter period, of not less than 3.00:1.00. The Company was in compliance with all financial covenants as of December 31, 2018.

Borrowings under the Senior Secured Credit Facilities were utilized to repay and extinguish our obligations under the 2014 Senior Secured Credit Facilities, as defined in Note 8 of the 2017 Annual Report on Form 10-K. In accordance with accounting guidance governing such transactions, upon closing the 2014 Senior Secured Credit Facility and commencement of the Senior Secured Credit Facilities, the Company recognized a loss on extinguishment of debt totaling $10.7 million, of which $10.2 million related to unamortized loan origination fees from the credit agreement for our 2014 Senior Secured Credit Facilities and $0.5 million related to third party fees incurred during the fourth quarter of 2016.

9. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Lease Obligations

The Company has payment obligations under non-cancellable operating leases, primarily for office space and furniture and fixtures to support its global operations. These leases often contain customary scheduled rent increases or escalation clauses and renewal options. Rent expense is recorded on a straight line basis. As of December 31, 2018, minimum future lease payments required under these leases are as follows (in thousands):

		Non-Related	Total
	Related Party	Parties Operating	Operating
	Operating Leases	Leases	Leases
2019	$1,987	$6,186	$8,173
2020	6,843	6,617	13,460
2021	6,964	5,873	12,837
2022	6,757	3,694	10,451
2023	5,229	3,257	8,486
Thereafter	103,870	5,752	109,622
Total minimum lease payments	$131,650	$31,379	$163,029

The related party operating leases are for two of the Company’s several buildings within its corporate headquarters. The non-related party operating leases are for the Company’s remaining leases throughout the world consisting primarily of office space, fixtures and vehicles.

Rental expense under operating leases totaled $9.2 million, $7.9 million and $6.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.

Deemed Landlord Liabilities

As of December 31, 2018, minimum annual payments required in conjunction with the Deemed landlord liabilities are as follows (in thousands):

	Related Party		Total
	Minimum Lease	Less:	Principal
	Payments	Interest	Amounts Due
2019	$3,918	$1,818	$2,100
2020	3,988	1,662	2,326
2021	4,039	1,490	2,549
2022	4,092	1,301	2,791
2023	4,145	1,095	3,050
Thereafter	15,697	1,929	13,768
Total	$35,879	$9,295	$26,584

Legal Proceedings

Medpace periodically becomes involved in various claims and lawsuits that are incidental to its business. Management believes, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows for the years ended December 31, 2018, 2017 and 2016.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $5.2 million. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2023.

10. SHAREHOLDERS’ EQUITY

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

The Company granted 850,700 awards to employees under the 2016 Plan during the year ended December 31, 2018, consisting of 550,500 stock option awards and 300,200 restricted stock units (“RSU”), all vesting after four years. The Company granted an additional 33,801 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the year ended December 31, 2018. These awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

The Company granted 968,550 awards to employees under the 2016 Plan during the year ended December 31, 2017, consisting of 797,550 stock option awards, 118,000 restricted stock awards (“RSA”) and 38,000 restricted stock units (“RSU”), all vesting after four years. The Company granted 15,000 stock option awards, vesting equally on the second, third and fourth anniversary of the grant date over four years. Additionally, the Company granted 41,346 stock option awards, vesting over one year, to non-employee directors under the 2016 Incentive Award Plan, during the year ended December 31, 2017.

The Company granted 648,180 stock options under the 2016 Plan during the year ended December 31, 2016, consisting of 626,650 stock options vesting after four years and 21,530 stock options with various vesting schedules, but all of which vest within a calendar year of the respective grant date. The 2016 Plan has reserved 6,000,000 shares for issuance of RSAs, RSUs or stock options, of which approximately 3.8 million awards were available for future grants as of December 31, 2018.

The 2016 Plan expires in 2026, except for awards then outstanding, and is administered by the Board. All Awards granted at the IPO or thereafter were or will be issued under the 2016 Plan.

The company satisfies stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 3.8 million and 4.3 million at December 31, 2018 and 2017.

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

At the grant date for RSAs that were liability-classified, restricted shares were legally issued and exchanged for Medpace Investors Incentive Units on behalf of the employee.  If the RSAs were not yet vested and an employee left the Company’s employment, the restricted shares of Medpace Holdings, Inc. reverted back to the Company and were available for re-issuance under the 2014 Plan.  Upon the vesting of RSAs and RSUs and upon the exercise of stock options, the stock-based compensation liability was settled by exchanging the Company’s stock for Medpace Investors Incentive Units.  If an employee left the Company’s employment after they vested in the Awards and the exchange for Incentive Units was made, Medpace Investors may exercise a call option to repurchase an employee’s Incentive Units at a price determined by the manager and majority unit holder of Medpace Investors, who is also the chief executive officer of Medpace.  If Medpace Investors exercised the call right, it could do so up to the later of twelve months following the employee’s departure date or six months following the determination that the former employee was directly or indirectly engaged in competitive business activities.

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

Option Awards Modification

As a result of the Company’s IPO, a condition of all outstanding stock options issued before August 10, 2016 under the 2014 Plan that previously required the exchange of the shares issued for incentive units in the equity of a non-consolidated related party was dissolved. All future exercises of options issued pursuant to the 2014 Plan will now settle in shares of the Company. As a result of the modification in the settlement condition, the options will now be equity-classified instruments and changes in the fair value of the stock compensation liability that occur during the requisite service period are no longer recognized. According to the authoritative guidance for stock-based compensation, at modification the Company should recognize additional stock-based compensation expense in the amount of the incremental fair value of the modified award. As a result, the Company recognized $3.1 million of incremental stock-based compensation expense during the year ended December 31, 2016. In addition, the $10.5 million stock-based compensation liability associated with the modified stock options was reclassified to additional paid-in capital as a result of the change to equity classification. There is no stock-based compensation liability for the years ended December 31, 2018 and 2017.

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

The following table sets forth the key weighted-average assumptions used in the BSM Model to calculate the fair value of options:

	Year Ended December 31,
	2018	2017	2016
Expected holding period - years	5.4	5.4	3.6
Expected volatility	27.0%	28.0%	30.2%
Risk-free interest rate	2.8%	2.0%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the table above reflect both grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting and reflect a fair value calculation for stock options outstanding in the period subject to liability-classified stock compensation accounting.  Subsequent to August 10, 2016, all outstanding stock based awards are subject to equity classification through either modifications of the award terms and conditions that occurred during the year ended December 31, 2016, or based on terms and conditions applicable as of the grant date.

The expected holding period represents the period of time the grants are expected to be outstanding. The Company uses the simplified method, as prescribed by accounting guidance governing such awards, to calculate the expected holding period for options granted to employees as we do not have sufficient historical evidence data to provide a reasonable basis upon which to estimate the expected holding period. For options valued by the Company for the years ended December 31, 2018, 2017 and 2016, the expected holding period is based on an average between the midpoint of the vesting date and the expiration date of the options.

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

The following table summarizes the grant date fair values of stock options and restricted shares issued during the period as well as the allocation of stock-based compensation expense to Total direct costs, and Selling, general and administrative reported in the consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016
Weighted average, grant date fair value
Stock options	$11.51	$8.54	$6.91
Restricted shares (RSAs and RSUs)	$49.38	$31.90	$15.08

Stock-based compensation expense allocated to:
Total direct costs	$4,132	$2,128	$5,555
Selling, general, and administrative	2,367	2,335	4,260
Total stock-based compensation expense	$6,499	$4,463	$9,815

Award Activity

The following table sets forth the Company’s stock option activity:

	Year Ended December 31,
	2018		2017		2016
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Shares	Exercise Price
Outstanding - beginning of Period	2,782,868	$20.73	2,350,166	$17.57	1,794,709	$15.42
Granted	584,301	$37.72	853,896	$28.67	683,001	$22.80
Exercised	(169,771)	$14.98	(116,787)	$15.52	(36,980)	$14.50
Forfeited/Expired	(252,358)	$23.69	(304,407)	$20.55	(90,564)	$15.85
Outstanding - end of period	2,945,040	$24.18	2,782,868	$20.73	2,350,166	$17.57

Exercisable - end of period	1,096,116	$16.01	917,592	$15.40	647,343	$15.22

The following table sets forth the Company’s Restricted Share activity:

	Year Ended December 31,
	2018	2017	2016
	Shares/Units	Shares/Units	Shares/Units
Outstanding and unvested - beginning of period	183,629	59,258	90,697
Granted	300,200	156,000	11,111
Vested	(29,629)	(29,629)	(41,069)
Forfeited	(33,000)	(2,000)	(1,481)
Outstanding and unvested - end of period	421,200	183,629	59,258

Cumulative vested shares - end of period	1,913,916	1,884,287	1,854,658

During the year ended December 31, 2016, 11,111 Restricted Shares were granted and immediately vested upon issuance (the “Vested Shares”).

The following table summarizes information about stock options expected to vest, stock options exercisable, and unvested restricted share awards expected to vest at December 31, 2018:

	Weighted Average			Weighted Average
	Exercise	Stock	Restricted	Remaining
	Price	Options	Shares	Life (Years)
December 31, 2018
Number of stock options expected to vest	$24.18	2,945,040	-	4.4
Number of Restricted Shares expected to vest		-	421,200
Total expected to vest - December 31, 2018		2,945,040	421,200
Total stock options exercisable - December 31, 2018	$16.01	1,096,116		3.0
Unrecognized compensation cost - December 31, 2018 (in thousands)		$10,021	$15,734
Weighted average years over which unrecognized compensation cost will be recognized		2.7	3.5

The following table sets forth the aggregate intrinsic value of stock options exercised, the fair values of awards vested, and share based liabilities settled during the respective periods (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total intrinsic value of stock options exercised	$5,326	$1,619	$403
Total grant-date fair value of stock options vested	$1,417	$1,317	$1,384
Total grant-date fair value of restricted shares vested	$447	$447	$614
Total settlement date fair value of restricted shares vested	$1,568	$1,074	$1,236
Total share-based liabilities settled	$-	$-	$76

The actual tax benefits recognized related to stock-based compensation totaled $1.0 million, $0.5 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

11. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan that covers substantially all U.S. employees. Participants can elect to contribute up to 50% of their eligible earnings on a pre-tax basis, subject to Internal Revenue Service annual limitations.

The U.S.-based plan offers a year-end employer matching contribution, requiring the participant to be an employee at year-end to qualify for the match. Participants with one year or more of service are eligible for the matching contribution. Participants fully vest in the employer contributions after three years of service. The employer contribution represents a percentage of a participant’s eligible compensation. The Company’s 401(k) Plan costs were $2.7 million, $2.3 million and $2.0 million during the years ended December 31, 2018, 2017 and 2016, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.

The Company has various defined contribution arrangements for eligible employees of non-U.S. entities. These defined contribution arrangements provide employees with retirement savings and life insurance benefits. The Company incurred expenses related to these arrangements of $1.0 million, $0.9 million and $0.7 million in the years ended December 31, 2018, 2017 and 2016, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.

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

The Company completed its analysis of the TCJA in 2018 and adjusted the 2017 provisional estimates to the final amounts.  A summary of the provisional and final amounts is included below:

•

Transition tax on unrepatriated foreign earnings: The Company originally estimated a transition tax expense of $0.6 million and the final transition tax liability is $0.7 million. The adjustment unfavorably impacted the effective tax rate by approximately 0.1%.

•

Reduction of U.S. Federal Corporate Tax Rate: The Company originally estimated a provisional tax benefit of $3.4 million related to the revaluation of deferred tax assets and liabilities. The deferred tax assets/liabilities as of December 31, 2017 were adjusted to match the balances per the 2017 U.S. corporate income tax return. The revised deferred balance was then adjusted from a 35% tax rate to a 21% tax rate. This resulted in a final tax benefit of approximately $3.6 million. The adjustment favorably impacted the effective tax rate by approximately 0.2%.

•

Indefinite reinvestment assertion: Prior to the passage of the TCJA, the Company asserted that all of the undistributed foreign earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Beginning in 2018, the TCJA provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. The Company has accrued the Transition Tax on the deemed repatriated earnings that were previously indefinitely reinvested. The Company has not recorded deferred foreign withholding taxes on approximately $21.1 million of pre-2018 earnings which are considered permanently reinvested.

•

Global intangible low taxed income (GILTI): The TCJA creates a new requirement that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. The Company has made an accounting policy election to treat GILTI taxes as a current period expense.

The Company files income tax returns for U.S. federal and various U.S. states, as well as various foreign jurisdictions. The liabilities for unrecognized tax benefits are carried in Other long-term liabilities on the consolidated balance sheets because the payment of cash is not anticipated within one year of the balance sheet date.

The components of income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$88,014	$52,986	$18,016
Foreign jurisdictions	$5,937	$3,959	$3,941
Income before income taxes	$93,951	$56,945	$21,957

Income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2018
U.S. Federal	$13,372	$4,172	$17,544
U.S. state and local	1,912	(116)	1,796
Foreign jurisdictions	1,408	18	1,426
	$16,692	$4,074	$20,766

Year ended December 31, 2017
U.S. Federal	$10,953	$3,466	$14,419
U.S. state and local	2,032	51	2,083
Foreign jurisdictions	1,576	(255)	1,321
	$14,561	$3,262	$17,823

Year ended December 31, 2016
U.S. Federal	$15,105	$(8,784)	$6,321
U.S. state and local	1,636	(524)	1,112
Foreign jurisdictions	710	389	1,099
	$17,451	$(8,919)	$8,532

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows (in thousands):

	Year Ended December 31,
	2018		2017		2016
Income tax expense calculated at the federal statutory rate	$19,730	21.0%	$19,931	35.0%	$7,685	35.0%
Effect of:
State and local taxes, net of federal benefit	1,978	2.1	1,606	2.8	912	4.2
Tax on foreign earnings, net of tax credits and deductions	172	0.2	(69)	(0.1)	(26)	(0.1)
Tax reform adjustment	(195)	(0.2)	(3,418)	(6.0)	-	-
Write off of Deferred Tax Assets	509	0.6	-	-	-	-
Deferred credit	(802)	(0.9)	(1,053)	(1.9)	-	-
Change in valuation allowance	-	-	-	-	-	-
Permanent items:
Stock-based awards	(651)	(0.7)	(179)	(0.3)	(534)	(2.4)
Tax reform adjustment	126	0.1	574	1.0	-	-
Other	687	0.7	483	0.9	174	0.8
State/Local tax credits	(1,253)	(1.3)	(1,187)	(2.1)	(1,049)	(4.8)
Foreign tax credits	(727)	(0.8)	-	-	-	-
Change in liability for uncertain tax positions	1,102	1.2	1,141	2.0	1,212	5.5
Other	90	0.1	(6)	(0.0)	158	0.7
	$20,766	22.1%	$17,823	31.3%	$8,532	38.9%

Components of the Company’s net deferred tax asset (liability) included in the consolidated balance sheets consisted of the following at December 31 (in thousands):

	2018	2017
Deferred tax assets:
Accrued liabilities	$18,670	$17,563
Depreciation and amortization	872	980
Foreign operating loss carryforward	248	246
U.S. federal tax credits and carryforward	-	8,152
U.S. state and local tax credits and carryforward	223	1,799
Other	41	667
Valuation allowance	(169)	(2,394)
Total deferred tax assets	19,885	27,013

Deferred tax liabilities:
Depreciation and amortization	(18,803)	(20,117)
Prepaid expenses	(550)	(572)
Other	(258)	(541)
Total deferred tax liabilities	(19,611)	(21,230)
Net deferred tax asset	$274	$5,783

U.S. state and local tax credits noted above will expire in 2023 if not utilized.

The Company has foreign operating loss carryforwards for which a deferred tax asset of $0.2 million has been established. The Company has a valuation allowance of $0.2 million against this deferred tax asset based upon its assessment that it is more likely than not that this amount will not be realized. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. Approximately 59% of the foreign net operating loss carryforwards can be utilized over an indefinite period whereas the remainder will expire at various times from 2020 to 2027 if not utilized.

In May 2017, the Company acquired Nephrogenex which included deferred tax assets of $22.2 million, consisting of tax effected net operating losses in the amount of $13.5 million, tax effected capitalized research and development expenses of $8.5 million and tax effected federal tax credits of $0.2 million, and deferred tax liabilities of $0.1 million. See Note 2 for further description of the asset acquisition that occurred in the second quarter of 2017. In 2018, the Company disposed of approximately $7.4 million in deferred tax assets and reduced the Deferred credit by approximately $6.9 million (net increase in tax expense of approximately $0.5 million) as a result of an IRC Section 382 ownership shift that occurred as a result of Cinven’s sales of the Company’s securities. The ownership shift resulted in a limitation in the ability to utilize the acquired tax attributes and resulted in the described asset write-off and reduction of the Deferred credit.

Annual activity related to the Company’s valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning Balance	$2,394	$987	$1,021
Additions charged to expense	-	-	-
Additions due to asset acquisition	-	2,033	-
Reductions from utilization, reassessments and expirations	(2,225)	3	(34)
Remeasurement due to effect of tax reform	-	(629)	-
Ending Balance	$169	$2,394	$987

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning Balance	$6,890	$5,698	$2,604
Increases in tax positions for prior years	-	5	-
Decreases in tax positions for prior years	(579)	-	(196)
Increases in tax positions for current year	2,214	1,187	3,365
Lapse in statute of limitations	-	-	(75)
Ending Balance	$8,525	$6,890	$5,698

Interest and penalties associated with uncertain tax positions are recognized as components of Income tax provision in the consolidated statements of operations. There was no material change to tax-related interest and penalties during the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, respectively, the Company has a liability for interest and penalties of $1.0 million and $1.4 million that is associated with related tax liabilities of $7.2 million and $5.9 million for uncertain tax positions.

The Company operates in various foreign, state and local jurisdictions. The number of tax years for which the statute of limitations remains open for foreign, state and local jurisdictions varies by jurisdiction and is approximately four years (2014 through 2018). For federal tax purposes, the Company’s open tax years are 2015 through 2018.

13. MISCELLANEOUS INCOME (EXPENSE), NET

Miscellaneous income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net gain (loss) on foreign-currency transactions	$386	$(1,004)	$(660)
Other income	674	650	237
Miscellaneous income (expense), net	$1,060	$(354)	$(423)

14. RELATED PARTY TRANSACTIONS

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at December 31, 2018 and 2017, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the consolidated balance sheets, respectively, depending on the contractual repayment date.

Management Fees

In conjunction with the IPO, the Advisory Services Agreement with Cinven Capital Management (V) General Partner Limited (“Cinven”) expired. Subsequent to the IPO, the Company paid fees for director services provided by Cinven employees that were members of the Company’s Board of Directors and any related committees. The director fees were paid directly to Cinven in accordance with the Company’s non-employee director compensation policy. During the third quarter of 2018, Cinven sold its remaining shares of the Company’s common stock and all three members of the Company’s Board affiliated with Cinven subsequently resigned. During the year ended December 31, 2016, the Company incurred management fees to Cinven of $0.2 million. During the years ended December 31, 2018 and 2017, the Company incurred director fees of $0.1 million, respectively. In connection with these fees, Cinven incurred related travel expenses of less than $0.1 million, $0.1 million and $0.1 million, respectively, during the years ended December 31, 2018, 2017 and 2016.

Service Agreements

Coherus BioSciences, Inc. (“Coherus”) and MX II Associates, LLC (“MXII”)

The chief executive officer of the Company was a member of Coherus BioSciences, Inc.’s (“Coherus”) board of directors until his resignation in the first quarter of 2018. Coherus is no longer considered a related party as of the first quarter of 2018. During 2011 a related party of the Company in which the Company’s chief executive officer is the managing member, MXII, made an investment in Coherus. In early 2012 the Company made a $2.5 million investment in Coherus. Concurrent with the initial investment, MXII secured the exclusive rights for Medpace to perform Phase I through Phase III clinical trial work for certain Coherus’ “bio-similar” drug compounds executed through a MSA. The agreement provides for a minimum fee commitment for clinical trial services and is cancelable without cause by either party upon 30 days prior notice. During the years ended December 31, 2017 and 2016, the Company recognized service revenue of $8.0 million and $22.3 million from Coherus in the Company’s consolidated statements of operations, respectively. In addition, the company recognized Reimbursed out-of-pocket revenue and Reimbursed out-of-pocket expenses with Coherus in the consolidated statements of operations of $1.3 million and $5.1 million during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company had Accounts receivable and unbilled, net from Coherus of $0.3 million recorded in the consolidated balance sheets. In addition, the Company had Advanced billings of $1.5 million and Pre-funded study costs of $1.0 million with Coherus recorded in the consolidated balance sheets at December 31, 2017.

Xenon Pharmaceuticals, Inc. (“Xenon”)

Certain executives and employees of the Company, including the chief executive officer, have held equity investments in Xenon, a clinical-stage biopharmaceutical company. In addition, a Medpace employee was a director of Xenon until May 2015. During the second quarter of 2017, the chief executive officer sold his entire equity position held in Xenon. Xenon is no longer considered to be a related party subsequent to this sale. During July 2015 the Company and Xenon entered into an amended MSA agreement for the Company to provide clinical trial related services. The Company recognized service revenue from Xenon of $0.6 million and $1.3 million during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively, in the Company’s consolidated statements of operations. In addition, the Company recognized Reimbursed out-of-pocket revenue and Reimbursed out-of-pocket expenses with Xenon in the consolidated statements of operations of $0.1 million and $0.2 million during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. During the first quarter of 2016, it was announced that a Medpace employee would join Cymabay’s board of directors. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from Cymabay of $10.8 million during the year ended December 31, 2018 in the Company’s consolidated statements of operations. The Company recognized service revenue from Cymabay of $0.6 million and $0.3 million during the years ended December 31, 2017 and 2016, respectively, in the Company’s consolidated statements of operations. As of

December 31, 2018 and 2017, the Company had Accounts receivable and unbilled, net from Cymabay of $2.5 million and $0.1 million recorded in the consolidated balance sheets, respectively.

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers and/or have equity investments in LIB. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $3.7 million during the year ended December 31, 2018 in the Company’s consolidated statement of operations. The Company recognized service revenue from LIB of $1.4 million and $0.2 million during the years ended December 31, 2017 and 2016 in the Company’s consolidated statements of operations, respectively. As of December 31, 2018 and 2017, the Company had, from LIB, Advanced billings of $0.3 million and $0.2 million in the consolidated balance sheets, respectively. In addition, the Company had Accounts receivable and unbilled, net from LIB of $1.0 million and $0.5 million in the consolidated balance sheets at December 31, 2018 and 2017, respectively.

CinRX Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the year ended December 31, 2018, the Company recognized total revenue from CinRx of $0.5 million in the Company’s consolidated statements of operations. During the year ended December 31, 2017, the Company recognized service revenue from CinRx of $0.4 million in the Company’s consolidated statements of operations. As of December 31, 2018 the Company had Accounts receivable and unbilled, net from CinRx of $0.4 million in the consolidated balance sheets.

The Summit, a Dolce Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. During the year ended December 31, 2018, Medpace incurred expenses of $0.4 million at The Summit.

Medpace Investors, LLC

Medpace Investors is a noncontrolling shareholder and related party of Medpace Holdings, Inc. Medpace Investors is owned and managed by employees of the Company. The Company’s chief executive officer is also the manager and majority unit holder of Medpace Investors. The Company acts as a paying agent for Medpace Investors with taxing authorities principally in instances when employee tax payments or remittance of withholdings related to equity compensation are required. During the year ended December 31, 2016, the Company paid $0.8 million to various taxing authorities on behalf of Medpace Investors. During the year ended December 31, 2016, the Company received $0.3 million from Medpace Investors for receivables owed to the Company from Symplmed. Additionally, during the year ended December 31, 2016, the Company paid approximately $0.3 million to Medpace Investors due to the settlement of certain liabilities related to the Merger Agreement between the sellers (led by CCMP) and the buyers (led by Cinven).

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

Leased Real Estate

Headquarters Lease

The Company has entered into operating leases for its corporate headquarters and a storage space facility with an entity that is wholly owned by the Company’s chief executive officer. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the leases. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The lease for storage space was through June 2016 and was leased on a month to month basis, thereafter. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the properties. Annual base rent for the corporate headquarters is $2.2 million and allows for adjustments to the rental rate annually for increases in the consumer price index. Lease expense recognized for the years ended December 31, 2018, 2017 and 2016 was $2.2 million, $2.1 million and $2.1 million, respectively. The lease expense was allocated between Direct service costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease.

Deemed Assets and Deemed Landlord Liabilities

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. In accordance with the accounting guidance related to leases, the Company was deemed in substance to be the owner of the property during the construction phase and at completion. Accordingly, the Company reflected the buildings and related liabilities as deemed assets from landlord building construction in Property and equipment, net, Other current liabilities, and Deemed landlord liabilities, respectively, on the consolidated balance sheets. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The deemed assets are being fully depreciated, on a straight line basis, over the 15-year term of the lease. Deemed landlord liabilities are recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties. Accretion expense is being recorded over the term of the lease as a component of Interest expense, net in the Company’s consolidated statements of operations. The Company paid $3.8 million, $3.8 million and $3.7 million during the years ended December 31, 2018, 2017 and 2016, respectively. The current and long-term portions of the Deemed landlord liability at December 31, 2018 were $2.1 million and $24.5 million, respectively. The current and long-term portions of the Deemed landlord liability at December 31, 2017 were $1.9 million and $26.6 million, respectively. The Company has recognized $14.6 million and $16.3 million, respectively, of deemed assets, net at December 31, 2018 and 2017 in the consolidated balance sheets.

Travel Services

Reynolds Jet Management (“Reynolds”)

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the senior vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $1.3 million, $1.1 million and $1.0 million during the years ended December 31, 2018, 2017 and 2016, respectively. These travel expenses are recorded in Selling, general and administrative in the Company’s consolidated statements of operations. As of December 31, 2018 and 2017, the Company had Accounts payable due to Reynolds of $0.2 million in the consolidated balance sheets, respectively.

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

16. ENTITY WIDE DISCLOSURES

Operations By Geographic Location

The Company conducts operations in North America, Europe, Africa, Asia-Pacific and Latin America through wholly-owned subsidiaries and representative sales offices. The Company attributes revenue to geographical locations based upon the location of the contracting entity. For the years ended December 31, 2018 and 2017, total revenue and service revenue attributable to the U.S. represented approximately 97% and 98%, respectively, of total consolidated total revenue and service revenue, net.

The following table summarizes property and equipment, net by geographic region and is further broken down to show countries which account for 10% or more of total as of December 31, if any (in thousands):

	2018	2017
Property and equipment, net:
United States	$38,609	$37,535
Europe
Belgium	6,014	4,132
Other	5,500	5,134
Total Europe	11,514	9,266
Other	2,132	1,938
Total property and equipment, net	$52,255	$48,739

Revenue by Category

The following table disaggregates the Company’s revenue by major source (in thousands):

Year Ended December 31, 2018
Therapeutic Area
Oncology	$189,026
Other	161,194
Metabolic	94,128
Cardiology	91,824
AVAI	76,739
Central Nervous System	53,904
Endocrine	26,002
Medical Devices	11,772
Total revenue	$704,589

17. QUARTERLY FINANCIAL DATA (unaudited)

The following table summarizes the Company's unaudited quarterly results of operations (in thousands, except per share data):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$163,077	$170,144	$179,253	$192,115
Total direct costs	117,254	116,676	123,996	131,133
Income from operations	20,119	23,345	26,918	30,666
Net income	14,551	16,568	19,305	22,761
Net income per share attributable to common shareholders - Basic	$0.41	$0.46	$0.54	$0.64
Net income per share attributable to common shareholders - Diluted	$0.40	$0.45	$0.52	$0.61

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$106,611	$106,216	$110,643	$112,682
Total direct costs	63,935	63,619	65,106	68,803
Income from operations	15,944	16,279	17,198	15,437
Net income	8,447	9,553	9,831	11,291
Net income per share attributable to common shareholders - Basic	$0.21	$0.24	$0.25	$0.30
Net income per share attributable to common shareholders - Diluted	$0.20	$0.23	$0.25	$0.30

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting as disclosed in Part II, Item 8 of this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2018, we implemented material changes to our revenue recognition processes in response to the adoption of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” that became effective January 1, 2018. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. The operating effectiveness of these changes has been evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting. The operating effectiveness of internal controls over financial reporting is discussed in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement (or the “Proxy Statement”) for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.
Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Medpace Holdings, Inc.	8-K	001-37856	3.1	8/16/16

3.2	Amended and Restated Bylaws of Medpace Holdings, Inc.	8-K	001-37856	3.2	8/16/16

4.1	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-212236	4.1	7/26/16

4.2	Voting Agreement	10-Q	001-37856	4.2	11/3/16

#10.1	Medpace Holdings, Inc. 2016 Incentive Award Plan	10-Q	001-37856	10.1	11/3/16

#10.2	Medpace Holdings, Inc. 2016 Senior Executive Incentive Bonus Plan	10-Q	001-37856	10.2	11/3/16

10.3	Registration Rights Agreement	10-Q	001-37856	10.3	11/3/16

#10.4	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Award Grant Notice	S-1/A	333-212236	10.13	8/1/16

#10.5	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement	S-1/A	333-212236	10.14	8/1/16

#10.6	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-1/A	333-212236	10.15	8/1/16

#10.7	Medpace Holdings, Inc. 2016 Incentive Award Plan Sub-Plan for UK Participants	S-1/A	333-212236	10.16	8/1/16

#10.8	Amended and Restated Employment Agreement, by and between Medpace Holdings, Inc. and Dr. August J. Troendle	S-1/A	333-212236	10.18	7/26/16

#10.9	Medpace Holdings, Inc. 2016 Incentive Award Plan UK Company Share Option Plan (CSOP) Sub-Plan	S-1/A	333-212236	10.19	8/1/16

#10.10	Medpace Holdings, Inc. Non-Employee Director Compensation Policy revised effective October 25, 2018	10-Q	001-37856	10.1	10/30/18

10.11	Credit Agreement, dated as of December 8, 2016, by and among Medpace IntermediateCo, Inc., as parent guarantor, each lender from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent	8-K	001-37856	10.1	12/8/16

21.1	List of Subsidiaries of Medpace Holdings, Inc.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

By:	/s/ JESSE J. GEIGER
	Name:	Jesse J. Geiger
	Title:	Chief Financial Officer, and Chief Operating Officer, Laboratory Operations

	Date:	February 26, 2019

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

Signature	Capacity	Date

/s/ AUGUST J. TROENDLE	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dr. August J. Troendle		February 26, 2019

/s/ JESSE J. GEIGER	Chief Financial Officer, and Chief Operating Officer, Laboratory Operations (Principal Financial and Accounting Officer)
Jesse J. Geiger		February 26, 2019

/s/ BRUCE BROWN	Director
Bruce Brown		February 26, 2019

/s/ BRIAN T. CARLEY	Director
Brian T. Carley		February 26, 2019

/s/ ROBERT O. KRAFT	Director
Robert O. Kraft		February 26, 2019

/s/ FRED B. DAVENPORT JR.	Director
Fred B. Davenport Jr.		February 26, 2019

/s/ CORNELIUS P. MCCARTHY III	Director
Cornelius P. McCarthy III		February 26, 2019