Form 10-Q
period 2019-03-31
Medpace Holdings, Inc.
filed 2019-04-30
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,818,819 shares outstanding as of April 26, 2019

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	March 31,	December 31.
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$30,127	$23,275
Restricted cash	-	7
Accounts receivable and unbilled, net (includes $1.7 million and $3.8 million with related parties at March 31, 2019 and December 31, 2018, respectively)	129,624	133,449
Prepaid expenses and other current assets	22,624	21,383
Total current assets	182,375	178,114
Property and equipment, net	37,639	52,255
Operating lease right-of-use assets	53,627	-
Goodwill	662,380	660,981
Intangible assets, net	63,335	69,179
Deferred income taxes	330	713
Other assets	6,831	6,691
Total assets	$1,006,517	$967,933
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.1 million and $0.3 million with related parties at March 31, 2019 and December 31, 2018, respectively)	$13,626	$16,737
Accrued expenses	82,247	87,493
Advanced billings (includes $0.5 million and $0.4 million with related parties at March 31, 2019 and December 31, 2018, respectively)	150,243	147,935
Other current liabilities	18,425	4,861
Total current liabilities	264,541	257,026
Long-term debt, net, less current portion	55,781	79,721
Operating lease liabilities	46,238	-
Deemed landlord liability, less current portion	-	24,484
Deferred income tax liability	3,435	439
Other long-term liabilities	14,625	16,560
Total liabilities	384,620	378,230
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively; 35,728,989 and 35,665,910 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	357	356
Treasury stock - 200,000 shares at March 31, 2019 and December 31, 2018, respectively	(6,030)	(6,030)
Additional paid-in capital	643,497	639,381
Accumulated deficit	(13,136)	(41,487)
Accumulated other comprehensive loss	(2,791)	(2,517)
Total shareholders’ equity	621,897	589,703
Total liabilities and shareholders’ equity	$1,006,517	$967,933

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended
	March 31,
	2019	2018
Revenue, net (includes $5.1 million and $1.5 million with related parties for the three months ended March 31, 2019 and 2018, respectively)	$200,741	$163,077
Operating expenses:
Direct service costs, excluding depreciation and amortization	75,109	60,341
Reimbursed out-of-pocket expenses	70,594	56,913
Total direct costs	145,703	117,254
Selling, general and administrative	21,308	15,999
Depreciation	1,991	2,314
Amortization	5,844	7,391
Total operating expenses	174,846	142,958
Income from operations	25,895	20,119
Other expense, net:
Miscellaneous expense, net	(282)	(153)
Interest expense, net	(955)	(2,309)
Total other expense, net	(1,237)	(2,462)
Income before income taxes	24,658	17,657
Income tax provision	5,460	3,106
Net income	$19,198	$14,551
Net income per share attributable to common shareholders:
Basic	$0.54	$0.41
Diluted	$0.51	$0.40
Weighted average common shares outstanding:
Basic	35,698	35,486
Diluted	37,285	36,449

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended
	March 31,
	2019	2018
Net income	$19,198	$14,551
Other comprehensive income
Foreign currency translation adjustments, net of taxes	(274)	629
Comprehensive income	$18,924	$15,180

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE — December 31, 2017	$355	$(6,030)	$630,341	$(120,402)	$(734)	$503,530
Impact to Retained Earnings from adoption of ASU 2014-09				5,730		5,730
BALANCE — January 1, 2018	355	(6,030)	630,341	(114,672)	(734)	509,260
Net income				14,551		14,551
Foreign currency translation					629	629
Stock-based compensation expense			1,467			1,467
Stock options exercised			566			566
BALANCE — March 31, 2018	$355	$(6,030)	$632,374	$(100,121)	$(105)	$526,473

				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE — December 31, 2018	$356	$(6,030)	$639,381	$(41,487)	$(2,517)	$589,703
Impact to Retained Earnings from adoption of ASU 2016-02				9,153		9,153
BALANCE — January 1, 2018	356	(6,030)	639,381	(32,334)	(2,517)	598,856
Net income				19,198		19,198
Foreign currency translation					(274)	(274)
Stock-based compensation expense			3,183			3,183
Stock options exercised	1		933			934
BALANCE — March 31, 2019	$357	$(6,030)	$643,497	$(13,136)	$(2,791)	$621,897

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,198	$14,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,991	2,314
Amortization	5,844	7,391
Stock-based compensation expense	3,183	1,467
Amortization of debt issuance costs and discount	138	159
Noncash lease expense	2,363	-
Deferred income tax provision (benefit)	656	(248)
Amortization and adjustment of deferred credit	(200)	(203)
Other	(43)	(32)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	4,255	(17,760)
Prepaid expenses and other current assets	(1,642)	(214)
Accounts payable	(2,684)	699
Accrued expenses	(5,221)	5,268
Advanced billings	2,437	6,817
Lease liabilities	(2,041)	-
Other assets and liabilities, net	5,771	3,089
Net cash provided by operating activities	34,005	23,298
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(2,520)	(3,951)
Other	(1,322)	23
Net cash used in investing activities	(3,842)	(3,928)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	972	566
Payment of debt	(24,000)	(4,125)
Payments on revolving loan	-	(20,000)
Payment of deemed landlord liability	-	(451)
Net cash used in financing activities	(23,028)	(24,010)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(290)	400
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	6,845	(4,240)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	23,282	26,492
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$30,127	$22,252

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2019

(1) Basis of Presentation

Description of Business

Medpace Holdings, Inc. together with its subsidiaries, (“Medpace” or the “Company”), a Delaware corporation, is a global provider of clinical research-based drug and medical device development services. The Company partners with pharmaceutical, biotechnology, and medical device companies in the development and execution of clinical trials. The Company’s drug development services focus on full service Phase I-IV clinical development services and include development plan design, project management, regulatory affairs, clinical monitoring, data management and analysis, pharmacovigilance new drug application submissions, post-marketing clinical support, laboratory services, clinical human pharmacology, imaging services, and electrocardiography reading support for clinical trials.

The Company’s operations are principally based in North America, Europe, and Asia.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements include the accounts of the Company, are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes could differ from management’s estimates and assumptions. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

(2) Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 3 “Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to our accounting policies as a result of adopting Accounting Standards Codification Topic 842 (“ASC 842”) are discussed below:

Lease Recognition

The Company enters into contracts to lease facilities and equipment to be used in its operations. At contract inception, the Company determines whether a contract contains a lease within the scope of Accounting Standard Codification Topic 842, Leases (“ASC 842”), and determines the appropriate classification of the lease as either operating or finance.

Contracts containing operating leases are recorded on the consolidated balance sheets within Operating lease right-of-use (“ROU”) assets, Other current liabilities, and Operating lease liabilities. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term as of the lease commencement date.  In addition operating ROU assets also include lease payments made and exclude lease incentives and initial direct costs incurred.  Operating lease expense for lease payments is recognized on a straight-line basis over the lease term within Total direct costs and Selling, general, and administrative expenses. Variable lease costs are primarily related to adjustments for inflation, common area maintenance and property tax and are recognized within Total direct costs and Selling, general and administrative expenses.

Contracts containing finance leases are recognized initially in the same manner as Operating lease ROU assets and liabilities, however are recorded on the consolidated balance sheets within Property and equipment, net, Other current liabilities, and Other long-term liabilities. Finance lease assets are subsequently amortized on a straight line basis over the lease term within Depreciation expense, while the lease liability is accreted within Interest expense, net utilizing the discount rate determined at lease commencement and reduced by periodic lease payments over the lease term. Currently, the Company does not have any finance leases.

The discount rate utilized in determining the present value of future payments for both operating and finance leases, unless implicit in the lease contract, is determined based on the Company’s collateralized incremental borrowing rate based on the information available at lease commencement.

Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option as determined at lease commencement.

Many of our lease agreements have both lease and non-lease components, which the Company has elected to treat as a single lease component for recognition purposes.

The Company may enter into short-term leases (leases with a lease term of less than 1 year), which it has elected not to capitalize as assets and liabilities on the consolidated balance sheets, but instead recognizes lease payments within Total direct costs and Selling, general, and administrative expenses on a straight line basis over the lease term.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASC 842”). The guidance in ASC 842 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13) (“ASC 840”). The objective of ASC 842 is to increase transparency and comparability among organizations by requiring the recognition of Right of use assets (“ROU assets”) and Lease liabilities on the balance sheet.  In addition, ASC 842 introduces additional disclosure requirements that are meant to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  ASC 842 became effective for the Company in the first quarter 2019.

ASC 842 allows by policy election, an entity to choose its transition approach.  Entities must adopt ASC 842 on a either a modified retrospective basis to each prior reporting period presented or through an optional alternative method referred to as the “Comparatives Under ASC 840 Approach” which allows entities to apply the new requirements to only those leases that exist as of January 1, 2019.  The Company has elected to adopt ASC 842 utilizing the Comparatives Under ASC 840 Approach.  As such, ASC 842 is applied on a prospective basis as of January 1, 2019 and any cumulative catch up adjustment for differences between ASC 842 and ASC 840 were recorded upon adoption.

ASC 842 also allows for the election of certain practical expedients that are meant to ease the burden of transitioning to ASC 842 while still achieving compliance.  The Company elected the “package of three” practical expedient allowing the Company to carry forward decisions made and documented under current US GAAP, rather than reassessing all of the Company’s contracts to determine whether they are or contain leases and how they would be classified under ASC 842.  The Company has decided not to elect the hindsight practical expedient, which had it been elected, would require the Company to reassess the lease term and assessment of impairment for all of the Company’s leases using the facts and circumstances known up to the adoption date of the standard.

ASC 842 had a material impact on our consolidated balance sheets, as all leases currently classified as operating were recognized as ROU assets and lease liabilities upon adoption.  In addition, it was determined that two contracts entered into with a related party for two of the Company’s corporate offices that were classified as deemed assets and deemed liabiltiies under ASC 840 were determined to be operating leases under ASC 842.  These deemed assets and liabilities were reclassified on the consolidated balance sheets to ROU assets and lease liabilities and an adjustment to retained earnings was recorded as a cumulative adjustment for the difference in depreciation expense and operating lease expense as of the date of adoption.

The impact of the adoption of ASC 842 as of January 1, 2019 is as follows:

ASSETS	As of
	January 1, 2019	Adjustments	December 31, 2018
Current assets:
Prepaid expenses and other current assets	21,013	(370)	21,383
Total current assets	177,744	(370)	178,114
Property and equipment, net	37,613	(14,642)	52,255
Operating lease right-of-use assets	51,854	51,854	-
Total assets	$1,004,775	$36,842	$967,933
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Other current liabilities	10,951	6,090	4,861
Total current liabilities	263,116	6,090	257,026
Operating lease liabilities	45,294	45,294	-
Deemed landlord liability, less current portion	-	(24,484)	24,484
Deferred income tax liability	3,158	2,719	439
Other long-term liabilities	14,630	(1,930)	16,560
Total liabilities	405,919	27,689	378,230
Shareholders’ equity:
Accumulated deficit	(32,334)	9,153	(41,487)
Total shareholders’ equity	598,856	9,153	589,703
Total liabilities and shareholders’ equity	$1,004,775	$36,842	$967,933

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company adopted this standard in the first quarter of 2019 and it has no impact on the condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies how an entity assesses goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted.  The Company adopted this standard on a prospective basis in the first quarter of 2019 and it had no impact to the condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except for earnings per share):

	Three Months Ended
	March 31,
	2019	2018
Weighted-average shares:
Common shares outstanding	35,698	35,486
RSAs	104	146
Total weighted-average shares	35,802	35,632
Earnings per common share—Basic
Net income	$19,198	$14,551
Less: Undistributed earnings allocated to RSAs	56	60
Net income available to common shareholders—Basic	$19,142	$14,491

Net income per common share—Basic	$0.54	$0.41

Basic weighted-average common shares outstanding	35,698	35,486
Effect of diluted shares	1,587	963
Diluted weighted-average shares outstanding	37,285	36,449

Net income per common share—Diluted	$0.51	$0.40

During the three months ended March 31, 2019 and 2018, the Company had 0 and 35,000 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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

The Company does not have any recurring fair value measurements as of March 31, 2019. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2019 or 2018.

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2019	2018
Accounts receivable	$107,241	$85,120
Unbilled receivables	28,252	49,361
Less: allowance for doubtful accounts	(5,869)	(1,032)
Total accounts receivable and unbilled, net	$129,624	$133,449

Unbilled receivables decreased from $49.4 million at December 31, 2018 to $28.3 million at March 31, 2019. The decrease is primarily driven by increased customer invoicing.

Contract Liabilities

Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2019	2018
Advanced billings	$150,243	$147,935

Advanced billings increased from $147.9 million at December 31, 2018 to $150.2 million at March 31, 2019. The increase is primarily driven by billing and/or collection activity in the three months ended March 31, 2019 in advance of revenue being earned for services performed.

On March 31, 2019, we had approximately $1,156.2 million of performance obligations remaining to be performed for active projects.

(6) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2019	2018
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Backlog	$72,630	$72,630
Customer relationships	145,051	145,051
Developed technologies	54,475	54,475
Other	3,074	3,074
Total finite-lived intangible assets	275,230	275,230
Accumulated amortization:
Backlog	(72,630)	(72,630)
Customer relationships	(113,584)	(110,636)
Developed technologies	(54,475)	(51,751)
Other	(2,852)	(2,680)
Total accumulated amortization	(243,541)	(237,697)
Total finite-lived intangible assets, net	31,689	37,533
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$63,335	$69,179

As of March 31, 2019, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2019	$8,985
2020	7,876
2021	5,114
2022	3,353
2023	2,199
Later years	4,162
$31,689

(7) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2019	2018
Employee compensation and benefits	$20,373	$31,344
Project related reimbursable expenses	56,134	51,109
Other	5,740	5,040
Total accrued expenses	$82,247	$87,493

(8) Debt

Debt consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2019	2018
Term loan	$56,438	$80,438
Less unamortized discount	(258)	(282)
Less unamortized term loan debt issuance costs	(399)	(435)
Long-term debt, net, less current portion	$55,781	$79,721

Principal payments on debt are due as follows (in thousands):

2019 (remaining)	-
2020	-
2021	56,438
Total	$56,438

The estimated fair value of the Company’s debt based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions, approximates the carrying value as of March 31, 2019 and December 31, 2018.

(9) Leases

The Company enters into leases for real estate and equipment. Real estate leases are for our corporate office space and laboratories around the world. Real estate leases have remaining lease terms of less than 1 year to 20 years. Many of the Company’s leases include options to extend the leases on a month to month basis or for set periods for up to 20 years. Many leases also include options to terminate the leases within 1 year or per other contractual terms.

The components of lease expense as of March 31, 2019 were as follows (in thousands):

Three Months Ended March 31, 2019

Operating lease cost	$3,117
Variable lease cost	594

Supplemental cash flow information for the three months ended March 31, 2019 related to the leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,216

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,952

Supplemental balance sheet information as of March 31, 2019 related to the leases was as follows (in thousands):

As of March 31, 2019

Operating lease right-of-use assets	$53,627

Other current liabilities	$9,340
Operating lease liabilities	46,238
Total operating lease liabilities	$55,578

Weighted Average Remaining Lease Term (years)
Operating leases	6.5
Weighted Average Discount Rate
Operating leases	5.9%

Lease payments due related to lease liabilities as of March 31, 2019 were as follows (in thousands):

Operating Leases
Remainder of 2019	$8,878
2020	12,220
2021	11,494
2022	8,999
2023	6,772
Later years	19,172
Total lease payments	67,535
Less: imputed interest	(11,957)
Total	$55,578

As of March 31, 2019, we have an additional operating lease related to a corporate office under construction, which has not yet commenced, with future payments of $124.0 million. This operating lease will commence between fiscal year 2019 and fiscal year 2020 with an initial lease term of 20 years and a renewal option for two 10-year terms at prevailing market rates.

Comparative period disclosures under ASC 840:

Rental expense under operating leases totaled $2.4 million for the three months ended March 31, 2018.

Future minimum rental payments for lease obligations with initial terms in excess of one year as of December 31, 2018 are as follows (in thousands):

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

(10) Shareholder’s Equity and Stock-Based Compensation

The Company granted 268,617 awards to employees under the 2016 Incentive Award Plan during the three months ended March 31, 2019, consisting of 5,000 stock option awards and 164,200 restricted stock units (“RSU”) vesting after four years, 77,417 fully-vested stock option awards and 22,000 stock option awards with vesting in twelve equal monthly installments beginning on March 31, 2019. The Company granted 504,500 awards to employees under the 2016 Incentive Award Plan during the three months ended March 31, 2018, consisting of 406,500 stock option awards and 98,000 restricted stock units (“RSU”), all vesting after four years.

Award Activity

The following table sets forth the Company’s stock option activity:

	Three Months Ended March 31, 2019
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	2,945,040	$24.18
Granted	104,417	$54.74
Exercised	(63,079)	$14.79
Forfeited/Expired	(45,097)	$24.10
Outstanding - end of period	2,941,281	$25.47

Exercisable - end of period	1,202,558	$18.66

The following table sets forth the Company’s RSA/RSU activity:

Three Months Ended
March 31, 2019
Shares/Units
Outstanding and unvested - beginning of period	421,200
Granted	164,200
Vested	-
Forfeited	(15,000)
Outstanding and unvested - end of period	570,400

Cumulative vested shares - end of period	1,913,916

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended March 31,
	2019	2018
Total direct costs	$1,560	$843
Selling, general and administrative	1,623	624
Total stock-based compensation expense	$3,183	$1,467

(11) Income Taxes

The Company’s effective income tax rate was 22.1% and 17.6% for the three months ended March 31, 2019 and 2018, respectively. The Company’s effective income tax rate for the three months ended March 31, 2019 varied from the U.S. statutory rate of 21% primarily due to the impact of state taxes, which was partially offset with previously acquired tax attributes and windfall option exercises.

(12) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of March 31, 2019 and December 31, 2018.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of March 31, 2019.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $10.1 million. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2026.

(13) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at March 31, 2019 and December 31, 2018, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreements

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. During the first quarter of 2016, it was announced that a Medpace employee would join Cymabay’s board of directors. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. During the three months ended March 31, 2019 and 2018, the Company recognized total revenue from Cymabay of $3.1 million and $0.7 million, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, respectively, the Company had Accounts receivable and unbilled, net from Cymabay of $0.4 million and $2.5 million recorded in the condensed consolidated balance sheets.

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. During the three months ended March 31, 2019 and 2018, the Company recognized total revenue from LIB of $0.7 million and $0.8 million, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, respectively, the Company had Advanced billings from LIB of $0.4 million and $0.3 million recorded in the condensed consolidated balance sheets. In addition, as of March 31, 2019 and December 31, 2018, respectively, the Company had Accounts receivable and unbilled, net from LIB of $0.5 million and $1.0 million recorded in the condensed consolidated balance sheets.

CinRX Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the three months ended March 31, 2019 and 2018, the Company recognized total revenue from CinRx of $1.4 million and less than $0.1 million, respectively, in the Company’s consolidated statements of operations. As of March 31, 2019 and December 31, 2018 the Company had Accounts receivable and unbilled, net from CinRx of $0.8 million and $0.4 million, respectively, in the consolidated balance sheets.

The Summit, a Dolce Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. As of March 31, 2019, Medpace incurred expenses of $0.1 million at The Summit.

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Under ASC 842, operating lease expense recognized for the three months ended March 31, 2019 was $0.5 million. Under ASC 840, lease expense recognized for the three months ended March 31, 2018 was $0.5 million. The lease expense was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease.

ASC 842 – Operating Leases

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Under ASC 842, the Company has determined that the leases are operating leases. Operating lease expense recognized for the three months ended March 31, 2019 is $0.9 million. The lease expense was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations.

ASC 840 – Deemed Assets and Deemed Landlord Liabilities

In accordance with the accounting guidance related to leases under ASC 840, the Company was deemed in substance to be the owner of the property during the construction phase and at completion. Accordingly, the Company reflected the buildings and related liabilities as deemed assets from landlord building construction in Property and equipment, net, Other current liabilities, and Deemed landlord liability, less current portion, respectively, on the condensed consolidated balance sheets. The deemed assets were being fully depreciated, on a straight line basis, over the 15-year term of the lease. Deemed landlord liabilities were recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties. Accretion expense was being recorded over the term of the lease as a component of Interest expense, net in the Company’s condensed consolidated statements of operations. The Company paid $1.0 million during the three months ended March 31, 2018. The current and long-term portions of the Deemed landlord liability at December 31, 2018 were $2.1 million and $24.5 million, respectively. The Company has recognized deemed assets, net of $14.6 million at December 31, 2018 in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the executive vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.3 million and $0.4 million during the three months ended March 31, 2019 and 2018, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of December 31, 2018, the Company had Accounts payable due to Reynolds of $0.2 million in the consolidated balance sheets.

(14) Entity Wide Disclosures

Revenue by Category

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Therapeutic Area
Oncology	$55,962	$43,853
Other	51,319	34,217
Metabolic	33,742	28,513
Cardiology	20,424	23,736
AVAI	19,924	16,679
Central Nervous System	14,868	13,165
Medical Devices	4,502	2,914
Total revenue	$200,741	$163,077

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and with the information under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” below and “Risk Factors” in “Item 1A Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Central Nervous System (“CNS”), Antiviral and Anti-infective (“AVAI”), as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 3,100 employees across 36 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $248.7 million and $200.7 million for the three months ended March 31, 2019 and 2018, respectively.

Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of March 31, 2019, our backlog increased by $198.6 million, or 21.8%, to $1,108.1 million compared to $909.5 million as of March 31, 2018. Included within backlog as of March 31, 2019 was approximately $615 million to $635 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.

The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $1.8 million for the three months ended March 31, 2019 and favorable foreign currency adjustments of $3.2 million for the three months ended March 31, 2018.

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

	Three Months Ended March 31,
	2019	2018
U.S. Dollars per Euro:	1.14	1.23

Results of Operations

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

	Three Months Ended
	March 31,
(Amounts in thousands, except percentages)	2019	2018	Change	% Change
Revenue, net	$200,741	$163,077	$37,664	23.1%
Direct service costs, excluding depreciation and amortization	75,109	60,341	14,768	24.5%
Reimbursed out-of-pocket expenses	70,594	56,913	13,681	24.0%
Total direct costs	145,703	117,254	28,449	24.3%
Selling, general and administrative	21,308	15,999	5,309	33.2%
Depreciation	1,991	2,314	(323)	(14.0)%
Amortization	5,844	7,391	(1,547)	(20.9)%
Total operating expenses	174,846	142,958	31,888	22.3%
Income from operations	25,895	20,119	5,776
Miscellaneous expense, net	(282)	(153)	(129)
Interest expense, net	(955)	(2,309)	1,354
Income before income taxes	24,658	17,657	7,001
Income tax provision	5,460	3,106	2,354
Net income	$19,198	$14,551	$4,647

Total revenue

Total revenue increased by $37.7 million to $200.7 million for the three months ended March 31, 2019, from $163.1 million for the three months ended March 31, 2018. The increase was primarily driven by growth within the Oncology, Metabolic and other uncategorized therapeutic areas.

Total direct costs

Total direct costs increased by $28.4 million, to $145.7 million for the three months ended March 31, 2019 from $117.3 million for the three months ended March 31, 2018. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $13.7 million for the three months ended March 31, 2019, compared to the same period in the prior year. The higher personnel costs portion increased by $11.3 million for the three months ended March 31, 2019, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $5.3 million, to $21.3 million for the three months ended March 31, 2019 from $16.0 million for the three months ended March 31, 2018.  This increase was primarily driven by higher personnel costs and local non-income tax costs. The higher personnel costs portion increased by $2.7 million for the three months ended March 31, 2019, compared to the same period in the prior year. Local non-income tax costs increased by $1.7 million for the three months ended March 31, 2019, compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.9 million, to $7.8 million for the three months ended March 31, 2019 from $9.7 million for the three months ended March 31, 2018. The decrease in depreciation and amortization was primarily related to the continued amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous expense, net

Miscellaneous expense, net increased by $0.1 million to $0.3 million of expense for the three months ended March 31, 2019 from $0.2 million of expense for the three months ended March 31, 2018. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest expense, net

Interest expense, net decreased by $1.4 million to $1.0 million for the three months ended March 31, 2019 from $2.3 million for the three months ended March 31, 2018. The decrease in interest expense, net was related to a lower average outstanding balance under our Senior Secured Credit Facilities (as defined below).

Income tax provision

Income tax provision increased by $2.4 million, to $5.5 million for the three months ended March 31, 2019 from $3.1 million for the three months ended March 31, 2018. The overall effective tax rate for the three months ended March 31, 2019 was 22.1%, compared to an overall effective tax rate of 17.6% for the three months ended March 31, 2018. The increase was primarily attributable to an increase in pre-tax book income as well as a reduction in the benefit for uncertain tax positions compared to the same period in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our Senior Secured Revolving Credit Facility (as defined below). As of March 31, 2019, we had cash and cash equivalents of $30.1 million. Approximately $14.4 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of March 31, 2019. On December 8, 2016, the Company entered into a credit agreement (the “Senior Secured Credit Agreement”) consisting of a $165.0 million term loan (the “Senior Secured Term Loan Facility”) and a $150.0 million revolving credit facility (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, the “Senior Secured Credit Facilities”). As of March 31, 2019, we had $149.8 million available for borrowing under our Senior Secured Revolving Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, payment of debt, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowing under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Three Months Ended
	March 31,
Cash Flows (Amounts in thousands)	2019	2018
Net cash provided by operating activities	$34,005	$23,298
Net cash used in investing activities	(3,842)	(3,928)
Net cash used in financing activities	(23,028)	(24,010)
Effect of exchange rates on cash, cash equivalents and restricted cash	(290)	400
Increase (decrease) in cash, cash equivalents and restricted cash	$6,845	$(4,240)

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

Net cash flows provided by operating activities was $34.0 million for the three months ended March 31, 2019 beginning with net income of $19.2 million. Adjustments to reconcile net income to net cash provided by operating activities were $13.9 million, primarily related to amortization of intangibles of $5.8 million, depreciation of $2.0 million, stock based compensation expense of $3.2 million and noncash lease expense of $2.4 million. Changes in operating assets and liabilities provided $0.9 million in operating cash flows and was primarily driven by a change in other assets and liabilities, net of $5.8 million and decreased accounts receivable and unbilled, net of $4.3 million, offset by decreased accrued expenses of $5.2 million.

Net cash flows provided by operating activities was $23.3 million for the three months ended March 31, 2018 beginning with net income of $14.6 million. Adjustments to reconcile net income to net cash provided by operating activities were $10.8 million, primarily related to amortization of intangibles of $7.4 million, depreciation of $2.3 million and stock based compensation expense of $1.5 million. Changes in operating assets and liabilities used $2.1 million in operating cash flows and was primarily driven by increased accounts receivable and unbilled, net of $17.8 million, offset by increased accrued expenses of $5.3 million, an increase in advanced billings of $6.8 million and an increase in other assets and liabilities, net of $3.1 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $3.8 million for the three months ended March 31, 2019 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $3.9 million for the three months ended March 31, 2018 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $23.0 million for the three months ended March 31, 2019 primarily related to $24.0 million in principal payments on our Senior Secured Term Loan Facility.

Net cash used in financing activities was $24.0 million for the three months ended March 31, 2018 primarily related to $20.0 million in principal payments on our Senior Secured Revolving Credit Facility and $4.1 million in principal payments on our Senior Secured Term Loan Facility.

Indebtedness

As of March 31, 2019, we had total indebtedness of $56.4 million, which was attributed to outstanding borrowings on the Senior Secured Credit Facilities. There were no outstanding borrowings under the Senior Secured Revolving Credit Facility as of March 31, 2019. As of March 31, 2019, we had $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Senior Secured Revolving Credit Facility. See Note 8 to our audited consolidated financial statements on our 2018 Annual Report on Form 10-K for details regarding our Senior Secured Credit Facilities.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. The following table summarizes our future payments for all contractual obligations and commercial commitments for the partial and full years subsequent to the quarter ended March 31, 2019.

There have been no material changes, except as follows, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Remaining 2019	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$56,438	$-	$56,438	$-	$-
Interest on long-term debt	7,310	2,047	5,263	-	-
Operating lease obligations	191,566	8,878	33,546	26,101	123,041
Deemed landlord liabilities	-	-	-	-	-
Total	$255,314	$10,925	$95,247	$26,101	$123,041

Principal payments in the above table are based on the terms contained in our agreements. Interest payments are based on the interest rate in effect on March 31, 2019.

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

There have been no significant changes in the critical accounting policies and estimates as previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for the below:

Lease Recognition

The Company enters into contracts to lease facilities and equipment to be used in its operations. At contract inception, the Company determines whether a contract contains a lease within the scope of Accounting Standard Codification Topic 842, Leases (“ASC 842”), and determines the appropriate classification of the lease as either operating or finance.

Contracts containing operating leases are recorded on the consolidated balance sheets within Operating lease right-of-use (“ROU”) assets, Other current liabilities, and Operating lease liabilities. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term as of the lease commencement date.  In addition operating ROU assets also include lease payments made and exclude lease incentives and initial direct costs incurred.  Operating lease expense for lease payments is recognized on a straight-line basis over the lease term within Total direct costs and Selling, general, and administrative expenses. Variable lease costs are primarily related to adjustments for inflation, common area maintenance and property tax and are recognized within Total direct costs and Selling, general and administrative expenses.

Contracts containing finance leases are recognized initially in the same manner as Operating lease ROU assets and liabilities, however are recorded on the consolidated balance sheets within Property and equipment, net, Other current liabilities, and Other long-term liabilities. Finance lease assets are subsequently amortized on a straight line basis over the lease term within Depreciation expense, while the lease liability is accreted within Interest expense, net utilizing the discount rate determined at lease commencement and reduced by periodic lease payments over the lease term. Currently, the Company does not have any finance leases.

The discount rate utilized in determining the present value of future payments for both operating and finance leases, unless implicit in the lease contract, is determined based on the Company’s collateralized incremental borrowing rate based on the information available at lease commencement.

Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option as determined at lease commencement.

Many of our lease agreements have both lease and non-lease components, which the Company has elected to treat as a single lease component for recognition purposes.

The Company may enter into short-term leases (leases with a lease term of less than 1 year), which it has elected not to capitalize as assets and liabilities on the consolidated balance sheets, but instead recognizes lease payments within Total direct costs and Selling, general, and administrative expenses on a straight line basis over the lease term.

Effect of Recent Accounting Pronouncements

Refer to Note 2 of the Condensed Consolidated Financial Statements for management’s discussion of the effect of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, and as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2019 due to a material weakness related to the implementation of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”.  We are in the process of remediating the material weakness, however, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. During the period, the Company has enhanced its review controls to remediate the material weakness and improve its internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, the Company adopted ASU 2016-02 and centralized the Company's lease accounting system and processes effective January 1, 2019. This implementation resulted in a material change to the Company's internal control over financial reporting as of that date. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the fiscal year ended December 31, 2019.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
January 3, 2019	2014 Equity Incentive Plan	8,370	$14.41	$120,700
January 4, 2019	2014 Equity Incentive Plan	2,222	14.41	32,100
January 8, 2019	2014 Equity Incentive Plan	7,468	14.41	107,700
January 10, 2019	2014 Equity Incentive Plan	3,703	14.41	53,400
February 12, 2019	2014 Equity Incentive Plan	1,111	14.41	16,100
February 26, 2019	2014 Equity Incentive Plan	555	14.41	8,100
February 27, 2019	2014 Equity Incentive Plan	6,342	14.41	91,400
February 27, 2019	2014 Equity Incentive Plan	555	16.20	9,100
February 27, 2019	2014 Equity Incentive Plan	6,000	18.23	109,400
March 1, 2019	2014 Equity Incentive Plan	200	14.41	2,900
March 5, 2019	2014 Equity Incentive Plan	6,055	14.41	87,300
March 6, 2019	2014 Equity Incentive Plan	6,392	14.41	92,200
March 7, 2019	2014 Equity Incentive Plan	925	14.41	13,400
March 8, 2019	2014 Equity Incentive Plan	185	14.41	2,700
March 13, 2019	2014 Equity Incentive Plan	100	14.41	1,500
March 14, 2019	2014 Equity Incentive Plan	4,300	14.41	62,000
March 15, 2019	2014 Equity Incentive Plan	2,098	14.41	30,300
March 18, 2019	2014 Equity Incentive Plan	12	14.41	200
March 20, 2019	2014 Equity Incentive Plan	5,453	14.41	78,600
March 22, 2019	2014 Equity Incentive Plan	1,033	14.41	14,900
Total		63,079		$934,000

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

Date: April 30, 2019