Form 10-Q
period 2019-06-30
Medpace Holdings, Inc.
filed 2019-07-30
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

(513) 579-9911

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	MEDP	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,896,510 shares outstanding as of July 26, 2019

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	June 30,	December 31.
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$20,098	$23,275
Restricted cash	-	7
Accounts receivable and unbilled, net (includes $2.6 million and $3.8 million with related parties at June 30, 2019 and December 31, 2018, respectively)	149,860	133,449
Prepaid expenses and other current assets	24,386	21,383
Total current assets	194,344	178,114
Property and equipment, net	39,749	52,255
Operating lease right-of-use assets	51,809	-
Goodwill	662,427	660,981
Intangible assets, net	60,340	69,179
Deferred income taxes	313	713
Other assets	7,879	6,691
Total assets	$1,016,861	$967,933
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.1 million and $0.3 million with related parties at June 30, 2019 and December 31, 2018, respectively)	$22,691	$16,737
Accrued expenses	93,604	87,493
Advanced billings (includes $1.6 million and $0.4 million with related parties at June 30, 2019 and December 31, 2018, respectively)	165,447	147,935
Other current liabilities	14,331	4,861
Total current liabilities	296,073	257,026
Long-term debt, net, less current portion	-	79,721
Operating lease liabilities	43,731	-
Deemed landlord liability, less current portion	-	24,484
Deferred income tax liability	4,599	439
Other long-term liabilities	14,403	16,560
Total liabilities	358,806	378,230
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 35,894,048 and 35,665,910 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	359	356
Treasury stock - 200,000 shares at June 30, 2019 and December 31, 2018, respectively	(6,030)	(6,030)
Additional paid-in capital	651,784	639,381
Retained earnings (accumulated deficit)	14,319	(41,487)
Accumulated other comprehensive loss	(2,377)	(2,517)
Total shareholders’ equity	658,055	589,703
Total liabilities and shareholders’ equity	$1,016,861	$967,933

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue, net (includes $4.0 million and $2.6 million with related parties for the three months ended June 30, 2019 and 2018, respectively, and $9.1 million and $4.1 million with related parties for the six months ended June 30, 2019 and 2018, respectively)	$214,104	$170,144	$414,845	$333,221
Operating expenses:
Direct service costs, excluding depreciation and amortization	79,327	61,478	154,436	121,819
Reimbursed out-of-pocket expenses	70,985	55,198	141,579	112,111
Total direct costs	150,312	116,676	296,015	233,930
Selling, general and administrative	23,556	20,507	44,864	36,506
Depreciation	1,982	2,226	3,973	4,540
Amortization	2,995	7,390	8,839	14,781
Total operating expenses	178,845	146,799	353,691	289,757
Income from operations	35,259	23,345	61,154	43,464
Other expense, net:
Miscellaneous (expense) income, net	(19)	478	(301)	325
Interest expense, net	(748)	(2,308)	(1,703)	(4,617)
Total other expense, net	(767)	(1,830)	(2,004)	(4,292)
Income before income taxes	34,492	21,515	59,150	39,172
Income tax provision	7,037	4,947	12,497	8,053
Net income	$27,455	$16,568	$46,653	$31,119
Net income per share attributable to common shareholders:
Basic	$0.76	$0.46	$1.30	$0.87
Diluted	$0.73	$0.45	$1.24	$0.85
Weighted average common shares outstanding:
Basic	35,839	35,519	35,772	35,503
Diluted	37,389	36,664	37,377	36,586

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$27,455	$16,568	$46,653	$31,119
Other comprehensive income
Foreign currency translation adjustments, net of taxes	414	(2,010)	140	(1,381)
Comprehensive income	$27,869	$14,558	$46,793	$29,738

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE — December 31, 2017	$355	$(6,030)	$630,341	$(120,402)	$(734)	$503,530
Impact to Retained Earnings from adoption of ASU 2014-09				5,730		5,730
BALANCE — January 1, 2018	355	(6,030)	630,341	(114,672)	(734)	509,260
Net income				14,551		14,551
Foreign currency translation					629	629
Stock-based compensation expense			1,467			1,467
Stock options exercised			566			566
BALANCE — March 31, 2018	355	(6,030)	632,374	(100,121)	(105)	526,473
Net income				16,568		16,568
Foreign currency translation					(2,010)	(2,010)
Stock-based compensation expense			1,487			1,487
Stock options exercised	1		608			609
BALANCE — June 30, 2018	$356	$(6,030)	$634,469	$(83,553)	$(2,115)	$543,127

				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE — December 31, 2018	$356	$(6,030)	$639,381	$(41,487)	$(2,517)	$589,703
Impact to Retained Earnings from adoption of ASU 2016-02				9,153		9,153
BALANCE — January 1, 2019	356	(6,030)	639,381	(32,334)	(2,517)	598,856
Net income				19,198		19,198
Foreign currency translation					(274)	(274)
Stock-based compensation expense			3,183			3,183
Stock options exercised	1		933			934
BALANCE — March 31, 2019	$357	$(6,030)	$643,497	$(13,136)	$(2,791)	$621,897
Net income				27,455		27,455
Foreign currency translation					414	414
Stock-based compensation expense			5,385			5,385
Stock options exercised	2		2,902			2,904
BALANCE — June 30, 2019	$359	$(6,030)	$651,784	$14,319	$(2,377)	$658,055
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,653	$31,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,973	4,540
Amortization	8,839	14,781
Stock-based compensation expense	8,568	2,954
Amortization of debt issuance costs and discount	874	317
Noncash lease expense	4,787	-
Deferred income tax provision (benefit)	1,840	(286)
Amortization and adjustment of deferred credit	(400)	(407)
Other	10	743
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(15,470)	(20,289)
Prepaid expenses and other current assets	(3,414)	(804)
Accounts payable	5,338	1,375
Accrued expenses	6,066	14,184
Advanced billings	17,546	15,846
Lease liabilities	(4,338)	-
Other assets and liabilities, net	(237)	568
Net cash provided by operating activities	80,635	64,641
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(5,990)	(9,793)
Other	(1,292)	(178)
Net cash used in investing activities	(7,282)	(9,971)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	3,891	1,175
Payment of debt	(80,438)	(8,250)
Payments on revolving loan	-	(50,000)
Payment of deemed landlord liability	-	(910)
Net cash used in financing activities	(76,547)	(57,985)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	10	(940)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,184)	(4,255)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	23,282	26,492
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$20,098	$22,237

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2019

(1) Basis of Presentation

Description of Business

Medpace Holdings, Inc. together with its subsidiaries (“Medpace” or the “Company”), a Delaware corporation, is a global provider of clinical research-based drug and medical device development services. The Company partners with pharmaceutical, biotechnology, and medical device companies in the development and execution of clinical trials. The Company’s drug development services focus on full service Phase I-IV clinical development services and include development plan design, project management, regulatory affairs, clinical monitoring, data management and analysis, pharmacovigilance new drug application submissions, post-marketing clinical support, laboratory services, clinical human pharmacology, imaging services, and electrocardiography reading support for clinical trials.

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

ASC 842 had a material impact on our consolidated balance sheets, as all leases currently classified as operating were recognized as ROU assets and lease liabilities upon adoption.  In addition, it was determined that two contracts entered into with a related party for two of the Company’s corporate offices that were classified as deemed assets and deemed liabilities under ASC 840 were determined to be operating leases under ASC 842.  These deemed assets and liabilities were reclassified on the consolidated balance sheets to ROU assets and lease liabilities and an adjustment to retained earnings was recorded as a cumulative adjustment for the difference in depreciation expense and operating lease expense as of the date of adoption.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company adopted this standard in the first quarter of 2019 and it had no impact on the condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except for earnings per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted-average shares:
Common shares outstanding	35,839	35,519	35,772	35,503
RSAs	102	144	103	145
Total weighted-average shares	35,941	35,663	35,875	35,648
Earnings per common share—Basic
Net income	$27,455	$16,568	$46,653	$31,119
Less: Undistributed earnings allocated to RSAs	78	67	134	127
Net income available to common shareholders—Basic	$27,377	$16,501	$46,519	$30,992

Net income per common share—Basic	$0.76	$0.46	$1.30	$0.87

Basic weighted-average common shares outstanding	35,839	35,519	35,772	35,503
Effect of diluted shares	1,550	1,145	1,605	1,083
Diluted weighted-average shares outstanding	37,389	36,664	37,377	36,586

Net income per common share—Diluted	$0.73	$0.45	$1.24	$0.85

During the three and six months ended June 30, 2019, the Company had 30,500 and 0 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the three and six months ended June 30, 2018, the Company had 24,381 and 56,881 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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

The Company does not have any recurring fair value measurements as of June 30, 2019. There were no transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2019 or 2018.

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2019	2018
Accounts receivable	$114,516	$85,120
Unbilled receivables	36,073	49,361
Less: allowance for doubtful accounts	(729)	(1,032)
Total accounts receivable and unbilled, net	$149,860	$133,449

Unbilled receivables decreased from $49.4 million at December 31, 2018 to $36.1 million at June 30, 2019. The decrease is primarily driven by increased customer invoicing.

Contract Liabilities

Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2019	2018
Advanced billings	$165,447	$147,935

Advanced billings increased from $147.9 million at December 31, 2018 to $165.4 million at June 30, 2019. The increase is primarily driven by billing and/or collection activity in advance of revenue being earned for services performed.

On June 30, 2019, we had approximately $1,286.6 million of performance obligations remaining to be performed for active projects.

(6) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2019	2018
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Backlog	$72,630	$72,630
Customer relationships	145,051	145,051
Developed technologies	54,475	54,475
Other	3,074	3,074
Total finite-lived intangible assets	275,230	275,230
Accumulated amortization:
Backlog	(72,630)	(72,630)
Customer relationships	(116,531)	(110,636)
Developed technologies	(54,475)	(51,751)
Other	(2,900)	(2,680)
Total accumulated amortization	(246,536)	(237,697)
Total finite-lived intangible assets, net	28,694	37,533
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$60,340	$69,179

As of June 30, 2019, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2019	$5,990
2020	7,876
2021	5,114
2022	3,353
2023	2,199
Later years	4,162
$28,694

(7) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2019	2018
Employee compensation and benefits	$25,611	$31,344
Project related reimbursable expenses	63,218	51,109
Other	4,775	5,040
Total accrued expenses	$93,604	$87,493

(8) Debt

Debt consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2019	2018
Term loan	$-	$80,438
Less unamortized discount	-	(282)
Less unamortized term loan debt issuance costs	-	(435)
Long-term debt, net, less current portion	$-	$79,721

In the second quarter of 2019, the Company paid off its remaining outstanding obligations against its term loan (the “Senior Secured Term Loan Facility”) under its 2016 Credit Agreement (the “Senior Secured Credit Agreement”).  Upon satisfaction of the outstanding obligations of the Senior Secured Term Loan Facility, the Company recorded unamortized term loan issuance fees of $0.3 million to Selling, general and administrative expenses and the unamortized discount of $0.2 million to Interest expense, net.

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

The components of lease expense as of June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$3,220	$6,337
Variable lease cost	752	1,346

Supplemental cash flow information for the six months ended June 30, 2019 related to the leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,686

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,561

Supplemental balance sheet information as of June 30, 2019 related to the leases was as follows (in thousands):

As of June 30, 2019

Operating lease right-of-use assets	$51,809

Other current liabilities	$10,128
Operating lease liabilities	43,731
Total operating lease liabilities	$53,859

Weighted Average Remaining Lease Term (years)
Operating leases	6.3
Weighted Average Discount Rate
Operating leases	5.9%

Lease payments due related to lease liabilities as of June 30, 2019 were as follows (in thousands):

Operating Leases
Remainder of 2019	$6,011
2020	12,489
2021	11,606
2022	9,057
2023	6,808
Later years	19,046
Total lease payments	65,017
Less: imputed interest	(11,158)
Total	$53,859

As of June 30, 2019, we have an additional operating lease related to a corporate office under construction, which has not yet commenced, with future payments of $124.0 million. This operating lease will commence in fiscal year 2020 with an initial lease term of 20 years and a renewal option for two 10-year terms at prevailing market rates.

Comparative period disclosures under ASC 840:

Rental expense under operating leases totaled $2.2 million and $4.6 million for the three and six months ended June 30, 2018, respectively.

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

Minimum annual payments required in conjunction with the Deemed landlord liabilities as of December 31, 2018 are as follows (in thousands):

	Related Party		Total
	Minimum Lease	Less:	Principal
	Payments	Interest	Amounts Due
2019	$3,918	$1,818	$2,100
2020	3,988	1,662	2,326
2021	4,039	1,490	2,549
2022	4,092	1,301	2,791
2023	4,145	1,095	3,050
Thereafter	15,697	1,929	13,768
Total	$35,879	$9,295	$26,584

(10) Shareholder’s Equity and Stock-Based Compensation

The Company granted 510,986 awards to employees under the 2016 Incentive Award Plan during the six months ended June 30, 2019, consisting of 5,000 stock option awards and 167,310 restricted stock units (“RSU”) vesting after four years, 5,000 stock option awards vesting after one year, 311,676 fully-vested stock option awards and 22,000 stock option awards with vesting in twelve equal monthly installments beginning on March 31, 2019. The Company granted an additional 38,832 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan, during the six months ended June 30, 2019. The Company granted 537,000 awards to employees under the 2016 Incentive Award Plan during the six months ended June 30, 2018, consisting of 439,000 stock option awards and 98,000 RSUs, all vesting after four years. The Company granted an additional 24,381 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan, during the six months ended June 30, 2018.

Award Activity

The following table sets forth the Company’s stock option activity:

	Six Months Ended June 30, 2019
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	2,945,040	$24.18
Granted	382,508	$55.92
Exercised	(228,138)	$16.82
Forfeited/Expired	(92,408)	$27.50
Outstanding - end of period	3,007,002	$28.68

Exercisable - end of period	1,303,932	$26.51

The following table sets forth the Company’s RSA/RSU activity:

Six Months Ended
June 30, 2019
Shares/Units
Outstanding and unvested - beginning of period	421,200
Granted	167,310
Vested	-
Forfeited	(47,780)
Outstanding and unvested - end of period	540,730

Cumulative vested shares - end of period	1,913,916

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total direct costs	$1,718	$901	$3,278	$1,744
Selling, general and administrative	3,667	586	5,290	1,210
Total stock-based compensation expense	$5,385	$1,487	$8,568	$2,954

(11) Income Taxes

The Company’s effective income tax rate was 20.4% and 23.0% for the three months ended June 30, 2019 and 2018, respectively. The Company’s effective income tax rate was 21.1% and 20.6% for the six months ended June 30, 2019 and 2018, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2019 varied from the U.S. statutory rate of 21% primarily due to the impact of state taxes, which was favorably offset by previously acquired tax attributes and excess tax benefits recognized from share-based compensation.

(12) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of June 30, 2019 and December 31, 2018.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of June 30, 2019.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $10.4 million. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2026.

(13) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at June 30, 2019 and December 31, 2018, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreements

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. During the first quarter of 2016, it was announced that a Medpace employee would join Cymabay’s board of directors. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. During the three and six months ended June 30, 2019, the Company recognized total revenue from Cymabay of $2.8 million and $5.9 million, respectively, and for the three and six months ended June 30, 2018, the Company recognized total revenue from Cymabay of $1.4 million and $2.1 million, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, respectively, the Company had Advanced billings from Cymabay of $0.8 million and less than $0.1 million recorded in the condensed consolidated balance sheets. In addition, as of June 30, 2019 and December 31, 2018, respectively, the Company had Accounts receivable and unbilled, net from Cymabay of $0.8 million and $2.5 million recorded in the condensed consolidated balance sheets.

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. During the three and six months ended June 30, 2019, the Company recognized total revenue from LIB of $0.3 million and $1.0 million, respectively, and for the three and six months ended June 30, 2018, the Company recognized total revenue from LIB of $1.0 million and $1.8 million, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, respectively, the Company had Advanced billings from LIB of $0.5 million and $0.3 million recorded in the condensed consolidated balance sheets. In addition, as of June 30, 2019 and December 31, 2018, respectively, the Company had Accounts receivable and unbilled, net from LIB of $0.6 million and $1.0 million recorded in the condensed consolidated balance sheets.

CinRX Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the three and six months ended June 30, 2019, the Company recognized total revenue from CinRx of $0.9 million and $2.3 million, respectively, and for the three and six months ended June 30, 2018, the Company recognized total revenue from CinRx of $0.2, respectively, in the Company’s consolidated statements of operations. As of June 30, 2019 and December 31, 2018, respectively, the Company had Advanced billings from CinRx of $0.4 million and $0.1 million recorded in the condensed consolidated balance sheets. In addition, as of June 30, 2019 and December 31, 2018 the Company had Accounts receivable and unbilled, net from CinRx of $1.2 million and $0.4 million, respectively, in the consolidated balance sheets.

The Summit, a Dolce Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. For the three and six months ended June 30, 2019, Medpace incurred expenses of $0.2 million and $0.3 million, respectively, at The Summit.

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Under ASC 842, operating lease expense recognized for the three and six months ended June 30, 2019 was $0.5 million and $1.0 million, respectively. Under ASC 840, lease expense recognized for the three and six months ended June 30, 2018 was $0.6 million and $1.1 million, respectively. The lease expense was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease.

ASC 842 – Operating Leases

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Under ASC 842, the Company has determined that the leases are operating leases. Operating lease expense recognized for the three and six months ended June 30, 2019 is $0.9 million and $1.8 million, respectively. The lease expense was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations.

ASC 840 – Deemed Assets and Deemed Landlord Liabilities

In accordance with the accounting guidance related to leases under ASC 840, the Company was deemed in substance to be the owner of the property during the construction phase and at completion. Accordingly, the Company reflected the buildings and related liabilities as deemed assets from landlord building construction in Property and equipment, net, Other current liabilities, and Deemed landlord liability, less current portion, respectively, on the condensed consolidated balance sheets. The deemed assets were being fully depreciated, on a straight line basis, over the 15-year term of the lease. Deemed landlord liabilities were recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties. Accretion expense was being recorded over the term of the lease as a component of Interest expense, net in the Company’s condensed consolidated statements of operations. The Company paid $0.9 million and $1.9 million during the three and six months ended June 30, 2018. The current and long-term portions of the Deemed landlord liability at December 31, 2018 were $2.1 million and $24.5 million, respectively. The Company has recognized deemed assets, net of $14.6 million at December 31, 2018 in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the executive vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.3 million and $0.2 million during the three months ended June 30, 2019 and 2018, respectively, and $0.6 million during the six months ended June 30, 2019 and 2018, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of December 31, 2018, the Company had Accounts payable due to Reynolds of $0.2 million in the consolidated balance sheets.

(14) Entity Wide Disclosures

Revenue by Category

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Therapeutic Area
Oncology	$64,617	$43,002	$120,579	$86,855
Other	51,943	37,059	103,262	71,276
Metabolic	31,489	29,842	65,231	58,355
AVAI	22,664	20,187	42,588	36,866
Cardiology	22,141	24,508	42,565	48,244
Central Nervous System	16,789	13,113	31,657	26,278
Medical Devices	4,461	2,433	8,963	5,347
Total revenue	$214,104	$170,144	$414,845	$333,221

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, business strategy, prospects, product approvals and plans and our objectives for future operations, are forward looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” and similar expressions are intended to identify forward looking statements. Forward looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, prospects, short-term and long-term business operations and objectives, and financial needs. These forward looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward looking statements we may make. In light of these risks, uncertainties and assumptions, the forward looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward looking statements. We caution you therefore against relying on these forward looking statements.

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Central Nervous System (“CNS”), Antiviral and Anti-infective (“AVAI”), as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 3,200 employees across 37 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

Depreciation

Depreciation is provided on our property and equipment on the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which is three to five years for computer hardware, software, phone, and medical imaging equipment, five to seven years for furniture and fixtures and other equipment, and thirty to forty years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the associated remaining lease term.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $279.2 million and $527.9 million for the three and six months ended June 30, 2019, respectively. Net new business awards were $239.9 million and $440.7 million for the three and six months ended June 30, 2018, respectively.

Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of June 30, 2019, our backlog increased by $192.0 million, or 19.6%, to $1,171.7 million compared to $979.7 million as of June 30, 2018. Included within backlog as of June 30, 2019 was approximately $665 million to $685 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.

The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $0.8 million for the three months ended June 30, 2019; unfavorable foreign currency adjustments of $2.6 million for the six months ended June 30, 2019; unfavorable foreign currency adjustments of less than $0.1 million for the three months ended June 30, 2018; and favorable foreign currency adjustments of $3.2 million for the six months ended June 30, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. Dollars per Euro:	1.12	1.19	1.13	1.21

Results of Operations

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

	Three Months Ended
	June 30,
(Amounts in thousands, except percentages)	2019	2018	Change	% Change
Revenue, net	$214,104	$170,144	$43,960	25.8%
Direct service costs, excluding depreciation and amortization	79,327	61,478	17,849	29.0%
Reimbursed out-of-pocket expenses	70,985	55,198	15,787	28.6%
Total direct costs	150,312	116,676	33,636	28.8%
Selling, general and administrative	23,556	20,507	3,049	14.9%
Depreciation	1,982	2,226	(244)	(11.0)%
Amortization	2,995	7,390	(4,395)	(59.5)%
Total operating expenses	178,845	146,799	32,046	21.8%
Income from operations	35,259	23,345	11,914
Miscellaneous (expense) income, net	(19)	478	(497)
Interest expense, net	(748)	(2,308)	1,560
Income before income taxes	34,492	21,515	12,977
Income tax provision	7,037	4,947	2,090
Net income	$27,455	$16,568	$10,887

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

	Six Months Ended
	June 30,
(Amounts in thousands, except percentages)	2019	2018	Change	% Change
Revenue, net	$414,845	$333,221	$81,624	24.5%
Direct service costs, excluding depreciation and amortization	154,436	121,819	32,617	26.8%
Reimbursed out-of-pocket expenses	141,579	112,111	29,468	26.3%
Total direct costs	296,015	233,930	62,085	26.5%
Selling, general and administrative	44,864	36,506	8,358	22.9%
Depreciation	3,973	4,540	(567)	(12.5)%
Amortization	8,839	14,781	(5,942)	(40.2)%
Total operating expenses	353,691	289,757	63,934	22.1%
Income from operations	61,154	43,464	17,690
Miscellaneous (expense) income, net	(301)	325	(626)
Interest expense, net	(1,703)	(4,617)	2,914
Income before income taxes	59,150	39,172	19,978
Income tax provision	12,497	8,053	4,444
Net income	$46,653	$31,119	$15,534

Total revenue

Total revenue increased by $44.0 million to $214.1 million for the three months ended June 30, 2019, from $170.1 million for the three months ended June 30, 2018. Total revenue increased by $81.6 million to $414.8 million for the six months ended June 30, 2019, from $333.2 million for the three months ended June 30, 2018. The increases were primarily driven by growth within the Oncology and other uncategorized therapeutic areas.

Total direct costs

Total direct costs increased by $33.6 million, to $150.3 million for the three months ended June 30, 2019 from $116.7 million for the three months ended June 30, 2018. Total direct costs increased by $62.1 million, to $296.0 million for the six months ended June 30, 2019 from $233.9 million for the six months ended June 30, 2018. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $15.8 million and $29.5 million for the three and six months ended June 30, 2019, respectively, compared to the same period in the prior year. The higher personnel costs portion increased by $11.8 million and $23.1 million for the three and six months ended June 30, 2019, respectively, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $3.0 million, to $23.6 million for the three months ended June 30, 2019 from $20.5 million for the three months ended June 30, 2018. Selling, general and administrative expenses increased by $8.4 million, to $44.9 million for the six months ended June 30, 2019 from $36.5 million for the six months ended June 30, 2018. This increase was primarily driven by higher personnel costs, offset by bad debt expense. The higher personnel costs portion increased by $5.0 million and $7.7 million for the three and six months ended June 30, 2019, respectively, compared to the same period in the prior year. The personnel costs increase was partially offset by bad debt expense, which decreased by $1.2 million for the three and six months ended June 30, 2019, compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $4.6 million, to $5.0 million for the three months ended June 30, 2019 from $9.6 million for the three months ended June 30, 2018. Depreciation and amortization expense decreased by $6.5 million, to $12.8 million for the six months ended June 30, 2019 from $19.3 million for the six months ended June 30, 2018. The decrease in depreciation and amortization was primarily related to the continued amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous (expense) income, net

Miscellaneous (expense) income, net decreased by $0.5 million to less than $0.1 million of expense for the three months ended June 30, 2019 from $0.5 million of income for the three months ended June 30, 2018. Miscellaneous (expense) income, net decreased by $0.6 million to $0.3 million of expense for the six months ended June 30, 2019 from $0.3 million of income for the six months ended June 30, 2018. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest expense, net

Interest expense, net decreased by $1.6 million to $0.7 million for the three months ended June 30, 2019 from $2.3 million for the three months ended June 30, 2018. Interest expense, net decreased by $2.9 million to $1.7 million for the six months ended June 30, 2019 from $4.6 million for the six months ended June 30, 2018. The decrease in interest expense, net was related to a lower average outstanding balance under our Senior Secured Credit Facilities (as defined below).

Income tax provision

Income tax provision increased by $2.1 million, to $7.0 million for the three months ended June 30, 2019 from $4.9 million for the three months ended June 30, 2018. Income tax provision increased by $4.4 million, to $12.5 million for the six months ended June 30, 2019 from $8.1 million for the six months ended June 30, 2018. The overall effective tax rate for the three months ended June 30, 2019 was 20.4%, compared to an overall effective tax rate of 23.0% for the three months ended June 30, 2018. The overall effective tax rate for the six months ended June 30, 2019 was 21.1%, compared to an overall effective tax rate of 20.6% for the six months ended June 30, 2018. The decrease in the effective tax rate for the three months ended June 30, 2019 was primarily attributable to a notable amount of excess tax benefits recognized from share-based compensation that took place in the three months ended June 30, 2019. The increase in the effective tax rate for the six months ended June 30, 2019 was primarily attributable to the impact of state taxes, a reduction in the benefit for uncertain tax position which was partially offset by excess tax benefits recognized from share-based compensation. The increase in the income tax provision for the three and six months ended June 30, 2019 was primarily due to an increase in pre-tax book income compared to the same period in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our Senior Secured Revolving Credit Facility (as defined below). As of June 30, 2019, we had cash and cash equivalents of $20.1 million. Approximately $11.1 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of June 30, 2019. On December 8, 2016, the Company entered into a credit agreement (the “Senior Secured Credit Agreement”) consisting of a $165.0 million term loan (the “Senior Secured Term Loan Facility”) and a $150.0 million revolving credit facility (the “Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, the “Senior Secured Credit Facilities”). As of June 30, 2019, we had $149.8 million available for borrowing under our Senior Secured Revolving Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, payment of debt, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowing under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Six Months Ended
	June 30,
Cash Flows (Amounts in thousands)	2019	2018
Net cash provided by operating activities	$80,635	$64,641
Net cash used in investing activities	(7,282)	(9,971)
Net cash used in financing activities	(76,547)	(57,985)
Effect of exchange rates on cash, cash equivalents and restricted cash	10	(940)
Decrease in cash, cash equivalents and restricted cash	$(3,184)	$(4,255)

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

Net cash flows provided by operating activities was $80.6 million for the six months ended June 30, 2019 beginning with net income of $46.7 million. Adjustments to reconcile net income to net cash provided by operating activities were $28.5 million, primarily related to amortization of intangibles of $8.8 million, depreciation of $4.0 million, stock based compensation expense of $8.6 million and noncash lease expense of $4.8 million. Changes in operating assets and liabilities provided $5.4 million in operating cash flows and was primarily driven by increased advanced billings of $17.5 million, offset by increased accounts receivable and unbilled, net of $15.5 million.

Net cash flows provided by operating activities was $64.6 million for the six months ended June 30, 2018 beginning with net income of $31.1 million. Adjustments to reconcile net income to net cash provided by operating activities were $22.6 million, primarily related to amortization of intangibles of $14.8 million, depreciation of $4.5 million and stock based compensation expense of $3.0 million. Changes in operating assets and liabilities provided $10.9 million in operating cash flows and was primarily driven by increased accrued expenses of $14.2 million and an increase in advanced billings of $15.8 million, offset by increased accounts receivable and unbilled, net of $20.3 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $7.3 million for the six months ended June 30, 2019 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $10.0 million for the six months ended June 30, 2018 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $76.5 million for the six months ended June 30, 2019 primarily related to $80.4 million in principal payments on our Senior Secured Term Loan Facility, offset by $3.9 million in proceeds from stock option exercises.

Net cash used in financing activities was $58.0 million for the six months ended June 30, 2018 primarily related to $50.0 million in principal payments on our Senior Secured Revolving Credit Facility and $8.3 million in principal payments on our Senior Secured Term Loan Facility.

Indebtedness

As of June 30, 2019, we had no indebtedness, as all outstanding obligations on the Senior Secured Credit Facilities have been paid. As of June 30, 2019, we had $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Senior Secured Revolving Credit Facility. See Note 8 to our audited consolidated financial statements on our 2018 Annual Report on Form 10-K for details regarding our Senior Secured Credit Facilities.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. The following table summarizes our future payments for all contractual obligations and commercial commitments for the partial and full years subsequent to the quarter ended June 30, 2019.

There have been no material changes, except as follows, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Remaining 2019	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$-	$-	$-	$-	$-
Interest on long-term debt	1,396	288	1,108	-	-
Operating lease obligations	189,048	6,011	33,928	26,194	122,915
Deemed landlord liabilities	-	-	-	-	-
Total	$190,444	$6,299	$35,036	$26,194	$122,915

Principal payments in the above table are based on the terms contained in our agreements. Interest payments are based on the interest rate in effect on June 30, 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, and as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2019 due to a material weakness related to the implementation of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”.  We are in the process of remediating the material weakness, however, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. During the period, the Company has enhanced its review controls to remediate the material weakness and improve its internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019, the Company adopted ASU 2016-02 and centralized the Company's lease accounting system and processes effective January 1, 2019. This implementation resulted in a material change to the Company's internal control over financial reporting as of that date. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the fiscal year ended December 31, 2019.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
April 1, 2019	2014 Equity Incentive Plan	2,222	$14.41	$32,000
April 1, 2019	2014 Equity Incentive Plan	4,164	16.20	67,500
April 2, 2019	2014 Equity Incentive Plan	100	14.41	1,400
April 3, 2019	2014 Equity Incentive Plan	277	16.20	4,500
April 4, 2019	2014 Equity Incentive Plan	370	16.20	6,000
April 5, 2019	2014 Equity Incentive Plan	48,148	14.41	693,800
April 10, 2019	2014 Equity Incentive Plan	1,111	14.41	16,000
April 10, 2019	2014 Equity Incentive Plan	1,111	16.20	18,000
April 16, 2019	2014 Equity Incentive Plan	888	14.41	12,800
April 16, 2019	2014 Equity Incentive Plan	2,700	16.20	43,700
April 16, 2019	2014 Equity Incentive Plan	2,222	16.88	37,500
April 17, 2019	2014 Equity Incentive Plan	22,814	14.41	328,700
April 17, 2019	2014 Equity Incentive Plan	3,703	16.20	60,000
April 30, 2019	2014 Equity Incentive Plan	1,111	14.41	16,000
April 30, 2019	2014 Equity Incentive Plan	5,184	16.20	84,000
May 1, 2019	2014 Equity Incentive Plan	928	14.41	13,400
May 8, 2019	2014 Equity Incentive Plan	2,074	14.41	29,900
May 9, 2019	2014 Equity Incentive Plan	10,555	14.41	152,100
May 13, 2019	2014 Equity Incentive Plan	1,000	14.41	14,400
May 14, 2019	2014 Equity Incentive Plan	540	16.20	8,700
May 15, 2019	2014 Equity Incentive Plan	8,103	14.41	116,800
May 23, 2019	2014 Equity Incentive Plan	2,334	18.23	42,500
May 24, 2019	2014 Equity Incentive Plan	657	14.41	9,500
May 24, 2019	2014 Equity Incentive Plan	300	16.20	4,900
May 28, 2019	2014 Equity Incentive Plan	222	14.41	3,200
May 28, 2019	2014 Equity Incentive Plan	260	16.20	4,200
May 31, 2019	2014 Equity Incentive Plan	1,200	18.23	21,900
June 4, 2019	2014 Equity Incentive Plan	648	16.20	10,500
June 10, 2019	2014 Equity Incentive Plan	3,225	16.20	52,200
June 12, 2019	2014 Equity Incentive Plan	3,555	14.41	51,200
June 12, 2019	2014 Equity Incentive Plan	1,481	16.20	24,000
June 13, 2019	2014 Equity Incentive Plan	2,851	14.41	41,100
June 13, 2019	2014 Equity Incentive Plan	1,111	16.20	18,000
June 14, 2019	2014 Equity Incentive Plan	1,481	14.41	21,300
Total		138,650		$2,061,700

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

Date: July 30, 2019