Form 10-Q
period 2019-09-30
Medpace Holdings, Inc.
filed 2019-10-29
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	36,030,398 shares outstanding as of October 25, 2019

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	September 30,	December 31.
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$79,290	$23,275
Restricted cash	-	7
Accounts receivable and unbilled, net (includes $1.1 million and $3.8 million with related parties at September 30, 2019 and December 31, 2018, respectively)	140,189	133,449
Prepaid expenses and other current assets	30,918	21,383
Total current assets	250,397	178,114
Property and equipment, net	43,715	52,255
Operating lease right-of-use assets	52,479	-
Goodwill	662,427	660,981
Intangible assets, net	57,345	69,179
Deferred income taxes	293	713
Other assets	5,673	6,691
Total assets	$1,072,329	$967,933
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.1 million and $0.3 million with related parties at September 30, 2019 and December 31, 2018, respectively)	$20,684	$16,737
Accrued expenses	102,535	87,493
Advanced billings (includes $1.3 million and $0.4 million with related parties at September 30, 2019 and December 31, 2018, respectively)	169,529	147,935
Other current liabilities	21,644	4,861
Total current liabilities	314,392	257,026
Long-term debt, net, less current portion	-	79,721
Operating lease liabilities	46,022	-
Deemed landlord liability, less current portion	-	24,484
Deferred income tax liability	5,578	439
Other long-term liabilities	14,330	16,560
Total liabilities	380,322	378,230
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 36,011,725 and 35,665,910 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	360	356
Treasury stock - 200,000 shares at September 30, 2019 and December 31, 2018, respectively	(6,030)	(6,030)
Additional paid-in capital	663,044	639,381
Retained earnings (accumulated deficit)	38,296	(41,487)
Accumulated other comprehensive loss	(3,663)	(2,517)
Total shareholders’ equity	692,007	589,703
Total liabilities and shareholders’ equity	$1,072,329	$967,933

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue, net (includes $4.6 million and $5.1 million with related parties for the three months ended September 30, 2019 and 2018, respectively, and $13.7 million and $9.2 million with related parties for the nine months ended September 30, 2019 and 2018, respectively)	$216,238	$179,253	$631,083	$512,474
Operating expenses:
Direct service costs, excluding depreciation and amortization	81,086	62,520	235,522	184,339
Reimbursed out-of-pocket expenses	70,984	61,476	212,563	173,587
Total direct costs	152,070	123,996	448,085	357,926
Selling, general and administrative	29,120	18,606	73,984	55,112
Depreciation	2,062	2,343	6,035	6,883
Amortization	2,995	7,390	11,834	22,171
Total operating expenses	186,247	152,335	539,938	442,092
Income from operations	29,991	26,918	91,145	70,382
Other expense, net:
Miscellaneous (expense) income, net	(273)	482	(574)	807
Interest expense, net	(253)	(1,941)	(1,956)	(6,558)
Total other expense, net	(526)	(1,459)	(2,530)	(5,751)
Income before income taxes	29,465	25,459	88,615	64,631
Income tax provision	5,488	6,154	17,985	14,207
Net income	$23,977	$19,305	$70,630	$50,424
Net income per share attributable to common shareholders:
Basic	$0.67	$0.54	$1.97	$1.41
Diluted	$0.63	$0.52	$1.88	$1.36
Weighted average common shares outstanding:
Basic	35,939	35,569	35,829	35,525
Diluted	37,835	37,125	37,507	36,795

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$23,977	$19,305	$70,630	$50,424
Other comprehensive income
Foreign currency translation adjustments, net of taxes	(1,286)	(64)	(1,146)	(1,445)
Comprehensive income	$22,691	$19,241	$69,484	$48,979

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE — December 31, 2017	$355	$(6,030)	$630,341	$(120,402)	$(734)	$503,530
Impact to Retained Earnings from adoption of ASU 2014-09				5,730		5,730
BALANCE — January 1, 2018	355	(6,030)	630,341	(114,672)	(734)	509,260
Net income				14,551		14,551
Foreign currency translation					629	629
Stock-based compensation expense			1,467			1,467
Stock options exercised			566			566
BALANCE — March 31, 2018	$355	$(6,030)	$632,374	$(100,121)	$(105)	$526,473
Net income				16,568		16,568
Foreign currency translation					(2,010)	(2,010)
Stock-based compensation expense			1,487			1,487
Stock options exercised	1		608			609
BALANCE — June 30, 2018	$356	$(6,030)	$634,469	$(83,553)	$(2,115)	$543,127
Net income				19,305		19,305
Foreign currency translation					(64)	(64)
Stock-based compensation expense			1,432			1,432
Stock options exercised			635			635
BALANCE — September 30, 2018	$356	$(6,030)	$636,536	$(64,248)	$(2,179)	$564,435

				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE — December 31, 2018	$356	$(6,030)	$639,381	$(41,487)	$(2,517)	$589,703
Impact to Retained Earnings from adoption of ASU 2016-02				9,153		9,153
BALANCE — January 1, 2019	356	(6,030)	639,381	(32,334)	(2,517)	598,856
Net income				19,198		19,198
Foreign currency translation					(274)	(274)
Stock-based compensation expense			3,183			3,183
Stock options exercised	1		933			934
BALANCE — March 31, 2019	$357	$(6,030)	$643,497	$(13,136)	$(2,791)	$621,897
Net income				27,455		27,455
Foreign currency translation					414	414
Stock-based compensation expense			5,385			5,385
Stock options exercised	2		2,902			2,904
BALANCE — June 30, 2019	$359	$(6,030)	$651,784	$14,319	$(2,377)	$658,055
Net income				23,977		23,977
Foreign currency translation					(1,286)	(1,286)
Stock-based compensation expense			9,466			9,466
Stock options exercised	1		1,794			1,795
BALANCE — September 30, 2019	$360	$(6,030)	$663,044	$38,296	$(3,663)	$692,007
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,630	$50,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,035	6,883
Amortization	11,834	22,171
Stock-based compensation expense	18,034	4,386
Amortization of debt issuance costs and discount	954	471
Noncash lease expense	7,212	-
Deferred income tax provision	2,839	7,260
Amortization and adjustment of deferred credit	(601)	(7,515)
Other	1,768	487
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(5,982)	(12,845)
Prepaid expenses and other current assets	(9,039)	(2,542)
Accounts payable	2,818	(1,323)
Accrued expenses	15,427	21,613
Advanced billings	21,901	28,277
Lease liabilities	(6,477)	-
Other assets and liabilities, net	7,574	(605)
Net cash provided by operating activities	144,927	117,142
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(12,152)	(12,575)
Other	(1,262)	(186)
Net cash used in investing activities	(13,414)	(12,761)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	5,686	1,810
Payment of debt	(80,438)	(38,156)
Payments on revolving loan	-	(70,000)
Payment of deemed landlord liability	-	(1,387)
Net cash used in financing activities	(74,752)	(107,733)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(753)	(889)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	56,008	(4,241)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	23,282	26,492
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$79,290	$22,251

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2019

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

Contracts containing operating leases are recorded on the condensed consolidated balance sheets within Operating lease right-of-use (“ROU”) assets, Other current liabilities, and Operating lease liabilities. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term as of the lease commencement date.  In addition operating ROU assets also include lease payments made and exclude lease incentives and initial direct costs incurred.  Operating lease expense for lease payments is recognized on a straight-line basis over the lease term within Total direct costs and Selling, general, and administrative expenses. Variable lease costs are primarily related to adjustments for inflation, common area maintenance and property tax and are recognized within Total direct costs and Selling, general and administrative expenses.

Contracts containing finance leases are recognized initially in the same manner as Operating lease ROU assets and liabilities, however are recorded on the condensed consolidated balance sheets within Property and equipment, net, Other current liabilities, and Other long-term liabilities. Finance lease assets are subsequently amortized on a straight line basis over the lease term within Depreciation expense, while the lease liability is accreted within Interest expense, net utilizing the discount rate determined at lease commencement and reduced by periodic lease payments over the lease term. Currently, the Company does not have any finance leases.

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

The Company may enter into short-term leases (leases with a lease term of less than 1 year), which it has elected not to capitalize as assets and liabilities on the condensed consolidated balance sheets, but instead recognizes lease payments within Total direct costs and Selling, general, and administrative expenses on a straight line basis over the lease term.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 ‘‘Revenue from Contracts with Customers,’’ (“ASC 606”) to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The new standard became effective for the Company in the first quarter 2018.

The cumulative effect adjustment was recorded as a reduction to the opening balance of Accumulated deficit in the condensed consolidated balance sheets in the amount of $5.7 million, with offsetting amounts of $23.9 million to Accounts receivable and unbilled, net, $(1.6) million to Deferred income taxes, $35.1 million to Accrued expenses, $(57.4) million to Pre-funded study costs and $38.9 million to Advanced billings, respectively. The amounts recorded to Accounts receivable and unbilled, net, Deferred income taxes, Accrued expenses, Pre-funded study costs, and Advanced billings reflect differences between revenue recognized and billings to customers by project as well as costs incurred but not settled as of the implementation date. The above disclosed cumulative effect adjustments have been revised from the amounts previously disclosed in the Company’s interim financial statements filed on Form 10-Q for the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018 to correct certain immaterial misstatements to the opening balance sheet adoption impact of the standard. The effects of these misstatements were immaterial to the Company’s results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASC 842”). The guidance in ASC 842 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13) (“ASC 840”). The objective of ASC 842 is to increase transparency and comparability among organizations by requiring the recognition of Right-of-use assets (“ROU assets”) and Lease liabilities on the balance sheet.  In addition, ASC 842 introduces additional disclosure requirements that are meant to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  ASC 842 became effective for the Company in the first quarter 2019.

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

ASC 842 also allows for the election of certain practical expedients that are meant to ease the burden of transitioning to ASC 842 while still achieving compliance.  The Company elected the “package of three” practical expedient allowing the Company to carry forward decisions made and documented under current U.S. GAAP, rather than reassessing all of the Company’s contracts to determine whether they are or contain leases and how they would be classified under ASC 842.  The Company has decided not to elect the hindsight practical expedient, which had it been elected, would require the Company to reassess the lease term and assessment of impairment for all of the Company’s leases using the facts and circumstances known up to the adoption date of the standard.

ASC 842 had a material impact on our condensed consolidated balance sheets, as all leases currently classified as operating were recognized as ROU assets and lease liabilities upon adoption.  In addition, it was determined that two contracts entered into with a related party for two of the Company’s corporate offices that were classified as deemed assets and deemed liabilities under ASC 840 were determined to be operating leases under ASC 842.  These deemed assets and liabilities were reclassified on the condensed consolidated balance sheets to ROU assets and lease liabilities and an adjustment to retained earnings was recorded as a cumulative adjustment for the difference in depreciation expense and operating lease expense as of the date of adoption.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except for earnings per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted-average shares:
Common shares outstanding	35,939	35,569	35,829	35,525
RSAs	98	141	101	144
Total weighted-average shares	36,037	35,710	35,930	35,669
Earnings per common share—Basic
Net income	$23,977	$19,305	$70,630	$50,424
Less: Undistributed earnings allocated to RSAs	65	76	199	204
Net income available to common shareholders—Basic	$23,912	$19,229	$70,431	$50,220

Net income per common share—Basic	$0.67	$0.54	$1.97	$1.41

Basic weighted-average common shares outstanding	35,939	35,569	35,829	35,525
Effect of diluted shares	1,896	1,556	1,678	1,270
Diluted weighted-average shares outstanding	37,835	37,125	37,507	36,795

Net income per common share—Diluted	$0.63	$0.52	$1.88	$1.36

During the three and nine months ended September 30, 2019, the Company had 245,000 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the three and nine months ended September 30, 2018, the Company had 13,420 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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

The Company does not have any recurring fair value measurements as of September 30, 2019. There were no transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2019 or 2018.

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2019	2018
Accounts receivable	$113,931	$85,120
Unbilled receivables	26,987	49,361
Less: allowance for doubtful accounts	(729)	(1,032)
Total accounts receivable and unbilled, net	$140,189	$133,449

Unbilled receivables decreased from $49.4 million at December 31, 2018 to $27.0 million at September 30, 2019. The decrease is primarily driven by increased customer invoicing.

Contract Liabilities

Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2019	2018
Advanced billings	$169,529	$147,935

Advanced billings increased from $147.9 million at December 31, 2018 to $169.5 million at September 30, 2019. The increase is primarily driven by billing and/or collection activity in advance of revenue being earned for services performed.

On September 30, 2019, we had approximately $1.36 billion of performance obligations remaining to be performed for active projects.

(6) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2019	2018
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Backlog	$72,630	$72,630
Customer relationships	145,051	145,051
Developed technologies	54,475	54,475
Other	3,074	3,074
Total finite-lived intangible assets	275,230	275,230
Accumulated amortization:
Backlog	(72,630)	(72,630)
Customer relationships	(119,478)	(110,636)
Developed technologies	(54,475)	(51,751)
Other	(2,948)	(2,680)
Total accumulated amortization	(249,531)	(237,697)
Total finite-lived intangible assets, net	25,699	37,533
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$57,345	$69,179

As of September 30, 2019, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2019	$2,995
2020	7,876
2021	5,114
2022	3,353
2023	2,199
Later years	4,162
$25,699

(7) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2019	2018
Employee compensation and benefits	$31,458	$31,344
Project related reimbursable expenses	63,799	51,109
Other	7,278	5,040
Total accrued expenses	$102,535	$87,493

(8) Debt

Debt consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2019	2018
Term loan	$-	$80,438
Less unamortized discount	-	(282)
Less unamortized term loan debt issuance costs	-	(435)
Long-term debt, net, less current portion	$-	$79,721

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

On September 30, 2019 (the “Closing Date”), the Company obtained a new unsecured credit facility in an aggregate principal amount up to $50.0 million (the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).

On the Closing Date, the Borrower and lender entered into a Loan Agreement (the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. The Loan Agreement provides that outstanding balances under the Credit Facility will bear interest at a rate of LIBOR plus 100 basis points (1.00%). The Loan Agreement also provides that the Credit Facility will expire in 364 days from the Closing Date.

The Loan Agreement contains other customary loan terms, representations and warranties, and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Loan Agreement contains certain events of default, including, among others, non-payment of principal or interest and breach of the covenants.

As of September 30, 2019, there were no outstanding borrowings under the Credit Facility and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

The Loan Agreement replaces the Company’s Senior Secured Credit Agreement dated as of December 8, 2016 (the “Prior Credit Agreement”), which was terminated on September 30, 2019 (the “Termination Date”).  As of September 30, 2019, no amounts were drawn under the Prior Credit Agreement and no fees or penalties were incurred as a result of the termination, other than the payment of accrued commitment fees of $0.1 million through the Termination Date.  In addition, on the Termination Date, the Company recorded unamortized loan issuance fees of $0.7 million, consisting of $0.5 million in Selling, general and administrative and $0.2 million of interest expense, during the third quarter of 2019, representing unamortized loan origination fees and loan discounts, respectively, associated with the Prior Credit Agreement.

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

The components of lease expense as of September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$3,241	$9,578
Variable lease cost	649	1,995

Supplemental cash flow information for the nine months ended September 30, 2019 related to the leases was as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,979

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,476

Supplemental balance sheet information as of September 30, 2019 related to the leases was as follows (in thousands):

As of September 30, 2019
Operating lease right-of-use assets	$52,479

Other current liabilities	$10,249
Operating lease liabilities	46,022
Total operating lease liabilities	$56,271

Weighted Average Remaining Lease Term (years)
Operating leases	6.6
Weighted Average Discount Rate
Operating leases	6.1%

Lease payments due related to lease liabilities as of September 30, 2019 were as follows (in thousands):

Operating Leases
Remainder of 2019	$3,151
2020	12,416
2021	12,142
2022	9,644
2023	7,378
Later years	24,411
Total lease payments	69,142
Less: imputed interest	(12,871)
Total	$56,271

As of September 30, 2019, we have an additional operating lease related to a corporate office under construction, which has not yet commenced, with future payments of $124.0 million. This operating lease will commence in fiscal year 2020 with an initial lease term of 20 years and a renewal option for two 10-year terms at prevailing market rates.

Comparative period disclosures under ASC 840:

Rental expense under operating leases totaled $2.3 million and $6.9 million for the three and nine months ended September 30, 2018, respectively.

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

(10) Shareholder’s Equity and Stock-Based Compensation

The Company granted 778,986 awards to employees under the 2016 Incentive Award Plan during the nine months ended September 30, 2019, consisting of 10,000 stock option awards and 190,310 restricted stock units (“RSU”) vesting after four years, 5,000 stock option awards vesting after one year, 551,676 fully-vested stock option awards and 22,000 stock option awards with vesting in twelve equal monthly installments beginning on March 31, 2019. The Company granted an additional 38,832 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan, during the nine months ended September 30, 2019.

In the third quarter of 2019, Medpace Investors, LLC (“MPI”), a related party to the Company, filed a Tender Offer Statement (“Tender Offer”) offering to purchase, for cash, vested stock options of employee holders of options outstanding from the 2014 Incentive Award Plan.  The Tender Offer resulted in the tender and purchase of 229,431 vested options from employee holders of options by MPI.  Under generally accepted accounting guidance governing such transactions, because the Tender Offer was initiated by an economic interest holder in the Company, this transaction is accounted for as a settlement of vested options and a reissuance of options at fair value as of the transaction date. Expense related to the reissuance of options to MPI is included as stock-based compensation expense of $5.1 million within Selling, general and administrative expenses during the three and nine months ended September 30, 2019.

The Company granted 722,200 awards to employees under the 2016 Incentive Award Plan during the nine months ended September 30, 2018, consisting of 443,000 stock option awards and 279,200 RSUs, all vesting after four years. The Company granted an additional 33,801 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the nine months ended September 30, 2018. These awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

Award Activity

The following table sets forth the Company’s stock option activity:

	Nine Months Ended September 30, 2019
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	2,945,040	$24.18
Granted	856,939	$54.90
Exercised	(345,815)	$16.28
Forfeited/Expired	(347,921)	$19.29
Outstanding - end of period	3,108,243	$34.08

Exercisable - end of period	1,446,664	$38.15

The following table sets forth the Company’s RSA/RSU activity:

Nine Months Ended
September 30, 2019
Shares/Units
Outstanding and unvested - beginning of period	421,200
Granted	190,310
Vested	-
Forfeited	(66,040)
Outstanding and unvested - end of period	545,470

Cumulative vested shares - end of period	1,913,916

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total direct costs	$1,807	$875	$5,085	$2,619
Selling, general and administrative	7,659	557	12,949	1,767
Total stock-based compensation expense	$9,466	$1,432	$18,034	$4,386

(11) Income Taxes

The Company’s effective income tax rate was 18.6% and 24.2% for the three months ended September 30, 2019 and 2018, respectively. The Company’s effective income tax rate was 20.3% and 22.0% for the nine months ended September 30, 2019 and 2018, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2019 varied from the U.S. statutory rate of 21% primarily due to the impact of state taxes, which was favorably offset by previously acquired tax attributes and excess tax benefits recognized from share-based compensation.

(12) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of September 30, 2019 and December 31, 2018.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of September 30, 2019.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $11.1 million. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2026.

(13) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at September 30, 2019 and December 31, 2018, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreements

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. During the first quarter of 2016, it was announced that a Medpace employee would join Cymabay’s board of directors. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. During the three and nine months ended September 30, 2019, the Company recognized total revenue from Cymabay of $3.5 million and $9.4 million, respectively, and for the three and nine months ended September 30, 2018, the Company recognized total revenue from Cymabay of $4.1 million and $6.2 million, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2019 and December 31, 2018, respectively, the Company had Advanced billings from Cymabay of $0.5 million and less than $0.1 million recorded in the condensed consolidated balance sheets. In addition, as of September 30, 2019 and December 31, 2018, respectively, the Company had Accounts receivable and unbilled, net from Cymabay of $0.6 million and $2.5 million recorded in the condensed consolidated balance sheets.

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. During the three and nine months ended September 30, 2019, the Company recognized total revenue from LIB of $0.5 million and $1.5 million, respectively, and for the three and nine months ended September 30, 2018, the Company recognized total revenue from LIB of $1.0 million and $2.8 million, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2019 and December 31, 2018, respectively, the Company had Advanced billings from LIB of $0.4 million and $0.3 million recorded in the condensed consolidated balance sheets. In addition, as of September 30, 2019 and December 31, 2018, respectively, the Company had Accounts receivable and unbilled, net from LIB of $0.1 million and $1.0 million recorded in the condensed consolidated balance sheets.

CinRX Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the three and nine months ended September 30, 2019, the Company recognized total revenue from CinRx of $0.5 million and $2.8 million, respectively, and for the three and nine months ended September 30, 2018, the Company recognized total revenue from CinRx of less than $0.1 million and $0.2, respectively, in the Company’s consolidated statements of operations. As of September 30, 2019 and December 31, 2018, respectively, the Company had Advanced billings from CinRx of $0.4 million and $0.1 million recorded in the condensed consolidated balance sheets. In addition, as of September 30, 2019 and December 31, 2018 the Company had Accounts receivable and unbilled, net from CinRx of $0.4 million, respectively, in the condensed consolidated balance sheets.

The Summit, a Dolce Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. For the three and nine months ended September 30, 2019, Medpace incurred expenses of $0.2 million and $0.5 million, respectively, at The Summit.

Medpace Investors, LLC (“MPI”)

MPI is a noncontrolling shareholder and related party of Medpace Holdings, Inc. MPI is owned and managed by employees of the Company. The chief executive officer of Medpace is also the manager and majority unit holder of MPI. The Company acted as a paying agent for MPI with taxing authorities principally in instances when employee tax payments or remittance of withholdings related to equity compensation are required. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for details of the Tender Offer transaction. As of September 30, 2019, the Company had Prepaid expenses and other current assets from MPI of $0.3 million in the condensed consolidated balance sheets for tax-related receivables from the transaction.

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Under ASC 842, operating lease cost recognized for the three and nine months ended September 30, 2019 was $0.5 million and $1.5 million, respectively. Under ASC 840, lease expense recognized for the three and nine months ended September 30, 2018 was $0.5 million and $1.6 million, respectively. The lease expense was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease.

ASC 842 – Operating Leases

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Under ASC 842, the Company has determined that the leases are operating leases. Operating lease cost recognized for the three and nine months ended September 30, 2019 is $0.9 million and $2.7 million, respectively. The lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations.

ASC 840 – Deemed Assets and Deemed Landlord Liabilities

In accordance with the accounting guidance related to leases under ASC 840, the Company was deemed in substance to be the owner of the property during the construction phase and at completion. Accordingly, the Company reflected the buildings and related liabilities as deemed assets from landlord building construction in Property and equipment, net, Other current liabilities, and Deemed landlord liability, less current portion, respectively, on the condensed consolidated balance sheets. The deemed assets were being fully depreciated, on a straight line basis, over the 15-year term of the lease. Deemed landlord liabilities were recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties. Accretion expense was being recorded over the term of the lease as a component of Interest expense, net in the Company’s condensed consolidated statements of operations. The Company paid $1.0 million and $2.9 million during the three and nine months ended September 30, 2018. The current and long-term portions of the Deemed landlord liability at December 31, 2018 were $2.1 million and $24.5 million, respectively. The Company has recognized deemed assets, net of $14.6 million at December 31, 2018 in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the executive vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.3 million and $0.4 million during the three months ended September 30, 2019 and 2018, respectively, and $0.9 million and $1.0 million during the nine months ended September 30, 2019 and 2018, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of September 30, 2019 and December 31, 2018, the Company had Accounts payable due to Aircraft Management Company of $0.1 million and $0.2 million, respectively, in the condensed consolidated balance sheets.

(14) Entity Wide Disclosures

Revenue by Category

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Therapeutic Area
Oncology	$65,529	$48,947	$186,152	$135,824
Other	53,484	42,200	158,676	114,852
Metabolic	34,919	30,037	102,287	90,748
AVAI	24,243	21,947	66,831	59,497
Cardiology	21,733	22,227	68,792	71,262
Central Nervous System	16,330	13,895	48,345	40,291
Total revenue	$216,238	$179,253	$631,083	$512,474

In the current quarter and for all periods presented, the revenue associated with medical device projects, previously a separate therapeutic area, has been included in the respective therapeutic area that best aligns with the therapeutic focus of the medical device project and represents how management evaluates disaggregated revenue in its internal reporting.

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Central Nervous System (“CNS”), Antiviral and Anti-infective (“AVAI”), as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 3,400 employees across 37 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $285.4 million and $813.3 million for the three and nine months ended September 30, 2019, respectively. Net new business awards were $227.6 million and $668.3 million for the three and nine months ended September 30, 2018, respectively.

Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of September 30, 2019, our backlog increased by $204.2 million, or 19.9%, to $1,228.7 million compared to $1,024.5 million as of September 30, 2018. Included within backlog as of September 30, 2019 was approximately $675 million to $695 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.

The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $9.8 million for the three months ended September 30, 2019; unfavorable foreign currency adjustments of $12.4 million for the nine months ended September 30, 2019; unfavorable foreign currency adjustments of $2.6 million for the three months ended September 30, 2018; and favorable foreign currency adjustments of $0.6 million for the nine months ended September 30, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. Dollars per Euro:	1.11	1.16	1.12	1.19

Results of Operations

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

	Three Months Ended
	September 30,
(Amounts in thousands, except percentages)	2019	2018	Change	% Change
Revenue, net	$216,238	$179,253	$36,985	20.6%
Direct service costs, excluding depreciation and amortization	81,086	62,520	18,566	29.7%
Reimbursed out-of-pocket expenses	70,984	61,476	9,508	15.5%
Total direct costs	152,070	123,996	28,074	22.6%
Selling, general and administrative	29,120	18,606	10,514	56.5%
Depreciation	2,062	2,343	(281)	(12.0)%
Amortization	2,995	7,390	(4,395)	(59.5)%
Total operating expenses	186,247	152,335	33,912	22.3%
Income from operations	29,991	26,918	3,073
Miscellaneous (expense) income, net	(273)	482	(755)
Interest expense, net	(253)	(1,941)	1,688
Income before income taxes	29,465	25,459	4,006
Income tax provision	5,488	6,154	(666)
Net income	$23,977	$19,305	$4,672

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

	Nine Months Ended
	September 30,
(Amounts in thousands, except percentages)	2019	2018	Change	% Change
Revenue, net	$631,083	$512,474	$118,609	23.1%
Direct service costs, excluding depreciation and amortization	235,522	184,339	51,183	27.8%
Reimbursed out-of-pocket expenses	212,563	173,587	38,976	22.5%
Total direct costs	448,085	357,926	90,159	25.2%
Selling, general and administrative	73,984	55,112	18,872	34.2%
Depreciation	6,035	6,883	(848)	(12.3)%
Amortization	11,834	22,171	(10,337)	(46.6)%
Total operating expenses	539,938	442,092	97,846	22.1%
Income from operations	91,145	70,382	20,763
Miscellaneous (expense) income, net	(574)	807	(1,381)
Interest expense, net	(1,956)	(6,558)	4,602
Income before income taxes	88,615	64,631	23,984
Income tax provision	17,985	14,207	3,778
Net income	$70,630	$50,424	$20,206

Total revenue

Total revenue increased by $37.0 million to $216.2 million for the three months ended September 30, 2019, from $179.3 million for the three months ended September 30, 2018. Total revenue increased by $118.6 million to $631.1 million for the nine months ended September 30, 2019, from $512.5 million for the nine months ended September 30, 2018. The increases were primarily driven by growth within the Oncology and other uncategorized therapeutic areas.

Total direct costs

Total direct costs increased by $28.1 million, to $152.1 million for the three months ended September 30, 2019 from $124.0 million for the three months ended September 30, 2018. Total direct costs increased by $90.2 million, to $448.1 million for the nine months ended September 30, 2019 from $357.9 million for the nine months ended September 30, 2018. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $9.5 million and $39.0 million for the three and nine months ended September 30, 2019, respectively, compared to the same period in the prior year. The higher personnel costs portion increased by $11.9 million and $35.0 million for the three and nine months ended September 30, 2019, respectively, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $10.5 million, to $29.1 million for the three months ended September 30, 2019 from $18.6 million for the three months ended September 30, 2018. Selling, general and administrative expenses increased by $18.9 million, to $74.0 million for the nine months ended September 30, 2019 from $55.1 million for the nine months ended September 30, 2018. This increase was primarily driven by higher personnel costs. The higher personnel costs portion increased by $8.7 million and $16.4 million for the three and nine months ended September 30, 2019, respectively, compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $4.7 million, to $5.1 million for the three months ended September 30, 2019 from $9.7 million for the three months ended September 30, 2018. Depreciation and amortization expense decreased by $11.2 million, to $17.9 million for the nine months ended September 30, 2019 from $29.1 million for the nine months ended September 30, 2018. The decrease in depreciation and amortization was primarily related to the continued amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous (expense) income, net

Miscellaneous (expense) income, net decreased by $0.8 million to $0.3 million of expense for the three months ended September 30, 2019 from $0.5 million of income for the three months ended September 30, 2018. Miscellaneous (expense) income, net decreased by $1.4 million to $0.6 million of expense for the nine months ended September 30, 2019 from $0.8 million of income for the nine months ended September 30, 2018. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest expense, net

Interest expense, net decreased by $1.7 million to $0.3 million for the three months ended September 30, 2019 from $1.9 million for the three months ended September 30, 2018. Interest expense, net decreased by $4.6 million to $2.0 million for the nine months ended September 30, 2019 from $6.6 million for the nine months ended September 30, 2018. The decrease in interest expense, net was related to a lower average outstanding balance under our Prior Senior Secured Credit Facilities (as defined below).

Income tax provision

Income tax provision decreased by $0.7 million, to $5.5 million for the three months ended September 30, 2019 from $6.2 million for the nine months ended September 30, 2018. Income tax provision increased by $3.8 million, to $18.0 million for the nine months ended September 30, 2019 from $14.2 million for the nine months ended September 30, 2018. The overall effective tax rate for the three months ended September 30, 2019 was 18.6%, compared to an overall effective tax rate of 24.2% for the three months ended September 30, 2018. The overall effective tax rate for the nine months ended September 30, 2019 was 20.3%, compared to an overall effective tax rate of 22.0% for the nine months ended September 30, 2018. The decrease in the effective tax rate for the three months ended September 30, 2019 was primarily attributable to a notable amount of excess tax benefits recognized from share-based compensation that took place in the three months ended September 30, 2019. The decrease in the effective tax rate for the nine months ended September 30, 2019 was primarily attributable to a notable amount of excess tax benefits recognized from share-based compensation, which was partially offset by a reduction in the benefit for uncertain tax positions. The decrease in the income tax provision for the three months ended September 30, 2019 was primarily due to excess tax benefits recognized from share-based compensation which was partially offset by an increase in pre-tax book income compared to the same period in the prior year. The increase in the income tax provision for the nine months ended September 30, 2019 was primarily due to an increase in pre-tax book income compared to the same period in the prior year, which was partially offset by excess tax benefits recognized from share-based compensation.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our new unsecured credit facility (the “Credit Facility”). As of September 30, 2019, we had cash and cash equivalents of $79.3 million. Approximately $15.0 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of September 30, 2019. On September 30, 2019, the Company entered into the Credit Facility consisting of up to a $50.0 million revolving line of credit (the “Line of Credit”). The Credit Facility replaced a Senior Secured Term Loan Facility of $165.0 million (the “Prior Senior Secured Term Loan Facility”) and a Senior Secured Revolving Credit Facility of $150.0 million (the “Prior Senior Secured Revolving Credit Facility” and, together with the Senior Secured Term Loan Facility, the “Prior Senior Secured Credit Facilities”) which were set to expire in December 2021. In relation to the termination of the Prior Senior Secured Credit Facilities, the Borrower has repaid all of its outstanding obligations. As a result, no amounts remain outstanding under the Prior Senior Secured Credit Facilities.

As of September 30, 2019, we had $49.8 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowing under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Nine Months Ended
	September 30,
Cash Flows (Amounts in thousands)	2019	2018
Net cash provided by operating activities	$144,927	$117,142
Net cash used in investing activities	(13,414)	(12,761)
Net cash used in financing activities	(74,752)	(107,733)
Effect of exchange rates on cash, cash equivalents and restricted cash	(753)	(889)
Increase (decrease) in cash, cash equivalents and restricted cash	$56,008	$(4,241)

Cash Flow from Operating Activities

Cash flows from operations are driven mainly by net income, stock based compensation expense, amortization of intangibles and net movement in advanced billings, accrued expenses, prepaid and other current assets, and accounts receivable and unbilled, net. Accounts receivable and unbilled, net, and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.

Net cash flows provided by operating activities was $144.9 million for the nine months ended September 30, 2019 beginning with net income of $70.6 million. Adjustments to reconcile net income to net cash provided by operating activities were $48.1 million, primarily related to amortization of intangibles of $11.8 million, depreciation of $6.0 million, stock based compensation expense of $18.0 million and noncash lease expense of $7.2 million. Changes in operating assets and liabilities provided $26.2 million in operating cash flows and was primarily driven by increased advanced billings of $21.9 million and increased accrued expenses of $15.4 million, offset by increased prepaid expenses and other current assets of $9.0 million.

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

Cash Flow from Investing Activities

Net cash used in investing activities was $13.4 million for the nine months ended September 30, 2019 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $12.8 million for the nine months ended September 30, 2018 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $74.8 million for the nine months ended September 30, 2019 primarily related to $80.4 million in principal payments on our Prior Senior Secured Term Loan Facility, offset by $5.7 million in proceeds from stock option exercises.

Net cash used in financing activities was $107.7 million for the nine months ended September 30, 2018 primarily related to $70.0 million in principal payments on our Prior Senior Secured Revolving Credit Facility and $38.2 million in principal payments on our Prior Senior Secured Term Loan Facility.

Indebtedness

As of September 30, 2019, we had no indebtedness and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. The following table summarizes our future payments for all contractual obligations and commercial commitments for the partial and full years subsequent to the quarter ended September 30, 2019.

There have been no material changes, except as follows, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Remaining 2019	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$-	$-	$-	$-	$-
Interest on long-term debt	-	-	-	-	-
Operating lease obligations	193,173	3,151	34,390	27,352	128,280
Deemed landlord liabilities	-	-	-	-	-
Total	$193,173	$3,151	$34,390	$27,352	$128,280

Principal payments in the above table are based on the terms contained in our agreements. Interest payments are based on the interest rate in effect on September 30, 2019.

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

Contracts containing operating leases are recorded on the condensed consolidated balance sheets within Operating lease right-of-use (“ROU”) assets, Other current liabilities, and Operating lease liabilities. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term as of the lease commencement date.  In addition operating ROU assets also include lease payments made and exclude lease incentives and initial direct costs incurred.  Operating lease expense for lease payments is recognized on a straight-line basis over the lease term within Total direct costs and Selling, general, and administrative expenses. Variable lease costs are primarily related to adjustments for inflation, common area maintenance and property tax and are recognized within Total direct costs and Selling, general and administrative expenses.

Contracts containing finance leases are recognized initially in the same manner as Operating lease ROU assets and liabilities, however are recorded on the condensed consolidated balance sheets within Property and equipment, net, Other current liabilities, and Other long-term liabilities. Finance lease assets are subsequently amortized on a straight line basis over the lease term within Depreciation expense, while the lease liability is accreted within Interest expense, net utilizing the discount rate determined at lease commencement and reduced by periodic lease payments over the lease term. Currently, the Company does not have any finance leases.

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

The Company may enter into short-term leases (leases with a lease term of less than 1 year), which it has elected not to capitalize as assets and liabilities on the condensed consolidated balance sheets, but instead recognizes lease payments within Total direct costs and Selling, general, and administrative expenses on a straight line basis over the lease term.

Effect of Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for management’s discussion of the effect of recent accounting pronouncements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, and as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2019 due to a material weakness related to the implementation of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”.  We are in the process of remediating the material weakness, however, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. During the period, the Company has enhanced its review controls to remediate the material weakness and improve its internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2019, the Company adopted ASU 2016-02 and centralized the Company's lease accounting system and processes effective January 1, 2019. This implementation resulted in a material change to the Company's internal control over financial reporting as of that date. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the fiscal year ended December 31, 2019.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
July 1, 2019	2014 Equity Incentive Plan	2,222	$14.41	$32,000
July 9, 2019	2014 Equity Incentive Plan	240	16.20	3,900
July 26, 2019	2014 Equity Incentive Plan	1,117	16.20	18,100
July 26, 2019	2014 Equity Incentive Plan	600	14.41	8,600
July 29, 2019	2014 Equity Incentive Plan	16,667	14.41	240,200
July 31, 2019	2014 Equity Incentive Plan	2,763	14.41	39,800
August 5, 2019	2014 Equity Incentive Plan	8,306	14.41	119,700
August 5, 2019	2014 Equity Incentive Plan	3,703	16.20	60,000
August 9, 2019	2014 Equity Incentive Plan	1,111	16.20	18,000
August 15, 2019	2014 Equity Incentive Plan	200	14.41	2,900
August 16, 2019	2014 Equity Incentive Plan	13,000	18.23	237,000
August 16, 2019	2014 Equity Incentive Plan	3,851	14.41	55,500
August 16, 2019	2014 Equity Incentive Plan	4,481	16.20	72,600
August 19, 2019	2014 Equity Incentive Plan	740	14.41	10,700
August 19, 2019	2014 Equity Incentive Plan	1,111	16.20	18,000
August 21, 2019	2014 Equity Incentive Plan	926	18.23	16,900
August 26, 2019	2014 Equity Incentive Plan	1,851	16.20	30,000
August 28, 2019	2014 Equity Incentive Plan	1,200	14.41	17,300
August 29, 2019	2014 Equity Incentive Plan	2,000	14.41	28,800
August 30, 2019	2014 Equity Incentive Plan	10,718	14.41	154,400
September 3, 2019	2014 Equity Incentive Plan	1,570	14.41	22,600
September 3, 2019	2014 Equity Incentive Plan	1,851	16.20	30,000
September 10, 2019	2014 Equity Incentive Plan	3,805	14.41	54,800
September 10, 2019	2014 Equity Incentive Plan	4,444	16.20	72,000
September 17, 2019	2014 Equity Incentive Plan	5,703	14.41	82,200
September 23, 2019	2014 Equity Incentive Plan	4,000	16.20	64,800
September 24, 2019	2014 Equity Incentive Plan	6,535	14.41	94,200
September 24, 2019	2014 Equity Incentive Plan	1,851	16.20	30,000
September 27, 2019	2014 Equity Incentive Plan	11,111	14.41	160,100
Total		117,677		$1,795,100

All of the forgoing transactions involved issuances of securities to employees of the Company and are exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended, as transactions pursuant to benefit plans and contracts relating to compensation.

Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits in the accompanying Exhibit Index preceding the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association.	8-K	001-37856	10.1	10/1/19

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

/s/ Jesse J. Geiger
Jesse J. Geiger
Chief Financial Officer, and Chief Operating Officer, Laboratory Operations (Authorized Officer and Principal Financial Officer)

Date: October 29, 2019