Form 10-K
period 2019-12-31
Medpace Holdings, Inc.
filed 2020-02-25
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(513) 579-9911

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	MEDP	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒  No    ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, based upon the closing sale price as reported on the Nasdaq Global Select Market on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.8 billion. For purposes of this computation, shares of the registrant’s common stock held by each executive officer, director, and each person known to the registrant to own 10% or more of the outstanding voting power have been excluded in that such persons are affiliates.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	36,092,497 shares outstanding as of February 21, 2020

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2020 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2019

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, including statements regarding our results of operations; financial position and performance; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations, are forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We caution you therefore against relying on these forward-looking statements.  Some of the important factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other important factors included in this Annual Report on Form 10-K in “Item 1A Risk Factors,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk.” We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of Part I of this Annual Report on Form 10-K.

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

GLOSSARY

We define the terms below that appear throughout this report as follows:

“Large pharmaceutical companies.” Large pharmaceutical companies represent the top 20 pharmaceutical companies by worldwide prescription drug sales in the year ended December 31, 2018 as classified by Evaluate Ltd via EvaluatePharma©.

“Mid-sized biopharmaceutical companies.” Mid-sized biopharmaceutical companies represent biopharmaceutical companies with at least $250 million in sales in the year ended December 31, 2018, based on publicly available data and management’s knowledge, that are not classified as a top 20 pharmaceutical company by Evaluate Ltd via EvaluatePharma©.

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

“Small biopharmaceutical companies.” Small biopharmaceutical companies represent biopharmaceutical companies that have less than $250 million in sales in the year ended December 31, 2018, based on publicly available data and management’s knowledge.

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

We were founded in 1992 by August J. Troendle, an industry pioneer, as a Phase II-IV focused CRO with a strong, scientifically-driven and disciplined operating model. Throughout our 27-year history, we have grown almost exclusively organically, with our core founding members having been integrally involved in developing and instilling our differentiated culture and operating philosophy across our company. We are led by a dedicated and experienced senior management team with significant industry experience and knowledge focused on clinical development. Our senior management team has an average tenure with Medpace of 15 years, including four senior managers with over 20 years with us, and brings a healthy balance of significant experience with Medpace, regulators and other companies in the industry.

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Central Nervous System, or CNS, and Antiviral and Anti-infective or AVAI.

Our Market

Clinical Development Process

Before a new drug can be commercialized, it often must undergo extensive pre-clinical and clinical testing and regulatory review to verify safety and efficacy. CROs provide a comprehensive range of product development services for Phase I-IV clinical trials. These clinical trials are separated into distinct phases in order to thoroughly evaluate the product. Pharmaceutical Research and Manufacturers of America, 2019 Biopharmaceutical Research Industry Profile, a trade group publication, indicates that from drug discovery through approval by the United States Food and Drug Administration, or FDA, developing a new medicine takes approximately 10 to 15 years.

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

Regulatory Affairs

Our Regulatory Affairs and Scientific and Strategic Development departments have a strong track record of providing expert strategic, operational, and tactical regulatory guidance, as well as creating thorough, scientifically-grounded regulatory compliant documentation to regulatory agencies around the globe. Members of these teams bring a long tenure of regulatory experience and scientific knowledge to each project. We bring former government officials and experienced drug development subject matter experts to provide comprehensive international support at each stage of the drug and biologics development processes. They have particular expertise within the areas of advanced therapeutics, accelerated development pathways, pediatrics, and rare diseases.  We also have a dedicated publishing function that has full electronic and paper publishing capabilities to support all types of international regulatory submissions.

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

Net New Business Awards and Backlog

New business awards represent the value of anticipated future net revenue that has been recognized in backlog during the period. This value is recognized upon the signing of a contract or receipt of a written pre-contract confirmation from a customer that confirms an agreement in principle on budget and scope. New business awards also include contract amendments, or changes in scope, where the customer has provided written authorization for changes in budget and scope or has approved us to perform additional work as of the measurement date. Awards may not be recognized as backlog after consideration of a number of factors, including whether (i) the relevant net revenue is expected only after a pending regulatory hurdle, which might result in cancellation of the study, (ii) the customer funding needed for commencement of the study is not believed to have been secured or (iii) study timelines are uncertain or not well defined. In addition, study amounts that extend beyond three years from measurement date are not included in backlog. The number and amount of new business awards can vary significantly from period to period, and an award’s contractual duration can range from several months to several years based on customer and project specifications.

Cancellations arise in the normal course of business and are reflected when we receive written confirmation from the customer to cease work on a contractual agreement or when we believe the future revenue is unlikely to be realized. The majority of our customers can terminate our contracts without cause upon 30 days’ notice. Similar to new business awards, the number and amount of cancellations can vary significantly period over period due to timing of customer correspondence and study-specific circumstances.

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. On an Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) basis, net new business awards were $1,094.4 million and $899.4 million for the years ended December 31, 2019 and 2018. On an Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) basis, net new business awards were $581.0 million and $426.1 million for the years ended December 31, 2018 and 2017, respectively.

Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, net revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of December 31, 2019, our backlog increased by $225.3 million, or 21.3%, to $1,283.2 million compared to $1,057.9 million as of December 31, 2018. Included within backlog as of December 31, 2019 is approximately $695 million to $715 million that we expect to convert to net revenue in 2020, with the remainder expected to convert to net revenue in years after 2020. Backlog and net new business award metrics may not be reliable indicators of our future period net revenue as they are subject to a variety of factors that may cause material fluctuations from period to period. These factors include, but are not limited to, changes in the scope of projects, cancellations and duration and timing of services provided. No assurance can be given that we will be able to realize the net revenue that is included in backlog. See “Item 1A. Risk Factors—Risks Relating to Our Business—Our backlog may not convert to net revenue at our historical conversion rates,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Business Awards, Cancellations and Backlog” of Parts I and II, respectively, of this Annual Report on Form 10-K for more information.

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

Competition

We compete primarily against other full-service CROs as well as services provided by in-house research and development, or R&D, departments of biopharmaceutical companies. Our major CRO competitors include Laboratory Corporation of America Holdings, ICON plc, Syneos Health, Inc., PAREXEL International Corporation, PPD, Inc., PRA Health Sciences, Inc., IQVIA Holdings Inc. and numerous specialty and regional CROs.

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

Government Regulation

Development of Drugs, Biologics and Medical Devices

The development of drugs, biologics and medical devices is highly regulated in the United States and other countries. Our services are subject to varying regulatory requirements designed to ensure the quality and integrity of the pre-clinical and clinical trial process. In the United States, the FDA has primary authority to regulate these activities, in addition to the approval process, and the subsequent manufacturing, safety, labeling, storage, record keeping and marketing for these products, which are the responsibility of our customers. Before a marketing application for a drug is ready for submission to regulatory authorities, the candidate drug must often undergo rigorous testing in clinical trials. In the United States, these trials must be conducted in accordance with the Federal Food, Drug, and Cosmetic Act, its implementing regulations, and other federal and state requirements that require the drug to be tested and studied in certain ways prior to approval. The FDA has similar authority and requirements with respect to the clinical testing of biological products and medical devices. Before a human clinical trial may begin in the United States, the manufacturer or sponsor of the clinical product candidate must file an Investigational New Drug Application, or IND, with the FDA, which contains, among other things, the results of pre-clinical tests, manufacturer information and other analytical data. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Each clinical trial must be conducted pursuant to, and in accordance with, an effective IND. Each human clinical trial we conduct is subject to the oversight of an IRB, which is an independent committee that has the regulatory authority to review, approve and monitor a clinical trial for which the IRB has responsibility. The FDA and IRB receive reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if, among other things, an unreasonable risk is presented to patients or if the design of the trial is insufficient to meet its stated objective. In addition, information about certain clinical trials must be made publicly available on the federal government website, www.clinicaltrials.gov.

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

Employees

As of December 31, 2019 we had approximately 3,500 employees worldwide. None of our employees are currently covered by a collective bargaining agreement specific to our company. We believe our overall relations with our employees are good. As of December 31, 2018 and 2017, we had approximately 2,900 and 2,500 employees, respectively.

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

Clinical trials can be costly and for the year ended December 31, 2019, 71% and 19% of our net revenue was derived from small biopharmaceutical companies and mid-sized biopharmaceutical companies, respectively, which may have limited access to capital. In addition, we provide services to our customers before they pay us for some of our services. There is a risk that we may initiate a clinical trial for a customer, and the customer subsequently becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be legally or ethically bound to complete or wind down the trial at our own expense.

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

Our operating margins and profitability will be adversely affected if we are unable to either achieve efficiencies in our operating expenses or grow revenues at a rate faster than expenses.

We operate in a highly competitive environment and experience competitive pricing pressure. To achieve our operating margins over the last three years, we have implemented initiatives to control the rate of growth of our operating expenses. We will continue to utilize these initiatives in the future with a view to offsetting these pricing pressures; however, we cannot be certain that we will be able to achieve the efficiency gains necessary to maintain or grow our operating margins or that the magnitude of our growth in service revenue will be faster than the growth in our operating costs. If we are unable to grow our service revenue at a faster rate than our operating costs, our operating margins will be adversely affected. Our initiatives and any future cost initiatives may also adversely affect us, as they may decrease employee morale or make it more difficult for us to meet operational requirements.

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

Our success substantially depends on the collective performance, contributions and expertise of our senior management team, including August J. Troendle, our Chief Executive Officer and founder, and other key personnel including qualified management, professional, scientific and technical operating staff. There is significant competition for qualified personnel in the biopharmaceutical services industry, particularly for those with higher educational degrees, such as a medical or nursing degree, a Ph.D., or an equivalent degree, and our industry generally tends to experience relatively high levels of employee turnover. If any of our key employees were to join a competitor or to form a competing company, some of our customers might choose to use the services of that competitor or new company instead of our own. Furthermore, customers or other companies seeking to develop in-house capabilities may hire some of our senior management or other key employees. The departure of any key contributor, the payment of increased compensation to attract and retain qualified personnel or our inability to continue to identify, attract and retain qualified personnel or replace any departed personnel in a timely fashion may impact our ability to grow our business and compete effectively in our industry and may negatively affect our business, financial condition, results of operations, cash flows or reputation.

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

Although we did not have any customer that represented 10% or more of our net revenue during the year ended December 31, 2019, we derive a significant portion of our revenues from a limited number of large customers. For the year ended December 31, 2019, we derived 28.8% and 7.0% of our net revenue from our top 10 customers and our largest customer, respectively. In addition, approximately 31.3% and 8.5% of our backlog, as of December 31, 2019, was concentrated among our top 10 customers and our largest customer by backlog concentration, respectively. Moreover, 8.5% of our backlog, as of December 31, 2019, was concentrated with our largest customer by net revenue. If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. Also, consolidation in our actual or potential customer base results in increased competition for important market segments and fewer available customer accounts.

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

The biopharmaceutical industry is fragmented and highly competitive, with companies each seeking to persuade payors, providers and patients that their drug therapies are more cost-effective than competing therapies marketed or being developed by competing firms. In addition to the adverse competitive interests that biopharmaceutical companies have with each other, these companies also have adverse interests with respect to drug selection, coverage and reimbursement with other participants in the healthcare industry, including payors and providers. Biopharmaceutical companies also compete to be first to the market with new drug therapies. We regularly provide services to biopharmaceutical companies who compete with each other, and we sometimes provide services to such customers regarding competing drugs in development. Our existing or future relationships with our biopharmaceutical customers may deter other biopharmaceutical customers from using our services or, in certain instances, may result in our customers seeking to place limits on our ability to serve their competitors and other industry participants. In addition, our further expansion into the broader healthcare market may adversely impact our relationships with biopharmaceutical customers, and such customers may elect not to use our services, reduce the scope of services that we provide to them or seek to place restrictions on our ability to serve customers in the broader healthcare market with interests that are adverse to theirs. Any loss of customers or reductions in the level of revenues from a customer could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom (UK) elected to withdraw from the European Union, or the EU, in a national referendum (commonly referred to as Brexit). The UK left the EU on January 31, 2020, which has initiated an 11-month transition period by which the UK is to leave the single market and customs union. The withdrawal has created significant uncertainty about the future relationship between the UK and the EU. The withdrawal by the UK has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. The withdrawal has also created uncertainty with regard to the regulation of data protection in the UK. In particular, it is unclear how the UK’s withdrawal will affect the UK’s enactment of the European General Data Protection Regulation, and how data transfers to and from the UK will be regulated following any transition period. The UK’s withdrawal may have adverse practical or operational implications on our business. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

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

We act as legal representative and/or data representative for some clients.

We act as the legal representative and/or the data representative for certain clients in certain jurisdictions. As we believe that acting as legal representative and/or data representative of clients exposes us to a higher risk of liability, this service is provided subject to our policy and requires certain preconditions to be met. The preconditions relate to obtaining specific insurance commitments and indemnities from the client to cover the nature of the exposure. However, there is no guarantee that the specific insurance will be available and provide cover or that a client will fulfil its obligations in relation to their indemnity.

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

Changes in accounting standards may adversely affect our financial statements.

From time to time the Financial Accounting Standards Board, or FASB, and SEC issue new or revised guidance that we are required to adopt. It is possible that future accounting standards may require changes to our current accounting treatment and may require us to make changes to our accounting systems and processes. These changes could have a material impact on our business, results of operations and financial condition. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding recently implemented accounting standards and recently issued accounting pronouncements and the potential impact they may have on the Company.

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

In the EU, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, which may include obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to export of such data out of the EU. Such data export rules are constantly changing, for example, following a decision of the European Court of Justice in October 2015, transferring personal data to U.S. companies like us that had certified as a member of the EU-U.S. Safe Harbor Scheme was declared invalid and the other methods to permit transfer are now under review. In July 2016, the European Commission approved the EU-U.S. Privacy Shield, which replaces the U.S. Safe Harbor Scheme. The United States, the EU and its member states, and other countries where we have operations, such as China, Russia and Singapore, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Failure to comply with certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy regulations and rules in various jurisdictions, or to resolve any serious privacy or security complaints, could subject us to regulatory sanctions, criminal prosecution or civil liability. Federal, state and foreign governments may propose or have adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of or unauthorized access to such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation or regulation de-identified health or other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, if we violate applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm. We also are subject to the requirements of the EU’s General Data Protection Regulation, or GDPR, because we are processing data in the EU and data of EU residents outside of the EU. The GDPR shortens the deadline for data breach notifications, imposes additional obligations when we process personal data on behalf of our customers, including in relation to security measures, and increases administrative burdens on companies processing personal data, including employee and business partner data. If we do not comply with our obligations under the GDPR we could be exposed to significant fines of up to 20 million EUR or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher.

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

Risks Relating to Indebtedness

We may utilize our debt capacity and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks to our financial condition.

Although we currently have no debt outstanding, we have in the past used borrowings under our credit facility to fund operations and to repurchase Medpace common shares. We may utilize our debt capacity under our Credit Facility to continue to do so in the future. Furthermore, if we fail to comply with the credit facility requirements, we may be in default. Upon an event of default, if the credit agreement is not amended or the event of default is not waived, the lender could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.

Interest rate fluctuations may affect our results of operations and financial condition.

Because our Line of Credit in our existing Credit Facility is subject to variable-rate interest, fluctuations in interest rates could have a material effect on our business should we utilize the Line of Credit. As a result, we may incur higher interest costs if interest rates increase. These higher interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

We may become dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could negatively impact our business.

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

Amounts drawn under our Credit Facility may bear interest rates in relation to LIBOR, depending on our selection of repayment options. On July 27, 2017, the Financial Conduct Authority (“FCA”) in the UK announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Broad Treasury Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. If LIBOR ceases to exist, we may need to renegotiate the Credit Facility and may not able to do so with terms that are favorable to us. The overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate the Credit Facility with favorable terms could have a material adverse effect on our business, financial position, and operating results.

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

As of December 31, 2019, August J. Troendle, our Chief Executive Officer and founder, through his direct ownership of 603,702 shares of our common stock and his beneficial ownership of 7,760,584 shares of our common stock held by Medpace Investors LLC (“Medpace Investors”), controls approximately 23.2% of the outstanding shares of our common stock. Upon a distribution of our common stock held by Medpace Investors, our Chief Executive Officer would receive approximately 84.3% of such distributed shares. Accordingly, Troendle is able to exert a significant degree of influence or actual control over our management and affairs and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including:

☐	the election and removal of directors and the size of our board of directors, or the Board;
☐	any amendment of our articles of incorporation or bylaws; or

☐	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.

Moreover, Troendle’s share ownership may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning shares of a company with a significant shareholder.

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

Due to the relationships among us and certain related persons, the agreements or other transactions we have entered into with them are considered related person transactions. Our agreements or transactions with related persons may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated persons. For additional information on related person transactions involving us, see the “Certain Relationships” section in our Proxy Statement for our 2019 Annual Meeting of Stockholders. While our Related Person Transaction Policy and Procedures requires our Audit Committee’s consideration of all relevant facts and circumstances, including a determination of whether the transaction has terms comparable to those that could be obtained in an arm’s length transaction, the potential for a conflict of interest exists and such related persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting us and the related person. Moreover, we are subject to the risk that our stockholders may challenge any such related person transactions and the agreements entered into as part of them. If such a challenge were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.

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

The requirements associated with being a public company require significant company resources and management attention.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the listing requirements of the securities exchange on which our common stock is traded, and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, subsequent rules implemented by the SEC and NASDAQ may also impose various additional requirements on public companies. We have incurred, and we will continue to incur, additional legal, accounting and other expenses that we did not previously incur, particularly as we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to continue to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company, which could subject us to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We ceased to be an “emerging growth company” as of the end of the year ended December 31, 2019. We are now subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, among other additional requirements. Compliance with Section 404 will be expensive and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. Moreover, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our common stock to fall. Any failure to file accurate and timely quarterly and annual reports that we are required to file with the SEC under the Exchange Act could result in sanctions, lawsuits, delisting of our shares from the NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

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

We have no direct operations and no significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions and the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2019, we had leased commercial locations in various countries across North America, Europe, Asia/Pacific, South America and Africa. We also own lab and office space in Leuven, Belgium. Most of these facilities consist solely of office space; however, we have five laboratories located across four facilities and a logistics warehouse. Our principal executive offices are located on a corporate campus in Cincinnati, Ohio consisting of four buildings totaling approximately 350,000 square feet. The leases for three buildings in our Cincinnati site expire in 2022, 2027 and 2027, respectively. We own the other building. Additionally, we entered into a lease for an additional corporate office, which is currently under construction, on the corporate campus in Cincinnati, Ohio. This lease consists of approximately 249,000 square feet and expires in 2040. None of our leases are individually material to our business model and all have either options to renew or are located in major markets with what we believe are adequate opportunities to continue business operations on terms satisfactory to us.

Item 3. Legal Proceedings.

We are party to legal proceedings incidental to our business and may become subject to additional legal proceedings in the future. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters, individually and in the aggregate, is reasonably likely to have a material adverse effect to our consolidated financial statements. Litigation is subject to inherent uncertainties. See Note 12 “Commitments, Contingencies and Guarantees—Legal Proceedings” to our consolidated financial statements included in Item 8 of Part II in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “MEDP”.

Holders of Record

On February 21, 2020, there were approximately 23 shareholders of record of our common stock. Because many of the shares of our common stock are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

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

Any future determination to declare dividends will be at the discretion of our Board and will take into account:

☐	general economic business conditions;
☐	our net income, financial condition and results of operations;
☐	our capital requirements;
☐	our prospects;
☐	the ability of our operating subsidiaries to pay dividends and make distributions to us;
☐	legal restrictions; and
☐	such other factors as our Board may deem relevant.

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
October 1, 2019	2014 Equity Incentive Plan	3,703	$16.20	$60,000
October 2, 2019	2014 Equity Incentive Plan	900	16.20	14,600
October 2, 2019	2014 Equity Incentive Plan	2,778	18.23	50,600
October 4, 2019	2014 Equity Incentive Plan	1,255	14.41	18,100
October 17, 2019	2014 Equity Incentive Plan	6,334	14.41	91,300
October 17, 2019	2014 Equity Incentive Plan	3,703	16.20	60,000
October 24, 2019	2014 Equity Incentive Plan	389	14.41	5,600
October 24, 2019	2014 Equity Incentive Plan	1,111	16.20	18,000
October 28, 2019	2014 Equity Incentive Plan	1,401	14.41	20,200
October 31, 2019	2014 Equity Incentive Plan	3,703	14.41	53,400
November 1, 2019	2014 Equity Incentive Plan	40	14.41	600
November 4, 2019	2014 Equity Incentive Plan	1,481	16.20	24,000
November 5, 2019	2014 Equity Incentive Plan	6,136	16.20	99,400
November 6, 2019	2014 Equity Incentive Plan	4,455	16.20	72,200
November 7, 2019	2014 Equity Incentive Plan	926	14.41	13,300
November 8, 2019	2014 Equity Incentive Plan	500	14.41	7,200
November 11, 2019	2014 Equity Incentive Plan	260	14.41	3,700
November 11, 2019	2014 Equity Incentive Plan	1,111	16.20	18,000
November 15, 2019	2014 Equity Incentive Plan	518	14.41	7,500
November 15, 2019	2014 Equity Incentive Plan	555	16.20	9,000
November 25, 2019	2014 Equity Incentive Plan	450	14.41	6,500
December 2, 2019	2014 Equity Incentive Plan	2,470	16.20	40,000
December 5, 2019	2014 Equity Incentive Plan	1,450	16.20	23,500
December 9, 2019	2014 Equity Incentive Plan	3,111	14.41	44,800
December 19, 2019	2014 Equity Incentive Plan	2,888	14.41	41,600
December 19, 2019	2014 Equity Incentive Plan	1,925	16.20	31,200
Total		53,553		$834,300

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

Our common stock is listed for trading on the NASDAQ under the symbol “MEDP.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from August 11, 2016 through December 31, 2019, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on August 11, 2016 in the common stock of Medpace Holdings, Inc., in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Equity Compensation Plan Information

The information required by Part II, Item 5 of the Annual Report on Form 10-K regarding equity compensation plans is incorporated herein by reference to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

The following tables set forth, for the periods and at the dates indicated, our selected historical consolidated financial data. We have derived the selected consolidated financial data as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated financial data as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 from our audited consolidated financial statements not appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results we may achieve in any future period.

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

You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes appearing elsewhere in this Annual Report on Form 10‑K.

(in thousands except per share data)	YEAR ENDED DECEMBER 31,
	2019 (3)	2018 (3)	2017	2016	2015
Consolidated Statements of Operations
Revenue:
Revenue, net	$860,969	$704,589	$-	$-	$-
Service revenue, net	-	-	386,462	370,621	320,101
Reimbursed out-of-pocket revenue	-	-	49,690	50,961	38,958
Total revenue	860,969	704,589	436,152	421,582	359,059
Operating expenses:
Direct service costs, excluding depreciation and amortization	321,006	252,284	211,773	198,510	163,707
Reimbursed out-of-pocket expenses	294,266	236,775	49,690	50,961	38,958
Total direct costs	615,272	489,059	261,463	249,471	202,665
Selling, general and administrative	95,245	75,681	63,357	61,507	56,998
Impairment of goodwill	-	-	-	-	9,313
Depreciation	8,360	9,240	8,574	7,442	6,379
Amortization	14,829	29,561	37,900	50,672	63,142
Total operating expenses	733,706	603,541	371,294	369,092	338,497
Income from operations	127,263	101,048	64,858	52,490	20,562
Other (expense) income, net:
Loss on extinguishment of debt	-	-	-	(10,726)	-
Miscellaneous (expense) income, net	(863)	1,060	(354)	(423)	(1,133)
Interest expense, net	(1,568)	(8,157)	(7,559)	(19,384)	(27,259)
Total other expense, net	(2,431)	(7,097)	(7,913)	(30,533)	(28,392)
Income (loss) before income taxes	124,832	93,951	56,945	21,957	(7,830)
Income tax provision	24,389	20,766	17,823	8,532	843
Net income (loss)	$100,443	$73,185	$39,122	$13,425	$(8,673)
Net income (loss) per share attributable to common shareholders:
Basic	$2.79	$2.05	$1.00	$0.38	$(0.28)
Diluted	$2.67	$1.97	$0.98	$0.37	$(0.28)
Weighted average common shares outstanding:
Basic	35,881	35,547	39,056	35,690	31,346
Diluted	37,576	36,912	39,839	36,329	31,346

Cash Flow Data:
Net cash provided by operating activities	$201,867	$156,584	$97,385	$91,732	$85,870
Net cash used in investing activities	(19,144)	(16,973)	(12,237)	(13,422)	(6,432)
Net cash used in financing activities	(73,918)	(141,580)	(97,828)	(58,008)	(116,489)

Other Financial Data:
Backlog (at period end) (1)	$1,283,218	$1,057,898	$524,402	$483,918	$429,659
Net new business awards (2)	1,094,388	899,445	426,082	426,960	359,538

	AS OF DECEMBER 31,
(Amounts in thousands )	2019 (3)	2018 (3)	2017	2016	2015
Consolidated Balance Sheet Data
Cash and cash equivalents	$131,920	$23,275	$26,485	$37,099	$14,880
Restricted cash	-	7	7	308	2,857
Accounts receivable billed and unbilled, net:	155,662	133,449	83,079	79,767	65,088
Working capital	(25,974)	(78,912)	(62,735)	(35,355)	(39,296)
Total assets	1,143,071	967,933	950,717	979,105	984,041
Total long-term debt, net (including current portion)	-	79,721	221,611	163,642	377,941
Total liabilities	416,788	378,230	447,187	368,395	570,567
Total shareholders' equity	726,283	589,703	503,530	610,710	413,474
Total liabilities and shareholders' equity	1,143,071	967,933	950,717	979,105	984,041

(1)

Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. However, because the contracts included in our backlog are generally terminable without cause, we do not believe that our backlog as of any date is necessarily a meaningful predictor of future results.

(2)

Net new business awards are new business awards net of award modifications and cancellations that had been recognized in backlog during the period. New business awards represent the value of anticipated future net revenue that has been awarded during the period that is recognized in backlog. This value is recognized upon the signing of a contract or receipt of a written pre-contract confirmation from a customer that confirms an agreement in principle on budget and scope. New business awards also include contract amendments, or changes in scope, where the customer has provided written authorization for changes in budget and scope or has approved us to perform additional work as of the measurement date. Awards may not be recognized as backlog after consideration of a number of factors, including whether (i) the relevant net revenue is expected only after a pending regulatory hurdle, which might result in cancellation of the study, (ii) the customer funding needed for commencement of the study is not believed to have been secured or (iii) study timelines are uncertain or not well defined. In addition, study amounts that extend beyond three years from measurement date are not included in backlog. The number and amount of new business awards can vary significantly from period to period, and an award’s contractual duration can range from several months to several years based on customer and project specifications.

(3)	The years ended December 31, 2019 and 2018 are presented on an ASC 606 basis. All other periods are presented on an ASC 605 basis.

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Central Nervous System, or CNS and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 3,500 employees across 37 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

Net New Business Awards and Backlog

New business awards represent the value of anticipated future net revenue that has been recognized in backlog during the period. This value is recognized upon the signing of a contract or receipt of a written pre-contract confirmation from a customer that confirms an agreement in principle on budget and scope. New business awards also include contract amendments, or changes in scope, where the customer has provided written authorization for changes in budget and scope or has approved us to perform additional work as of the measurement date. Awards may not be recognized as backlog after consideration of a number of factors, including whether (i) the relevant net revenue is expected only after a pending regulatory hurdle, which might result in cancellation of the study, (ii) the customer funding needed for commencement of the study is not believed to have been secured or (iii) study timelines are uncertain or not well defined. In addition, study amounts that extend beyond three years from measurement date are not included in backlog. The number and amount of new business awards can vary significantly from period to period, and an award’s contractual duration can range from several months to several years based on customer and project specifications.

Cancellations arise in the normal course of business and are reflected when we receive written confirmation from the customer to cease work on a contractual agreement or when we believe the future revenue is unlikely to be realized. The majority of our customers can terminate our contracts without cause upon 30 days’ notice. Similar to new business awards, the number and amount of cancellations can vary significantly period over period due to timing of customer correspondence and study-specific circumstances.

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. On an Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) basis, net new business awards were $1,094.4 million and $899.4 million for the years ended December 31, 2019 and 2018. On an Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) basis, net new business awards were $581.0 million and $426.1 million for the years ended December 31, 2018 and 2017, respectively.

Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, net revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of December 31, 2019, our backlog increased by $225.3 million, or 21.3%, to $1,283.2 million compared to $1,057.9 million as of December 31, 2018. Included within backlog as of December 31, 2019 was approximately $695 million to $715 million that we expect to convert to net revenue in 2020, with the remainder expected to convert to net revenue in years after 2020.

On an ASC 606 basis, the effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $6.6 million for the year ended December 31, 2019 and unfavorable foreign currency adjustments of $2.3 million for the year ended December 31, 2018. On an ASC 605 basis, the effect of foreign currency adjustments on backlog resulted in unfavorable foreign currency adjustments of $1.1 million for the year ended December 31, 2018 and favorable foreign currency adjustments of $3.2 million for the year ended December 31, 2017.

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

	Year Ended December 31,
	2019	2018	2017
U.S. Dollars per Euro:	1.12	1.18	1.13

Results of Operations

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

	Year Ended December 31,
(Amounts in thousands, except percentages)	2019	2018	Change	% Change
Revenue, net	$860,969	$704,589	$156,380	22.2%
Direct service costs, excluding depreciation and amortization	321,006	252,284	68,722	27.2%
Reimbursed out-of-pocket expenses	294,266	236,775	57,491	24.3%
Total direct costs	615,272	489,059	126,213	25.8%
Selling, general and administrative	95,245	75,681	19,564	25.9%
Depreciation	8,360	9,240	(880)	(9.5)%
Amortization	14,829	29,561	(14,732)	(49.8)%
Total operating expenses	733,706	603,541	130,165	21.6%
Income from operations	127,263	101,048	26,215
Miscellaneous (expense) income, net	(863)	1,060	(1,923)
Interest expense, net	(1,568)	(8,157)	6,589
Income before income taxes	124,832	93,951	30,881
Income tax provision	24,389	20,766	3,623
Net income	$100,443	$73,185	$27,258

Total revenue

Total revenue increased by $156.4 million to $861.0 million for the year ended December 31, 2019, from $704.6 million for the year ended December 31, 2018. The increase was primarily driven by strong activity within the Oncology and other uncategorized therapeutic areas.

Total direct costs

Total direct costs increased by $126.2 million, to $615.3 million for the year ended December 31, 2019 from $489.1 million for the year ended December 31, 2018.  The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs, outsourced services, and service-related supply costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of the program initiation or closeout, increased $57.5 million for the year ended December 31, 2019, compared to the same period in the prior year. The remaining increase was primarily attributed to higher personnel costs of $45.1 million, outsourced service costs of $7.1 million, and service-related supply costs of $5.7 million in the year ended December 31, 2019, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $19.6 million, to $95.2 million for the year ended December 31, 2019 from $75.7 million for the year ended December 31, 2018. The increase was primarily driven by higher personnel costs of $16.7 million in the year ended December 31, 2019, compared to the same period in the prior year, to support growth in project activities.

Depreciation and Amortization

Depreciation and amortization expense decreased by $15.6 million, to $23.2 million for the year ended December 31, 2019 from $38.8 million for the year ended December 31, 2018. The decrease in depreciation and amortization was primarily related to the amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous (expense) income, net

Miscellaneous (expense) income, net decreased by $1.9 million to $0.9 million of expense for the year ended December 31, 2019 from $1.1 million of income for the year ended December 31, 2018. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest expense, net

Interest expense, net decreased by $6.6 million to $1.6 million for the year ended December 31, 2019 from $8.2 million for the year ended December 31, 2018. The decrease in interest expense, net was related to a lower average outstanding balance in the year ended December 31, 2019 under our Prior Senior Secured Revolving Credit Facility (as defined below).

Income tax provision

Income tax provision increased by $3.6 million, to $24.4 million for the year ended December 31, 2019 from $20.8 million for the year ended December 31, 2018. The overall effective tax rates for the years ended December 31, 2019 and 2018 were 19.5% and 22.1%, respectively. The decrease in the effective tax rate for year ended December 31, 2019 was primarily attributable to a notable amount of excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Intangible Income (FDII). The increase in the income tax provision for the year ended December 31, 2019 was primarily due to an increase in pre-tax book income compared to the same period in the prior year, which was partially offset by excess tax benefits recognized from share-based compensation and tax benefits related to the FDII.

Year ended December 31, 2018 compared to Year ended December 31, 2017

See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our new unsecured credit facility (the “Credit Facility”). As of December 31, 2019, we had cash and cash equivalents of $131.9 million. Approximately $21.6 million of our cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of December 31, 2019.

On September 30, 2019, the Company entered into the Credit Facility consisting of up to a $50.0 million revolving line of credit (the “Line of Credit”). The Credit Facility replaced a Senior Secured Term Loan Facility of $165.0 million (the “Prior Senior Secured Term Loan Facility”) and a Senior Secured Revolving Credit Facility of $150.0 million (the “Prior Senior Secured Revolving Credit Facility” and, together with the Prior Senior Secured Term Loan Facility, the “Prior Senior Secured Credit Facilities”) which were set to expire in December 2021. In relation to the termination of the Prior Senior Secured Credit Facilities, we repaid all outstanding obligations. As a result, no amounts remain outstanding under the Prior Senior Secured Credit Facilities.

As of December 31, 2019, we had $49.8 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt.  We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings.  While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises. We believe that our sources of liquidity and capital will be sufficient to finance our cash needs for the next 12 months and on a longer-term basis.  However, we cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs.

	Year Ended December 31,
Cash Flows (Amounts in thousands)	2019	2018	2017
Net cash provided by operating activities	$201,867	$156,584	$97,385
Net cash used in investing activities	(19,144)	(16,973)	(12,237)
Net cash used in financing activities	(73,918)	(141,580)	(97,828)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(167)	(1,241)	1,765
Increase (decrease) in cash, cash equivalents, and restricted cash	$108,638	$(3,210)	$(10,915)

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

Net cash flows provided by operating activities were $201.9 million for the year ended December 31, 2019 consisting of net income of $100.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $65.9 million, primarily related to amortization of intangibles of $14.8 million, depreciation of $8.4 million, stock based compensation expense of $20.7 million, deferred income tax provision of $10.1 million, and noncash lease expense of $9.9 million. Changes in operating assets and liabilities provided $35.6 million in operating cash flows and were primarily driven by increased accrued expenses of $21.8 million and increased advanced billings of $44.6 million, offset by increased accounts receivable and unbilled, net of $21.3 million.

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

Cash Flow from Investing Activities

Net cash used in investing activities was $19.1 million for the year ended December 31, 2019 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $17.0 million for the year ended December 31, 2018 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $12.2 million for the year ended December 31, 2017 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $73.9 million in the year ended December 31, 2019, primarily related to $80.4 million in principal payments on our Prior Senior Secured Term Loan Facility, offset by $6.5 million in proceeds from stock option exercises.

Net cash used in financing activities was $141.6 million in the year ended December 31, 2018, primarily related to $72.2 million in principal payments on our Prior Senior Secured Term Loan Facility and $70.0 million in principal payments on our Prior Senior Secured Revolving Credit Facility.

Net cash used in financing activities was $97.8 million in the year ended December 31, 2017, primarily related to $155.6 million in repurchases of common stock and $42.4 million in payments on our Prior Senior Secured Credit Facilities, offset by $100.0 million in proceeds from the Prior Senior Secured Revolving Credit Facility.

Share Repurchases

In November 2017, the Board members who are not affiliated with Cinven (the “Disinterested Directors”) approved an agreement to repurchase 2,000,000 shares of the Company’s common stock from Cinven in connection with a Secondary Offering (as described in Note 1 of the Notes to the Consolidated Financial Statements) for aggregate consideration of approximately $60.3 million, representing a purchase price of $30.16 per share. The Company funded the repurchase with approximately $60.0 million in borrowings under the Prior Senior Secured Revolving Credit Facility and cash on hand.

In August 2017, the Disinterested Directors of the Company approved a stock repurchase agreement with Medpace Limited Partnership, a Guernsey limited partnership (the “Limited Partnership” acting through its general partner, Medpace GP Limited, a Guernsey company, the “General Partner” and, the Limited Partnership acting through the General Partner, “Cinven”), pursuant to which the Company repurchased 2,000,000 shares of the Company’s common stock from Cinven for aggregate consideration of approximately $60.5 million, representing a purchase price of $30.27 per share. The Company funded the repurchase with cash on hand and $40.0 million in borrowings under our Prior Senior Secured Revolving Credit Facility.

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

In the first quarter of 2018, the Board of the Company authorized a share repurchase program with an authorized repurchase level of $50.0 million. There have been no share repurchases under this program.

Indebtedness

On September 30, 2019 (the “Closing Date”), Medpace Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., a wholly-owned subsidiary of the Company, as guarantor (the “Guarantor”), entered into the new loan agreement (the “Loan Agreement”), which provides for a new unsecured credit facility (the “Credit Facility”) in an aggregate principal amount up to $50.0 million. The Loan Agreement also provides that the Credit Facility will expire in 364 days from the Closing Date. The Credit Facility replaced the Prior Senior Secured Term Loan Facility of $165.0 million and the Prior Senior Secured Revolving Credit Facility of $150.0 million, which were set to expire in December 2021. In relation to the termination of the Prior Senior Secured Credit Facilities, we repaid all outstanding obligations. As a result, no amounts remain outstanding under the Prior Senior Secured Credit Facilities.

The Credit Facility is guaranteed by the Guarantor and its material, direct or indirect wholly owned domestic subsidiaries, with certain exceptions, including where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. All of the obligations under the Credit Facility are unsecured.

As of December 31, 2019, there were no borrowings outstanding under the Credit Facility. The Credit Facility provides that outstanding balances will bear interest at a rate of LIBOR plus 100 basis points (1.00%).

The Credit Facility is subject to customary negative covenants. The Company was in compliance with all financial covenants as of December 31, 2019.

The Credit Facility contains certain events of default, including, among others, non-payment of principal or interest, breach of the covenants, cross default and cross acceleration to certain other indebtedness, defaults on monetary judgment orders, certain ERISA events, certain bankruptcy and insolvency events, actual or asserted invalidity of any guarantee or security document and change in control.

As of December 31, 2019, we had no indebtedness under the Credit Facility. As of December 31, 2019, we had $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our future payments for all contractual obligations and commercial commitments for the years subsequent to the year ended December 31, 2019:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	201,496	17,474	35,952	26,931	121,139
Total	$201,496	$17,474	$35,952	$26,931	$121,139

We have recorded a tax liability for unrecognized benefits for uncertain tax positions of $8.2 million, which has not been included in the above table due to the uncertainties in the timing of settlement of the income tax positions.

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

Jumpstart our Business Startups Act of 2012

As of the year ended December 31, 2019, we ceased to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, since the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2019. As a result, beginning with this Annual Report on Form 10-K for the year ended December 31, 2019, we are subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, included herein.

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

Contracts containing operating leases are recorded on the consolidated balance sheets within Operating lease right-of-use (“ROU”) assets, Other current liabilities, and Operating lease liabilities. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term as of the lease commencement date. In addition, operating ROU assets also include lease payments made and exclude lease incentives and initial direct costs incurred.  Operating lease expense for lease payments is recognized on a straight-line basis over the lease term within Total direct costs and Selling, general, and administrative expenses. Variable lease costs are primarily related to adjustments for inflation, common area maintenance and property tax and are recognized within Total direct costs and Selling, general and administrative expenses.

Contracts containing finance leases are recognized initially in the same manner as Operating lease ROU assets and liabilities; however, they are recorded on the consolidated balance sheets within Property and equipment, net, Other current liabilities, and Other long-term liabilities. Finance lease assets are subsequently amortized on a straight line basis over the lease term within Depreciation expense, while the lease liability is accreted within Interest expense, net utilizing the discount rate determined at lease commencement and reduced by periodic lease payments over the lease term. Currently, the Company does not have any finance leases.

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

The Company may enter into short-term leases (leases with a lease term of less than one year), which it has elected not to capitalize as assets and liabilities on the consolidated balance sheets, but instead recognizes lease payments within Total direct costs and Selling, general, and administrative expenses on a straight line basis over the lease term.

Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Our reporting units are Phase I-IV clinical research services, or Phase I-IV and Laboratories.

The carrying value of goodwill is reviewed at least annually for impairment, or as indicators of potential impairment are identified, at the reporting unit level. We perform our annual goodwill impairment test during the fourth quarter each year, comparing the fair value of each of our reporting units with its carrying amount, inclusive of goodwill. A goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Reporting unit fair value is estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method. The reporting unit’s discounted cash flow analysis requires significant management judgment with respect to net revenue, total direct costs and amortization, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate. The projected revenue and expense assumptions and capital expenditures are based on our annual and long-term business plans. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations.

There was no indication of impairment related to goodwill based on the fourth quarter 2019 assessment as the fair value of the reporting units was substantially in excess of carrying value.

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

Intangible Assets

The Company has an indefinite lived intangible asset related to its trade name valued at $31.6 million. The carrying value of the trade name asset is reviewed at least annually for impairment, or as indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation. The relief from royalty method requires management judgment with respect to projected net revenue, profitability and growth and the selection and use of an appropriate discount rate. There was no indication of impairment related to the trade name asset based on the fourth quarter 2019 assessment.

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

Finite-lived intangible assets consist mainly of the value assigned to customer relationships and developed technologies. Finite-lived intangible assets are amortized straight-line or using an accelerated method over their estimated useful lives, which range in term from 5 to 15 years. Amortization expense recognized related to finite lived intangible assets was $14.8 million, $29.6 million and $37.9 million, respectively, for the years ended December 31, 2019, 2018 and 2017.

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

The recoverability of our deferred tax assets is estimated based on consideration of all available positive and negative evidence, including, but not limited to, our ability to generate a sufficient level of future taxable income, reversals of deferred tax liabilities (other than those with an indefinite reversal period), tax planning strategies and recent financial performance. The assessment of recoverability is performed on a jurisdiction by jurisdiction basis. Based on the analysis of the above factors, we determined that as of December 31, 2019 and 2018 a valuation allowance in the amount of $0.8 million and $0.2 million, respectively, was required relating to certain foreign operating loss carryforwards, and other deferred tax assets that are currently not expected to be realized. Differences in actual results compared to our estimates and changes in our assumptions could result in an adjustment to the valuation allowance in the future and would generally impact earnings or other comprehensive income depending on the nature of the respective deferred asset for which the valuation allowance exists.

We have recognized certain liabilities, including penalties and interest in the amount of $1.4 million as of December 31, 2019, within other long-term liabilities on the consolidated balance sheets. These relate to uncertain tax positions that are subject to various assumptions and judgment. Liabilities for these uncertain tax positions are assessed on a position by position basis. The calculation of these liabilities involves dealing with uncertainties in the application of complex tax regulations in both domestic and foreign jurisdictions. These positions may be subject to audit and review by tax authorities, and may result in future taxes, interest and penalties if we are unsuccessful in defending our positions. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively would result.

As of December 31, 2019 and 2018, as a result of an updated analysis of future cash needs in the United States and opportunities for investment outside the United States, we assert that all foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. These undistributed earnings of foreign subsidiaries will support future growth in foreign markets and maintain current operating needs of foreign locations. We will continue to monitor our assertion related to investment of foreign earnings. See Note 11 of the Notes to Consolidated Financial Statements for further information regarding this assertion.

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

The following table summarizes the key weighted average assumptions used in the Black-Scholes-Merton option pricing model to calculate the fair value of options during the periods:

	Year Ended December 31,
	2019	2018	2017
Expected holding period - years	2.6	5.4	5.4
Expected volatility	26.3%	27.0%	28.0%
Risk-free interest rate	2.0%	2.8%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the table above reflect both grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting and reflect a fair value calculation for stock options outstanding in the period subject to liability-classified stock compensation accounting.  As of December 31, 2019 all outstanding stock based awards were subject to equity classification.

The weighted average grant date fair value of employee stock options granted was $14.06, $11.51 and $8.54 for the years ended December 31, 2019, 2018 and 2017.

Effect of Recent Accounting Pronouncements

Refer to Note 2 of the Notes to Consolidated Financial Statements for management’s discussion of the effect of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, inflation, interest rates, and other relevant market rates or prices changes. We are exposed to market risk from changes in foreign currency exchange rates, inflation rate and credit risk and we regularly evaluate our exposure to such changes.

Foreign Currency Risk

We have business operations globally, and accordingly, we are exposed to foreign currency fluctuations that can affect our financial results. For the years ended December 31, 2019 and 2018, approximately 11.1% and 8.7% of our revenue was derived from contracts denominated in currencies other than the U.S. dollar, whereas approximately 22.3% and 29.8% of our operational costs, including, but not limited to, salaries, wages and other employee benefits, were derived in foreign currencies. Of these exposures, approximately 81.9% and 87.5% of revenue denominated in foreign currencies and approximately 52.8% and 48.3% of operational costs denominated in foreign currencies were Euro denominated for the years ended December 31, 2019 and 2018, respectively.  Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. We recalculated our reported pre-tax income for the years ended December 31, 2019 and 2018 using foreign exchange rates that were 10% higher and 10% lower than actual exchange rates utilized during the year. When utilizing foreign exchange rates 10% higher than actual exchange rates, our pre-tax income for the years ended December 31, 2019 and 2018 is positively impacted by approximately $6.7 million and $5.1 million, respectively. When utilizing foreign exchange rates 10% lower than actual exchange rates, our pre-tax income for the years ended December 31, 2019 and 2018 is negatively impacted by approximately $6.7 million and $5.1 million, respectively.

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

We generally do not require collateral or other securities to support customer receivables. In the years ended December 31, 2019 and 2018, credit losses have been immaterial and within our expectations. Moreover, in many cases we require advance payment from our customers for a portion of the study contract price upon the signing of a service contract which helps to mitigate credit risk. As of the years ended December 31, 2019 and 2018, there were no major customers accounting for more than 10% of our accounts receivable and unbilled, net.

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

Interest Rates

We have no outstanding long-term debt as of December 31, 2019. We therefore no longer have meaningful interest rate risk. However, if the need for additional liquidity arises and we utilize our Credit Facility, interest rates could have a material adverse effect on our operations or financial condition.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making these assessments, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment and the criteria in the COSO framework, management has concluded that the Company’s internal control over financial reporting as of December 31, 2019 was effective.

The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Medpace Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medpace Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases, using the comparatives under FASB ASC Topic 840, Leases approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition — Clinical Research – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes contract revenue over the contract term as the service progresses, because the transfer of control to the customer is continuous. Substantially all of the Company’s clinical research contracts consist of a single performance obligation as the promise to transfer individual services described in the contracts are not separately identifiable from other promises in the contracts, and therefore not distinct.  The accounting for these contracts involves judgment, particularly as it relates to the process of estimating costs to complete a contract for the performance obligation, which includes direct costs, reimbursable out-of-pocket costs, and reimbursable investigator site payments.  Contract costs are recognized as incurred, and revenue recognition is based on cost incurred to date for the services provided compared to the total estimated costs to complete a contract.

Given the judgments necessary to estimate costs to complete a contract for the performance obligation used to recognize revenue for certain clinical research contracts over time, auditing such estimates required extensive audit effort due to the complexity of contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of costs to complete a contract for the performance obligation used to recognize revenue for certain clinical research contracts included the following, among others:

•	We selected a sample of contracts and performed the following:
•

Evaluated whether the contracts were properly included in management’s calculation of contract revenue based on the terms and conditions of each selected contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

•

Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any pricing modifications and scope changes that were agreed upon with the customers.

•

Tested management’s identification of distinct performance obligations by evaluating whether the progress of performance completed or delivered to date compared to total services to be delivered under the terms of the arrangement.

•	Tested the accuracy and completeness of the total contract costs incurred to date for the performance obligation.
•	Evaluated the estimates of costs to complete a contract for the performance obligation by:
•	Comparing costs incurred to date to the costs management estimated to be incurred to date.
•

Evaluating management’s ability to achieve the estimates of total contract cost by performing corroborating inquiries with the Company’s project managers and financial analysts, and comparing the estimates to management’s work plans and cost estimates.

•	Comparing management’s estimates for the selected contracts to costs of similar performance obligations, when applicable.
•	Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•	We selected a sample of contracts and evaluated management’s ability to estimate total contract costs accurately by comparing actual costs to management’s historical estimates.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 25, 2020

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Medpace Holdings, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Medpace Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those financial statements, and included an explanatory paragraph related to the Company’s change in method of accounting for leases in fiscal year 2019.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 25, 2020

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)
	As Of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$131,920	$23,275
Restricted cash	-	7
Accounts receivable and unbilled, net (includes $1.9 million and $3.8 million with related parties at December 31, 2019 and 2018, respectively)	155,662	133,449
Prepaid expenses and other current assets	29,446	21,383
Total current assets	317,028	178,114
Property and equipment, net	47,292	52,255
Operating lease right-of-use assets	52,152	-
Goodwill	662,396	660,981
Intangible assets, net	54,350	69,179
Deferred income taxes	376	713
Other assets	9,477	6,691
Total assets	$1,143,071	$967,933
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.2 million and $0.3 million with related parties at December 31, 2019 and 2018, respectively)	$22,404	$16,737
Accrued expenses	109,252	87,493
Advanced billings (includes $3.0 million and $0.4 million with related parties at December 31, 2019 and 2018, respectively)	192,359	147,935
Other current liabilities	18,987	4,861
Total current liabilities	343,002	257,026
Long-term debt, net, less current portion	-	79,721
Operating lease liabilities	45,212	-
Deemed landlord liability, less current portion	-	24,484
Deferred income tax liability	12,849	439
Other long-term liabilities	15,725	16,560
Total liabilities	416,788	378,230
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at December 31, 2019 and 2018, respectively; 36,065,278 and 35,665,910 shares issued and outstanding at December 31, 2019 and 2018, respectively	360	356
Treasury stock - 200,000 shares at December 31, 2019 and 2018, respectively	(6,030)	(6,030)
Additional paid-in capital	666,585	639,381
Retained earnings (accumulated deficit)	68,109	(41,487)
Accumulated other comprehensive loss	(2,741)	(2,517)
Total shareholders’ equity	726,283	589,703
Total liabilities and shareholders’ equity	$1,143,071	$967,933

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Revenue, net (includes $18.9 million and $15.1 million with related parties for the years ended December 31, 2019 and 2018)	$860,969	$704,589	$-
Service revenue, net (includes $11.1 million with related parties for the year ended December 31, 2017)	-	-	386,462
Reimbursed out-of-pocket revenue (includes $1.5 million with related parties for year ended December 31, 2017)	-	-	49,690
Total revenue	860,969	704,589	436,152
Operating expenses:
Direct service costs, excluding depreciation and amortization	321,006	252,284	211,773
Reimbursed out-of-pocket expenses	294,266	236,775	49,690
Total direct costs	615,272	489,059	261,463
Selling, general and administrative	95,245	75,681	63,357
Depreciation	8,360	9,240	8,574
Amortization	14,829	29,561	37,900
Total operating expenses	733,706	603,541	371,294
Income from operations	127,263	101,048	64,858
Other expense, net:
Miscellaneous (expense) income, net	(863)	1,060	(354)
Interest expense, net	(1,568)	(8,157)	(7,559)
Total other expense, net	(2,431)	(7,097)	(7,913)
Income before income taxes	124,832	93,951	56,945
Income tax provision	24,389	20,766	17,823
Net income	$100,443	$73,185	$39,122
Net income per share attributable to common shareholders:
Basic	$2.79	$2.05	$1.00
Diluted	$2.67	$1.97	$0.98
Weighted average common shares outstanding:
Basic	35,881	35,547	39,056
Diluted	37,576	36,912	39,839

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$100,443	$73,185	$39,122
Other comprehensive (loss) income
Foreign currency translation adjustments, net of taxes	(224)	(1,783)	3,008
Comprehensive income	$100,219	$71,402	$42,130

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE — December 31, 2016	$407	$-	$623,629	$(9,584)	$(3,742)	$610,710
Impact to Retained Earnings from adoption of ASU 2016-09			440	(440)
BALANCE — January 1, 2017	407	-	624,069	(10,024)	(3,742)	610,710
Net income				39,122		39,122
Foreign currency translation					3,008	3,008
Stock-based compensation expense			4,463			4,463
Stock options exercised	1		1,811			1,812
Repurchases of common stock	(51)			(149,500)		(149,551)
Treasury stock purchases	(2)	(6,030)				(6,032)
Tax effect of initial public offering related costs			(2)			(2)
BALANCE — December 31, 2017	$355	$(6,030)	$630,341	$(120,402)	$(734)	$503,530
Impact to Retained Earnings from adoption of ASU 2014-09				5,730		5,730
BALANCE — January 1, 2018	355	(6,030)	630,341	(114,672)	(734)	509,260
Net income				73,185		73,185
Foreign currency translation					(1,783)	(1,783)
Stock-based compensation expense			6,499			6,499
Stock options exercised	1		2,541			2,542
BALANCE — December 31, 2018	$356	$(6,030)	$639,381	$(41,487)	$(2,517)	$589,703
Impact to Retained Earnings from adoption of ASU 2016-02				9,153		9,153
BALANCE — January 1, 2019	356	(6,030)	639,381	(32,334)	(2,517)	598,856
Net income				100,443		100,443
Foreign currency translation					(224)	(224)
Stock-based compensation expense			20,741			20,741
Stock options exercised	4		6,463			6,467
BALANCE — December 31, 2019	$360	$(6,030)	$666,585	$68,109	$(2,741)	$726,283

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,443	$73,185	$39,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,360	9,240	8,574
Amortization	14,829	29,561	37,900
Stock-based compensation expense	20,741	6,499	4,463
Amortization of debt issuance costs and discount	954	615	662
Noncash lease expense	9,949	-	-
Deferred income tax provision	10,050	3,942	3,237
Amortization and adjustment of deferred credit	(801)	(7,712)	(8,781)
Other	1,754	1,653	(673)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(21,256)	(27,047)	(2,898)
Prepaid expenses and other current assets	(7,381)	(1,241)	(3,533)
Accounts payable	4,730	1,342	4,816
Accrued expenses	21,824	29,029	(1,313)
Pre-funded study costs	-	-	5,292
Advanced billings	44,584	35,593	7,735
Lease liabilities	(9,034)	-	-
Other assets and liabilities, net	2,121	1,925	2,782
Net cash provided by operating activities	201,867	156,584	97,385
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(17,912)	(16,024)	(11,724)
Acquisition of intangibles	-	-	(569)
Other	(1,232)	(949)	56
Net cash used in investing activities	(19,144)	(16,973)	(12,237)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	6,520	2,489	1,812
Repurchases of common stock	-	-	(155,583)
Payment of debt	(80,438)	(72,188)	(12,375)
Proceeds from revolving loan	-	-	100,000
Payments on revolving loan	-	(70,000)	(30,000)
Payment of deemed landlord liability	-	(1,881)	(1,682)
Net cash used in financing activities	(73,918)	(141,580)	(97,828)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(167)	(1,241)	1,765
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	108,638	(3,210)	(10,915)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	23,282	26,492	37,407
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$131,920	$23,282	$26,492
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash paid during the period for income taxes	$13,235	$23,311	$17,180
Cash paid during the period for interest	$1,489	$7,589	$6,888
Acquisition of property and equipment—non-cash	$2,529	$1,551	$678

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and 2018, and for the Years Ended December 31, 2019, 2018 and 2017

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

Share Repurchases

In November 2017, the Board members who are not affiliated with Cinven (the “Disinterested Directors”) approved an agreement to repurchase 2,000,000 shares of the Company’s common stock from Cinven in connection with the Secondary Offering (as described below) for aggregate consideration of approximately $60.3 million, representing a purchase price of $30.16 per share. The Company funded the repurchase with approximately $60.0 million in borrowings under the Prior Senior Secured Revolving Credit Facility (defined in Note 7 of the Notes to Consolidated Financial Statements) and cash on hand.

In August 2017, the Disinterested Directors of the Company approved a stock repurchase agreement with Medpace Limited Partnership, a Guernsey limited partnership (the “Limited Partnership” acting through its general partner, Medpace GP Limited, a Guernsey company, the “General Partner” and, the Limited Partnership acting through the General Partner, “Cinven”), pursuant to which the Company repurchased 2,000,000 shares of the Company’s common stock from Cinven for aggregate consideration of approximately $60.5 million, representing a purchase price of $30.27 per share. The Company funded the repurchase with cash on hand and $40.0 million in borrowings under our Prior Senior Secured Revolving Credit Facility.

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

In the first quarter of 2018, the Board of the Company authorized a share repurchase program with an authorized repurchase level of $50.0 million. There have been no share repurchases under this program.

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

Separately, net realized gains and losses on foreign currency transactions are included in Miscellaneous (expense) income, net, on the consolidated statements of operations. Foreign currency transactions resulted in a net (loss)/gain of ($0.6) million, $0.4 million, and ($1.0) million during the years ended December 31, 2019, 2018, and 2017, respectively.

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

Certain contracts contain volume rebate arrangements with our customers that provide for rebates if certain specified spending thresholds are met. These obligations are considered as a reduction in revenue when it appears probable that the arrangement thresholds will be met, which can be at contract inception. Total revenue is presented net of rebates of $6.2 million, $1.2 million and $0.2 million in the consolidated statements of operations during the years ended December 31, 2019, 2018 and 2017, respectively.

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

On December 31, 2019 and 2018, the Company had approximately $1.4 billion and $1.1 billion of performance obligations remaining to be performed for active projects.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The cash and cash equivalent balances are held and maintained with financial institutions with reputable credit ratings and, consequently, the Company believes that such funds are subject to minimal credit risk.

The Company generally does not require collateral or other securities to support customer receivables. In the years ended December 31, 2019, 2018 and 2017, credit losses have been immaterial and within management’s expectations. At December 31, 2019 and 2018, there were no customers accounting for more than 10% of the Company’s accounts receivable.

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

Advertising expenses are recorded as a component of Selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expenses of $0.7 million, $0.8 million and $0.6 million were incurred during the years ended December 31, 2019, 2018 and 2017, respectively.

Prior to the adoption of Accounting Standard Update No. 2014-09 ‘‘Revenue from Contracts with Customers”, fees paid to investigators and other disbursements in which the Company acts as an agent on behalf of the customer were recorded net in the consolidated statements of operations with no impact on the Company’s revenue or expenses. Funds received in advance of study expenditures were recorded as Pre-funded study cost liabilities on the consolidated balance sheets. Any pre-funded amounts remaining at the conclusion of a study were returned to the client. Pre-funded study cost disbursements of $138.7 million were made during the year ended December 31, 2017.

Income Taxes

The Company’s consolidated U.S. federal income tax return is comprised of its U.S. subsidiaries and one of its foreign branches located in Korea. All foreign subsidiaries of the Company file tax returns in their local jurisdictions.

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

The Company’s current accounting position is that unremitted foreign earnings are indefinitely reinvested. Therefore, the Company has not recorded deferred foreign withholding taxes on the unremitted foreign earnings. Refer to Note 11 for further information regarding this assertion.

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

Equity Awards

In connection with the Company's initial public offering (IPO), the Board approved the formation of the 2016 Incentive Award Plan (the “2016 Plan”), which replaced our 2014 Equity Incentive Plan (the “2014 Plan”). The 2016 Plan provides for long-term equity incentive compensation for key employees, officers and non-employee directors. A variety of discretionary awards (collectively, the “Awards”) for employees and non-employee directors are authorized under the 2016 Plan, including vested common shares, stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), or other cash based or stock dividend equivalent awards. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the 2016 Plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the market price of our common stock at the date of grant and option terms are not expected to exceed ten years.  All outstanding Awards under the 2016 Plan are equity classified awards.

The Company created the 2014 Plan, providing for the future issuance of vested shares, stock options, RSAs and RSUs in Medpace Holdings, Inc.’s common stock (the “2014 Plan Awards”). The 2014 Plan Awards were subject to either equity or liability-classification pursuant to the terms of the participant’s award agreement and the 2014 Plan based on accounting guidance which governs such transactions. All outstanding Awards under the 2014 Plan are equity classified awards.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except for earnings per share):

	Year Ended December 31,
	2019	2018	2017
Weighted-average shares:
Common shares outstanding	35,881	35,547	39,056
RSAs	100	142	90
Total weighted-average shares	35,981	35,689	39,146
Earnings per common share—Basic
Net income	$100,443	$73,185	$39,122
Less: Undistributed earnings allocated to RSAs	279	291	90
Net income available to common shareholders—Basic	$100,164	$72,894	$39,032

Net income per common share—Basic	$2.79	$2.05	$1.00

Basic weighted-average common shares outstanding	35,881	35,547	39,056
Effect of diluted shares	1,695	1,365	783
Diluted weighted-average shares outstanding	37,576	36,912	39,839

Net income per common share—Diluted	$2.67	$1.97	$0.98

For the years ended December 31, 2019, 2018 and 2017, the computation of diluted EPS excludes the effect of (in thousands) 248, 121 and 63 stock options, respectively, due to each respective period’s average fair value of the Company’s common stock not exceeding the exercise prices.

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

The Company does not have any recurring fair value measurements as of December 31, 2019. There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2019, 2018 and 2017.

Cash and Cash Equivalents, including Restricted Cash

Cash and cash equivalents, including restricted cash, are invested in demand deposits and money market funds, all of which have an original maturity of three months or less. Restricted cash consists of customer funds received in advance and subject to specific restrictions, as well as amounts placed in escrow for contingent payments resulting from acquisitions or other contractual arrangements.

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

Contracts containing operating leases are recorded on the consolidated balance sheets within Operating lease right-of-use (“ROU”) assets, Other current liabilities, and Operating lease liabilities. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term as of the lease commencement date. In addition, operating ROU assets also include lease payments made and exclude lease incentives and initial direct costs incurred.  Operating lease expense for lease payments is recognized on a straight-line basis over the lease term within Total direct costs and Selling, general, and administrative expenses. Variable lease costs are primarily related to adjustments for inflation, common area maintenance and property tax and are recognized within Total direct costs and Selling, general and administrative expenses.

Contracts containing finance leases are recognized initially in the same manner as Operating lease ROU assets and liabilities; however, they are recorded on the consolidated balance sheets within Property and equipment, net, Other current liabilities, and Other long-term liabilities. Finance lease assets are subsequently amortized on a straight line basis over the lease term within Depreciation expense, while the lease liability is accreted within Interest expense, net utilizing the discount rate determined at lease commencement and reduced by periodic lease payments over the lease term. Currently, the Company does not have any finance leases.

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

The Company may enter into short-term leases (leases with a lease term of less than one year), which it has elected not to capitalize as assets and liabilities on the consolidated balance sheets, but instead recognizes lease payments within Total direct costs and Selling, general, and administrative expenses on a straight line basis over the lease term.

Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. The carrying value of goodwill is reviewed at least annually for impairment, or as indicators of potential impairment are identified, at the reporting unit level. The reporting units are Phase I-IV clinical research services and Laboratories as of December 31, 2019.

The Company performs its annual impairment tests during the fourth quarter each year, comparing the fair value of each of our reporting units with its carrying amount, inclusive of goodwill. A goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Fair value is estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method. There was no indication of impairment related to goodwill based on the fourth quarter 2019 assessment.

Intangible Assets

The Company has an indefinite lived intangible asset related to its trade name. The carrying value of the trade name asset is reviewed at least annually for impairment, or as indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation. There was no indication of impairment related to the trade name asset based on the fourth quarter 2019 assessment.

Finite-lived intangible assets consist mainly of the value assigned to customer relationships and developed technologies. Finite-lived intangible assets are amortized straight-line or using an accelerated method over their estimated useful lives, which range in term from five to fifteen years.

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

In May 2014, the FASB issued ASU No. 2014-09 ‘‘Revenue from Contracts with Customers,’’ (“ASC 606”) to clarify the principles of recognizing revenue and create common revenue recognition guidance between US GAAP and International Financial Reporting Standards. The new standard became effective for the Company in the first quarter of 2018.

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

	Year Ended December 31, 2018
	As Reported	Adjustments	As Revised under ASC 605
Revenue:
Revenue, net	$704,589	$(704,589)	$-
Service revenue, net	-	478,063	478,063
Reimbursed out-of-pocket revenue	-	71,305	71,305
Total revenue	704,589	(155,221)	549,368
Operating expenses:
Direct service costs, excluding depreciation and amortization	252,284	-	252,284
Reimbursed out-of-pocket expenses	236,775	(165,470)	71,305
Total direct costs	489,059	(165,470)	323,589
Total operating expenses	603,541	(165,470)	438,071
Income from operations	101,048	10,249	111,297
Income before income taxes	93,951	10,249	104,200
Income tax provision	20,766	1,882	22,648
Net income	$73,185	$8,367	$81,552
Net income per share attributable to common shareholders:
Basic	$2.05	$0.24	$2.29
Diluted	$1.97	$0.23	$2.20
Weighted average common shares outstanding:
Basic	35,547	-	35,547
Diluted	36,912	-	36,912

ASSETS	As of December 31, 2018
Current assets:	As Reported	Adjustments	As Revised under ASC 605
Accounts receivable and unbilled, net	133,449	(28,729)	104,720
Prepaid expenses and other current assets	21,383	1,147	22,530
Total current assets	178,114	(27,582)	150,532
Deferred income taxes	713	(389)	324
Total assets	$967,933	$(27,971)	$939,962
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	87,493	(51,109)	36,384
Pre-funded study costs	-	61,156	61,156
Advanced billings	147,935	(41,732)	106,203
Other current liabilities	4,861	(590)	4,271
Total current liabilities	257,026	(32,275)	224,751
Deferred income tax liability	439	2,049	2,488
Other long-term liabilities	16,560	(382)	16,178
Total liabilities	378,230	(30,608)	347,622
Shareholders’ equity:
Accumulated deficit	(41,487)	2,637	(38,850)
Total shareholders’ equity	589,703	2,637	592,340
Total liabilities and shareholders’ equity	$967,933	$(27,971)	$939,962

CASH FLOWS FROM OPERATING ACTIVITIES:	Year Ended December 31, 2018
	As Reported	Adjustments	As Revised under ASC 605
Net income	73,185	8,367	81,552
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision	3,942	4,002	7,944
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(27,047)	4,842	(22,205)
Prepaid expenses and other current assets	(1,241)	(1,147)	(2,388)
Accrued expenses	29,029	(15,967)	13,062
Pre-funded study costs	-	3,782	3,782
Advanced billings	35,593	(2,907)	32,686
Other assets and liabilities, net	1,925	(972)	953
Net cash provided by operating activities	156,584	-	156,584

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASC 842”). The guidance in ASC 842 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13) (“ASC 840”). The objective of ASC 842 is to increase transparency and comparability among organizations by requiring the recognition of Right-of-use assets (“ROU assets”) and Lease liabilities on the balance sheet.  In addition, ASC 842 introduces additional disclosure requirements that are meant to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  ASC 842 became effective for the Company in the first quarter of 2019.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company adopted this standard in the first quarter of 2019 and it had no impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies how an entity assesses goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted.  The Company adopted this standard on a prospective basis in the first quarter of 2019 and it had no impact to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” intended to provide financial statement users with more decision-useful information about expected credit losses and other commitments to extend credit held by the reporting entity. The standard replaces the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective on January 1, 2020, with early adoption permitted. The Company will adopt this standard in the first quarter of 2020 and expects no material impact to the consolidated financial statements.

3. CONTRACT ASSETS AND CONTRACT LIABILITIES

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2019	2018
Accounts receivable	$127,877	$85,120
Unbilled receivables	28,368	49,361
Less: allowance for doubtful accounts	(583)	(1,032)
Total accounts receivable and unbilled, net	$155,662	$133,449

Unbilled receivables decreased to $28.4 million at December 31, 2019 from $49.4 million at December 31, 2018.

Contract Liabilities

Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2019	2018
Advanced billings	$192,359	$147,935

Advanced billings increased to $192.4 million at December 31, 2019, from $147.9 million at December 31, 2018.

A rollforward of allowance for doubtful account activity is as follows:

	Year Ended December 31,
	2019	2018	2017
Allowance for doubtful accounts - beginning balance	$(1,032)	$(673)	$(3,222)
Current year provision	(263)	(791)	(250)
Write-offs, recoveries and the effects of foreign currency exchange	712	432	2,799
Allowance for doubtful accounts - ending balance	$(583)	$(1,032)	$(673)

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31 (in thousands):

	2019	2018
Land	$1,577	$1,240
Equipment	20,225	15,437
Furniture, fixtures, and leasehold improvements	24,624	20,892
Computer hardware, software, and phone equipment	15,958	11,566
Buildings	13,272	8,145
Deemed assets from landlord building construction	-	22,752
Construction-in-progress	3,265	5,334
Property and equipment at cost	78,921	85,366
Less: Accumulated depreciation	(31,629)	(33,111)
Property and equipment, net	$47,292	$52,255

Depreciation expense was $8.4 million, $9.2 million and $8.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

In 2011, Medpace, Inc. entered into two multi-year lease agreements governing the future occupancy of additional office space in Cincinnati, Ohio. The Company assumed occupancy of both spaces during 2012 and began making lease payments at that time. The leases expire in 2027 and the Company has one 10-year option to extend the term of the leases. As of December 31, 2018, in accordance with the accounting guidance related to leases under ASC 840, the Company was deemed in substance to be the owner of the properties during the construction phase. The accounting guidance required that a lessee be considered the owner of a real estate project during the construction period if a related party of the lessee is an owner of the real estate. Given that a related party of Medpace made an equity investment in the lessor, Medpace was considered the owner of the property for accounting purposes during the buildings’ construction. Accordingly, the Company reflected the building and related liabilities as Deemed assets from landlord building construction (“Deemed Assets”) and Deemed landlord liabilities, respectively in the consolidated balance sheets. The Deemed Assets were being fully depreciated, on a straight line basis, over the 15-year term of the lease. As of December 31, 2019, in accordance with the accounting guidance related to leases under ASC 842, these leases have been classified as operating leases and the deemed assets have been removed. See Note 2 in the Notes to Consolidated Financial Statements for a description of the ASC 842 adoption entries.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Total assets carried on the balance sheet and not remeasured to fair value on a recurring basis, identified as Level 3 measurements, as of December 31, 2019 are $694.0 million, comprised of $662.4 million of goodwill and $31.6 million of identified indefinite-lived intangible assets. Accumulated goodwill impairment losses to date amounts to $9.3 million, all of which was recognized in 2015.

Intangible Assets, Net

Intangible assets, net consisted of the following at December 31 (in thousands):

	2019	2018
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	$145,051	$145,051
Developed technologies	54,475	54,475
Other	3,074	3,074
Total finite-lived intangible assets	202,600	202,600
Accumulated amortization:
Customer relationships	(122,426)	(110,636)
Developed technologies	(54,475)	(51,751)
Other	(2,995)	(2,680)
Total accumulated amortization	(179,896)	(165,067)
Total finite-lived intangible assets, net	22,704	37,533
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$54,350	$69,179

As of December 31, 2019, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
2020	$7,876
2021	5,114
2022	3,353
2023	2,199
2024	1,443
Later years	2,719
$22,704

6. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31 (in thousands):

	2019	2018
Employee compensation and benefits	$34,119	$31,344
Project related reimbursable expenses	68,696	51,109
Other	6,437	5,040
Total accrued expenses	$109,252	$87,493

7. DEBT

Debt consisted of the following at December 31 (in thousands):

	2019	2018
Term loan	$-	$80,438
Less unamortized discount	-	(282)
Less unamortized term loan debt issuance costs	-	(435)
Long-term debt, net, less current portion	$-	$79,721

2019 Credit Agreement

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

As of December 31, 2019, there were no outstanding borrowings under the Credit Facility and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

The Loan Agreement replaced the Company’s senior secured credit agreement dated as of December 8, 2016 (the “Prior Senior Secured Credit Agreement”), which was terminated on September 30, 2019 (the “Termination Date”). As of September 30, 2019, no amounts were drawn under the Prior Senior Secured Credit Agreement and no fees or penalties were incurred as a result of the termination, other than the payment of accrued commitment fees of $0.1 million through the Termination Date. In addition, on the Termination Date, the Company recorded unamortized loan issuance fees of $0.7 million, consisting of $0.5 million in Selling, general and administrative and $0.2 million of interest expense, during the third quarter of 2019, representing unamortized loan origination fees and loan discounts, respectively, associated with the Prior Senior Secured Credit Agreement.

2016 Credit Agreement

On December 8, 2016, Medpace IntermediateCo, Inc., as borrower, and Medpace Acquisition, Inc., a wholly-owned subsidiary of Medpace Holdings, Inc., as parent guarantor (the “Parent Guarantor”), entered into the Prior Senior Secured Credit Agreement consisting of a $165.0 million term loan (the “Prior Senior Secured Term Loan Facility”) issued at 99.7% and a $150.0 million senior secured revolving credit facility (the “Prior Senior Secured Revolving Credit Facility” and, together with the Prior Senior Secured Term Loan Facility, the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Term Loan Facility and Prior Senior Secured Revolving Credit Facility were set to expire in December 2021, but were terminated on September 30, 2019.

The Prior Senior Secured Credit Facilities provided for, at the Company’s option, interest at the Eurocurrency rate or Base rate for the Prior Senior Secured Term Loan Facility and the Prior Senior Secured Revolving Credit Facility borrowings. The Company, at its discretion, could choose interest periods of one, two, three or six months, which determines the interest rate to be applied. Interest on Eurocurrency loans was payable at the end of the selected Eurocurrency term and interest on Base rate loans were payable quarterly in conjunction with any required principal payments.

Borrowings under the Prior Senior Secured Credit Facilities bore interest at a rate equal to, at our option, either (i) the adjusted Eurocurrency rate based on LIBOR for U.S. dollar deposits for loans denominated in dollars, EURIBOR for Euro deposits for loans denominated in Euros and the offer rate for any other currencies for loans denominated in such other currencies for the relevant interest period plus an applicable margin from 1.25% to 2.25% based on the total net leverage ratio from less than 1.50:1.00 to greater than 3.75:1:00, or (ii) an alternative base rate (determined by reference to the highest of (a) the prime commercial lending rate of the administrative agent, as established from time to time, (b) the Federal Funds Rate plus 0.50% and (c) the one-month adjusted Eurocurrency rate for loans in U.S. dollars plus 1.00%) plus an applicable margin from 0.25% to 1.25% based on the total net leverage ratio from less than 1.50:1.00 to greater than 3.75:1:00.  The applicable margin as of December 31, 2018 was 1.25% for eurocurrency loans and 0.25% for base rate loans. The Company was able to voluntarily prepay outstanding loans under the Prior Senior Secured Credit Facilities without premium or penalty. As of December 31, 2018, the interest rate applicable on the term loan was the Eurocurrency interest rate of 3.77%.

In addition, the Company was required to pay to the lenders a commitment fee on a quarterly basis at an annual rate of 0.375% of the unused borrowings under the Prior Senior Secured Revolving Credit Facility for the first full fiscal quarter after the closing date, and thereafter 0.50% if the total net leverage ratio is greater than or equal to 3.00:1.00, or 0.375% if the total net leverage ratio is less than 3.00:1.00. At December 31, 2018 the Company had no outstanding borrowings under the Prior Senior Secured Revolving Credit Facility, resulting in $149.8 million in undrawn capacity available under the Prior Senior Secured Revolving Credit Facility. As of December 31, 2018, the interest rate applicable on the Prior Senior Secured Revolving Credit Facility was the Eurocurrency interest rate of 3.77%. In addition, the Company had $0.2 million in letters of credit outstanding, which were secured by the Prior Senior Secured Revolving Credit Facility at December 31, 2018.

The original issue discount of $0.5 million related to the issuance of the Prior Senior Secured Term Loan Facility was recorded as a reduction of the underlying debt issuances within Long-term debt, net, less current portion and was being amortized over the life of the debt using the effective-interest method. The unamortized portion of the discount related to the Prior Senior Secured Term Loan Facility was $0.3 million as of December 31, 2018. Per the terms of the Prior Senior Secured Credit Term Loan Facility, principal was scheduled to be paid quarterly on the last business day of March, June, September and December of each year, beginning March 2017.

Origination fees of $0.8 million related to the Prior Senior Secured Term Loan Facility were recorded as a reduction of the underlying debt issuances in Long-term debt, net. These fees were being amortized over the life of the debt using the effective-interest method. The unamortized portion of the origination fees related to the Prior Senior Secured Term Loan Facility was $0.4 million at December 31, 2018.

In the second quarter of 2019, the Company paid off its remaining outstanding obligations against its Prior Senior Secured Term Loan Facility. Upon satisfaction of the outstanding obligations of the Prior Senior Secured Term Loan Facility, the Company recorded unamortized term loan issuance fees of $0.3 million to Selling, general and administrative expenses and the unamortized discount of $0.2 million to Interest expense, net.

Origination fees of $1.6 million related to the Prior Senior Secured Revolving Credit Facility were originally capitalized as a component of Other assets. These fees were being amortized over the life of the debt using the effective-interest method. The unamortized portion of the origination fees related to the Prior Senior Secured Revolving Credit Facility were $0.9 million at December 31, 2018.

The Prior Senior Secured Credit Facilities were guaranteed by the Parent Guarantor and its material, direct or indirect wholly owned domestic subsidiaries, with certain exceptions, including where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. The Prior Senior Secured Credit Facilities were subject to customary covenants relating to financial ratios and restrictions on certain types of transactions, including restricting the Company's ability to incur additional indebtedness, acquire and dispose of assets, make investments, pay dividends, or engage in mergers and acquisitions. The Company was required to maintain a ratio of consolidated funded indebtedness minus unrestricted cash and cash equivalents (in the aggregate not to exceed $50 million and to include not more than $25 million of foreign unrestricted cash and cash equivalents) to consolidated EBITDA for the most recent four fiscal quarter period not to exceed 4.00:1.00; provided that the Company shall be permitted to increase the ratio to 4.50:1.00 in connection with any permitted acquisition or any other acquisition consented to by the Administrative Agent and the Required Lenders (as defined in the Prior Senior Secured Credit Agreement) with total cash consideration in excess of $25 million.  Such increase shall be applicable for the fiscal quarter in which such acquisition is consummated and the three consecutive test periods thereafter.  The Company was also required to maintain a ratio of consolidated EBITDA to consolidated interest expense, in each case for the most recent four fiscal quarter period, of not less than 3.00:1.00. The Company was in compliance with all financial covenants as of December 31, 2018.

8. LEASES

The Company enters into leases for real estate and equipment. Real estate leases are for our corporate office space and laboratories around the world. Real estate leases have remaining lease terms of less than one year to 20 years. Many of the Company’s leases include options to extend the leases on a month to month basis or for set periods for up to 20 years. Many leases also include options to terminate the leases within one year or per other contractual terms.

The components of lease expense were as follows (in thousands):

Year Ended
December 31, 2019
Operating lease cost	$13,151
Variable lease cost	2,813

Supplemental cash flow information related to the leases was as follows (in thousands):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,773

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	10,294

Supplemental balance sheet information related to the leases was as follows (in thousands):

As of
December 31, 2019
Operating lease right-of-use assets	$52,152

Other current liabilities	$10,977
Operating lease liabilities	45,212
Total operating lease liabilities	$56,189

Weighted Average Remaining Lease Term (years)
Operating leases	6.3
Weighted Average Discount Rate
Operating leases	6.0%

Lease payments due related to lease liabilities as of December 31, 2019 were as follows (in thousands):

	Related Party	Non-Related Parties	Total
	Operating Leases	Operating Leases	Operating Leases
2020	$5,600	$7,644	$13,244
2021	5,600	7,435	13,035
2022	5,267	4,664	9,931
2023	3,613	3,916	7,529
2024	3,613	2,875	6,488
Later years	9,665	8,644	18,309
Total lease payments	33,358	35,178	68,536
Less: imputed interest	(6,162)	(6,185)	(12,347)
Total	$27,196	$28,993	$56,189

As of December 31, 2019, we have several additional leases with contractual obligations, which have not yet commenced, with future payments of $133.0 million. This includes a lease related to a corporate office under construction in Cincinnati, Ohio, which has not yet commenced, with future payments of $124.0 million. This lease will commence in fiscal year 2020 with an initial lease term of 20 years and a renewal option for two 10-year terms at prevailing market rates.

Comparative period disclosures under ASC 840:

Rental expense under operating leases totaled $9.2 million and $7.9 million for the years ended December 31, 2018 and 2017, respectively, and is allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.

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

9. SHAREHOLDERS’ EQUITY

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

The Company granted 816,286 awards to employees under the 2016 Incentive Award Plan during the year ended December 31, 2019, consisting of 10,000 stock option awards and 227,610 restricted stock units (“RSU”) vesting after four years, 5,000 stock option awards vesting after one year, 551,676 fully-vested stock option awards and 22,000 stock option awards with vesting in twelve equal monthly installments beginning on March 31, 2019. The Company granted an additional 41,853 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the year ended December 31, 2019. These awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

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

The company satisfies stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 3.2 million and 3.8 million at December 31, 2019 and 2018.

2014 Equity Incentive Plan

The 2014 Plan for employees and directors provided the issuance of vested shares, stock options, RSAs and RSUs in Medpace Holdings, Inc.’s common stock. The awards were granted to key employees as additional compensation for services rendered and as a means of retention over the vesting period, typically three to four years. RSAs awarded under the 2014 Plan were subject to automatic forfeiture upon departure until vested and entitle the shareholder to all rights of common stock ownership except that they may not be sold, transferred, pledged or otherwise disposed of during the restriction period, except as noted in the following paragraph. The 2014 Plan allowed for the issuance of non-qualified stock options to employees, officers, and directors under this plan (collectively, “the Participants”). Under the 2014 Plan, options could be granted with an exercise price equal to or greater than the fair value of common stock at the grant date as determined by the Board of Directors. The stock options, if unexercised, expired seven years from the date of grant. The awards under the 2014 Plan were equity classified instruments for all periods presented.

In the third quarter of 2019, Medpace Investors, LLC (“MPI”), a related party to the Company, filed a Tender Offer Statement (“Tender Offer”) offering to purchase, for cash, vested stock options of employee holders of options outstanding from the 2014 Incentive Award Plan. The Tender Offer resulted in the tender and purchase of 229,431 vested options from employee holders of options by MPI. Under generally accepted accounting guidance governing such transactions, because the Tender offer by an economic interest holder in the Company, this transaction is accounted for as a settlement of vested options and a reissuance of options at fair value as of the transaction date. Expense related to the reissuance of options to MPI is included as stock-based compensation expense of $5.1 million within Selling, general and administrative expenses during the year ended December 31, 2019.

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

The following table sets forth the key weighted-average assumptions used in the BSM Model to calculate the fair value of options:

	Year Ended December 31,
	2019	2018	2017
Expected holding period - years	2.6	5.4	5.4
Expected volatility	26.3%	27.0%	28.0%
Risk-free interest rate	2.0%	2.8%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the table above reflect grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting.

The expected holding period represents the period of time the grants are expected to be outstanding. The Company uses the simplified method, as prescribed by accounting guidance governing such awards, to calculate the expected holding period for options granted to employees as we do not have sufficient historical evidence data to provide a reasonable basis upon which to estimate the expected holding period. For options valued by the Company for the years ended December 31, 2019, 2018 and 2017, the expected holding period is based on an average between the midpoint of the vesting date and the expiration date of the options.

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

The following table summarizes the grant date fair values of stock options and restricted shares issued during the period as well as the allocation of stock-based compensation expense to Total direct costs, and Selling, general and administrative reported in the consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
Weighted average, grant date fair value
Stock options	$14.06	$11.51	$8.54
Restricted shares (RSAs and RSUs)	$60.53	$49.38	$31.90

Stock-based compensation expense allocated to:
Total direct costs	$6,999	$4,132	$2,128
Selling, general, and administrative	13,742	2,367	2,335
Total stock-based compensation expense	$20,741	$6,499	$4,463

Award Activity

The following table sets forth the Company’s stock option activity:

	Year Ended December 31,
	2019		2018		2017
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding - beginning of Period	2,945,040	$24.18	2,782,868	$20.73	2,350,166	$17.57
Granted	859,960	$54.97	584,301	$37.72	853,896	$28.67
Exercised	(399,368)	$16.19	(169,771)	$14.98	(116,787)	$15.52
Forfeited/Expired	(375,561)	$19.91	(252,358)	$23.69	(304,407)	$20.55
Outstanding - end of period	3,030,071	$34.50	2,945,040	$24.18	2,782,868	$20.73

Exercisable - end of period	1,435,088	$38.62	1,096,116	$16.01	917,592	$15.40

The following table sets forth the Company’s Restricted Share activity:

	Year Ended December 31,
	2019	2018	2017
	Shares/Units	Shares/Units	Shares/Units
Outstanding and unvested - beginning of period	421,200	183,629	59,258
Granted	227,610	300,200	156,000
Vested	-	(29,629)	(29,629)
Forfeited	(79,040)	(33,000)	(2,000)
Outstanding and unvested - end of period	569,770	421,200	183,629

Cumulative vested shares - end of period	1,913,916	1,913,916	1,884,287

The following table summarizes information about stock options expected to vest, stock options exercisable, and unvested restricted share awards expected to vest at December 31, 2019:

	Weighted Average			Weighted Average
	Exercise	Stock	Restricted	Remaining
	Price	Options	Shares	Life (Years)
December 31, 2019
Number of stock options expected to vest	$34.50	3,030,071	-	4.0
Number of Restricted Shares expected to vest		-	569,770
Total expected to vest - December 31, 2019		3,030,071	569,770
Total stock options exercisable - December 31, 2019	$38.62	1,435,088		3.6
Unrecognized compensation cost - December 31, 2019 (in thousands)		$5,884	$19,697
Weighted average years over which unrecognized compensation cost will be recognized		1.9	2.9

The following table sets forth the aggregate intrinsic value of stock options exercised, the fair values of awards vested, and share based liabilities settled during the respective periods (in thousands):

	Year Ended December 31,
	2019	2018	2017
Total intrinsic value of stock options exercised	$19,807	$5,326	$1,619
Total grant-date fair value of stock options vested	$12,117	$1,417	$1,317
Total grant-date fair value of restricted shares vested	$-	$447	$447
Total settlement date fair value of restricted shares vested	$-	$1,568	$1,074

The actual tax benefits recognized related to stock-based compensation totaled $5.5 million, $1.0 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

10. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan that covers substantially all U.S. employees. Participants can elect to contribute up to 50% of their eligible earnings on a pre-tax basis, subject to Internal Revenue Service annual limitations.

The U.S.-based plan offers a year-end employer matching contribution, requiring the participant to be an employee at year-end to qualify for the match. Participants with one year or more of service are eligible for the matching contribution. Participants fully vest in the employer contributions after three years of service. The employer contribution represents a percentage of a participant’s eligible compensation. The Company’s 401(k) Plan costs were $3.1 million, $2.7 million and $2.3 million during the years ended December 31, 2019, 2018 and 2017, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.

The Company has various defined contribution arrangements for eligible employees of non-U.S. entities. These defined contribution arrangements provide employees with retirement savings and life insurance benefits. The Company incurred expenses related to these arrangements of $1.2 million, $1.0 million and $0.9 million in the years ended December 31, 2019, 2018 and 2017, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.

The Company is also required to pay certain minimum statutory post-employment benefits. The Company recognizes a liability and the associated expense for these benefits when it is probable that employees are entitled to the benefit.

11. INCOME TAXES

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

The components of income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$117,326	$88,014	$52,986
Foreign jurisdictions	7,506	5,937	3,959
Income before income taxes	$124,832	$93,951	$56,945

Income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2019
U.S. Federal	$10,577	$8,922	$19,499
U.S. state and local	1,761	987	2,748
Foreign jurisdictions	2,023	119	2,142
	$14,361	$10,028	$24,389

Year ended December 31, 2018
U.S. Federal	$13,372	$4,172	$17,544
U.S. state and local	1,912	(116)	1,796
Foreign jurisdictions	1,408	18	1,426
	$16,692	$4,074	$20,766

Year ended December 31, 2017
U.S. Federal	$10,953	$3,466	$14,419
U.S. state and local	2,032	51	2,083
Foreign jurisdictions	1,576	(255)	1,321
	$14,561	$3,262	$17,823

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows (in thousands):

	Year Ended December 31,
	2019		2018		2017
Income tax expense calculated at the federal statutory rate	$26,215	21.0%	$19,730	21.0%	$19,931	35.0%
Effect of:
State and local taxes, net of federal benefit	2,021	1.6	1,978	2.1	1,606	2.8
Tax on foreign earnings, net of tax credits and deductions	593	0.4	172	0.2	(69)	(0.1)
Tax reform adjustment	-	-	(195)	(0.2)	(3,418)	(6.0)
Write off of Deferred Tax Assets	-	-	509	0.6	-	-
Deferred credit	(802)	(0.6)	(802)	(0.9)	(1,053)	(1.9)
Permanent items:
Stock-based awards	(3,011)	(2.4)	(651)	(0.7)	(179)	(0.3)
Tax reform	-	-	126	0.1	574	1.0
Deduction for FDII	(2,283)	(1.8)	-	-	-	-
Other	964	0.8	687	0.7	483	0.9
State/Local tax credits	(793)	(0.6)	(1,253)	(1.3)	(1,187)	(2.1)
Foreign tax credits	-	-	(727)	(0.8)	-	-
Change in liability for uncertain tax positions	1,325	1.0	1,102	1.2	1,141	2.0
Other	160	0.1	90	0.1	(6)	(0.0)
	$24,389	19.5%	$20,766	22.1%	$17,823	31.3%

Components of the Company’s net deferred tax asset (liability) included in the consolidated balance sheets consisted of the following at December 31 (in thousands):

	2019	2018
Deferred tax assets:
Accrued liabilities	$12,229	$18,670
Depreciation and amortization	1,121	872
Foreign operating loss carryforward	447	248
U.S. state and local tax credits and carryforward	184	223
Other	96	41
Valuation allowance	(755)	(169)
Total deferred tax assets	13,322	19,885

Deferred tax liabilities:
Depreciation and amortization	(21,787)	(18,803)
Prepaid expenses	(808)	(550)
Advanced billings	(3,147)	-
Other	(53)	(258)
Total deferred tax liabilities	(25,795)	(19,611)
Net deferred tax asset	$(12,473)	$274

U.S. state and local tax credits noted above will expire in 2024 if not utilized.

The Company has foreign operating loss carryforwards for which a deferred tax asset of $0.4 million has been established. The Company has a valuation allowance of $0.4 million against this deferred tax asset based upon its assessment that it is more likely than not that this amount will not be realized. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. Approximately 28% of the foreign net operating loss carryforwards can be utilized over an indefinite period whereas the remainder will expire at various times from 2020 to 2029 if not utilized.

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

Annual activity related to the Company’s valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning Balance	$169	$2,394	$987
Additions charged to expense	375	-	-
Additions due to asset acquisition	265	-	2,033
Reductions from utilization, reassessments and expirations	(54)	(2,225)	3
Remeasurement due to effect of tax reform	-	-	(629)
Ending Balance	$755	$169	$2,394

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning Balance	$8,525	$6,890	$5,698
Increases in tax positions for prior years	-	-	5
Decreases in tax positions for prior years	(888)	(579)	-
Increases in tax positions for current year	2,081	2,214	1,187
Lapse in statute of limitations	-	-	-
Ending Balance	$9,718	$8,525	$6,890

Interest and penalties associated with uncertain tax positions are recognized as components of Income tax provision in the consolidated statements of operations. There was no material change to tax-related interest and penalties during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018, respectively, the Company has a liability for interest and penalties of $1.4 million and $1.0 million that is associated with related tax liabilities of $8.2 million and $7.2 million for uncertain tax positions.

The Company operates in various foreign, state and local jurisdictions. The number of tax years for which the statute of limitations remains open for foreign, state and local jurisdictions varies by jurisdiction and is approximately four years (2015 through 2019). For federal tax purposes, the Company’s open tax years are 2016 through 2019.

12. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Legal Proceedings

Medpace periodically becomes involved in various claims and lawsuits that are incidental to its business. Management believes, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows for the years ended December 31, 2019, 2018 and 2017.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $11.9 million as of December 31, 2019. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2026.

13. MISCELLANEOUS (EXPENSE) INCOME, NET

Miscellaneous (expense) income, net consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net (loss) gain on foreign-currency transactions	$(581)	$386	$(1,004)
Other (expense) income	(282)	674	650
Miscellaneous (expense) income, net	$(863)	$1,060	$(354)

14. RELATED PARTY TRANSACTIONS

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at December 31, 2019 and 2018, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the consolidated balance sheets, respectively, depending on the contractual repayment date.

Management Fees

In conjunction with the IPO, the Advisory Services Agreement with Cinven Capital Management (V) General Partner Limited (“Cinven”) expired. Subsequent to the IPO, the Company paid fees for director services provided by Cinven employees that were members of the Company’s Board of Directors and any related committees. The director fees were paid directly to Cinven in accordance with the Company’s non-employee director compensation policy. During the third quarter of 2018, Cinven sold its remaining shares of the Company’s common stock and all three members of the Company’s Board affiliated with Cinven subsequently resigned. During the years ended December 31, 2018 and 2017, the Company incurred director fees of $0.1 million, respectively. In connection with these fees, Cinven incurred related travel expenses of less than $0.1 million and $0.1 million, respectively, during the years ended December 31, 2018 and 2017.

Service Agreements

Coherus BioSciences, Inc. (“Coherus”) and MX II Associates, LLC (“MXII”)

The chief executive officer of the Company was a member of Coherus BioSciences, Inc.’s (“Coherus”) board of directors until his resignation in the first quarter of 2018. Coherus is no longer considered a related party as of the first quarter of 2018. During 2011 a related party of the Company in which the Company’s chief executive officer is the managing member, MXII, made an investment in Coherus. In early 2012 the Company made a $2.5 million investment in Coherus. Concurrent with the initial investment, MXII secured the exclusive rights for Medpace to perform Phase I through Phase III clinical trial work for certain Coherus’ “bio-similar” drug compounds executed through a MSA. The agreement provides for a minimum fee commitment for clinical trial services and is cancelable without cause by either party upon 30 days prior notice. During the year ended December 31, 2017, the Company recognized service revenue of $8.0 million from Coherus in the Company’s consolidated statements of operations.

In addition, the company recognized Reimbursed out-of-pocket revenue and Reimbursed out-of-pocket expenses with Coherus in the consolidated statements of operations of $1.3 million during the year ended December 31, 2017.

Xenon Pharmaceuticals, Inc. (“Xenon”)

Certain executives and employees of the Company, including the chief executive officer, have held equity investments in Xenon, a clinical-stage biopharmaceutical company. In addition, a Medpace employee was a director of Xenon until May 2015. During the second quarter of 2017, the chief executive officer sold his entire equity position held in Xenon. Xenon is no longer considered to be a related party subsequent to this sale. During July 2015 the Company and Xenon entered into an amended MSA agreement for the Company to provide clinical trial related services. The Company recognized service revenue from Xenon of $0.6 million during the six months ended June 30, 2017 in the Company’s consolidated statements of operations. In addition, the Company recognized Reimbursed out-of-pocket revenue and Reimbursed out-of-pocket expenses with Xenon in the consolidated statements of operations of $0.1 million during the six months ended June 30, 2017.

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. A Medpace employee was a member Cymabay’s board of directors from the first quarter of 2016 until his resignation in the first quarter of 2020. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from Cymabay of $13.2 million and $10.8 million during the years ended December 31, 2019 and 2018 in the Company’s consolidated statements of operations. The Company recognized service revenue from Cymabay of $0.6 million during the year ended December 31, 2017 in the Company’s consolidated statements of operations. As of December 31, 2019 and 2018, respectively, the Company had Advanced billings from Cymabay of $1.6 million and less than $0.1 million recorded in the consolidated balance sheets. In addition, as of December 31, 2019 and 2018, the Company had Accounts receivable and unbilled, net from Cymabay of $1.4 million and $2.5 million recorded in the consolidated balance sheets, respectively.

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers and/or have equity investments in LIB. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $2.0 million and $3.7 million during the years ended December 31, 2019 and 2018 in the Company’s consolidated statement of operations. The Company recognized service revenue from LIB of $1.4 million during the year ended December 31, 2017 in the Company’s consolidated statements of operations. As of December 31, 2019 and 2018, the Company had, from LIB, Advanced billings of $0.5 million and $0.3 million in the consolidated balance sheets, respectively. In addition, the Company had Accounts receivable and unbilled, net from LIB of $0.3 million and $1.0 million in the consolidated balance sheets at December 31, 2019 and 2018, respectively.

CinRX Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the years ended December 31, 2019 and 2018, the Company recognized total revenue from CinRx of $3.7 million and $0.5 million in the Company’s consolidated statements of operations. During the year ended December 31, 2017, the Company recognized service revenue from CinRx of $0.4 million in the Company’s consolidated statements of operations. As of December 31, 2019 and 2018, the Company had Advanced billings from CinRx of $0.9 million and $0.1 million in the consolidated balance sheets, respectively. As of December 31, 2019 and 2018 the Company had Accounts receivable and unbilled, net from CinRx of $0.2 million and $0.4 million in the consolidated balance sheets.

The Summit, a Dolce Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. During the years ended December 31, 2019 and 2018, Medpace incurred expenses of $0.6 million and $0.4 million at The Summit.

Medpace Investors, LLC (“MPI”)

MPI is a noncontrolling shareholder and related party of Medpace Holdings, Inc. MPI is owned and managed by employees of the Company. The chief executive officer of Medpace is also the manager and majority unit holder of MPI. The Company acted as a paying agent for MPI with taxing authorities principally in instances when employee tax payments or remittance of withholdings related to equity compensation are required. Refer to Note 9 of the Notes to Consolidated Financial Statements for details of the Tender Offer transaction.

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

Leased Real Estate

Headquarters Lease

The Company has entered into operating leases for its corporate headquarters and a storage space facility with an entity that is wholly owned by the Company’s chief executive officer. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the leases. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the properties. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Under ASC 842, operating lease cost recognized for the year ended December 31, 2019 was $2.0 million and was allocated between Direct service costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2019 were $5.3 million in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2019 were $1.8 million and $3.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. Under ASC 840, lease expense recognized for the years ended December 31, 2018 and 2017 was $2.2 million and $2.1 million, respectively. The lease expense was allocated between Direct service costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease.

ASC 842 – Operating Leases

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Under ASC 842, the Company has determined that the leases are operating leases. Operating lease cost recognized for the year ended December 31, 2019 is $3.6 million. The lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2019 were $21.9 million in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2019 were $2.3 million and $19.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.

ASC 840 - Deemed Assets and Deemed Landlord Liabilities

In accordance with the accounting guidance related to leases, the Company was deemed in substance to be the owner of the property during the construction phase and at completion. Accordingly, the Company reflected the buildings and related liabilities as deemed assets from landlord building construction in Property and equipment, net, Other current liabilities, and Deemed landlord liabilities, respectively, on the consolidated balance sheets. The deemed assets were being fully depreciated, on a straight line basis, over the 15-year term of the lease. Deemed landlord liabilities are recorded at their net present value when the Company enters into qualifying leases and are reduced as the Company makes periodic lease payments on the properties. Accretion expense was being recorded over the term of the lease as a component of Interest expense, net in the Company’s consolidated statements of operations. The Company paid $3.8 million during the years ended December 31, 2018 and 2017, respectively. The current and long-term portions of the Deemed landlord liability at December 31, 2018 were $2.1 million and $24.5 million, respectively. The Company has recognized $14.6 million of deemed assets, net at December 31, 2018, in the consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the executive vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $1.2 million, $1.3 million and $1.1 million during the years ended December 31, 2019, 2018 and 2017, respectively. These travel expenses are recorded in Selling, general and administrative in the Company’s consolidated statements of operations. As of December 31, 2019 and 2018, the Company had Accounts payable due to Aircraft Management Company of less than $0.1 million and $0.2 million in the consolidated balance sheets, respectively.

15. CASH FLOW STATEMENT – SUPPLEMENTAL INFORMATION

During the year ended December 31, 2017, the Company engaged in the following significant non-cash investing and financing activities:

•

Acquired net assets totaling $0.7 million consisting of net Deferred tax assets of $21.1 million, offset by net Deferred tax liabilities of $0.1 million and deferred credits within Other long term liabilities of $20.3 million in exchange for Accounts receivable and unbilled, net of $0.6 million and Other assets of $0.1 million.

16. ENTITY WIDE DISCLOSURES

Operations By Geographic Location

The Company conducts operations in North America, Europe, Africa, Asia-Pacific and Latin America through wholly-owned subsidiaries and representative sales offices. The Company attributes revenue to geographical locations based upon the location of the contracting entity. For the years ended December 31, 2019 and 2018, total revenue attributable to the U.S. represented approximately 95% and 97%, respectively, of total consolidated total revenue.

The following table summarizes property and equipment, net by geographic region and is further broken down to show countries which account for 10% or more of total as of December 31, if any (in thousands):

	2019	2018
Property and equipment, net:
United States	$25,603	$38,609
Europe
Belgium	10,045	6,014
Other	5,728	5,500
Total Europe	15,773	11,514
Asia-Pacific	5,671	1,930
Other	245	202
Total property and equipment, net	$47,292	$52,255

Revenue by Category

The following table disaggregates the Company’s revenue by major source (in thousands):

	Years Ended December 31,
	2019	2018
Therapeutic Area
Oncology	$256,766	$189,056
Other	222,514	163,983
Metabolic	138,650	124,837
Cardiology	91,258	95,213
AVAI	86,390	77,271
Central Nervous System	65,391	54,229
Total revenue	$860,969	$704,589

In the current year and for all periods presented, the revenue associated with medical device projects, previously a separate therapeutic area, has been included in the respective therapeutic area that best aligns with the therapeutic focus of the medical device project and represents how management evaluates disaggregated revenue in its internal reporting.

17. QUARTERLY FINANCIAL DATA (unaudited)

The following table summarizes the Company's unaudited quarterly results of operations (in thousands, except per share data):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue, net	$200,741	$214,104	$216,238	$229,886
Total direct costs	145,703	150,312	152,070	167,187
Income from operations	25,895	35,259	29,991	36,118
Net income	19,198	27,455	23,977	29,813
Net income per share attributable to common shareholders - Basic	$0.54	$0.76	$0.67	$0.82
Net income per share attributable to common shareholders - Diluted	$0.51	$0.73	$0.63	$0.78

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue, net	$163,077	$170,144	$179,253	$192,115
Total direct costs	117,254	116,676	123,996	131,133
Income from operations	20,119	23,345	26,918	30,666
Net income	14,551	16,568	19,305	22,761
Net income per share attributable to common shareholders - Basic	$0.41	$0.46	$0.54	$0.64
Net income per share attributable to common shareholders - Diluted	$0.40	$0.45	$0.52	$0.61

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2019, the Company adopted ASU 2016-02 and centralized the Company's lease accounting system and processes effective January 1, 2019. This implementation resulted in a material change to the Company's internal control over financial reporting as of that date. The operating effectiveness of these changes has been evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

As of the year ended December 31, 2019, the Company has remediated a material weakness, identified as of December 31, 2018, in the Company’s internal control over financial reporting related to implementation of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”. Remedial actions included improvement and enhancement of the design and operation of control activities and procedures associated with our revenue recognition processes, including both preventive and detective control activities. Additionally, we implemented upgrades to our accounting systems which improved the accuracy and completeness of key financial reports and data generated from our accounting systems that support our revenue recognition calculations. As of December 31, 2019, testing of both the design and operating effectiveness of the new and improved controls was completed, and management concluded that the material weakness in internal control over financial reporting related to implementation of ASU No. 2014-09 has been remediated.

The operating effectiveness of internal control over financial reporting is discussed in Part II, Item 8 of this Annual Report on Form 10-K.

In addition, in the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. Except as may be otherwise described herein, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement (or the “Proxy Statement”) for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Medpace Holdings, Inc.	8-K	001-37856	3.1	8/16/16

3.2	Amended and Restated Bylaws of Medpace Holdings, Inc.	8-K	001-37856	3.2	8/16/16

4.1	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-212236	4.1	7/26/16

4.2	Voting Agreement	10-Q	001-37856	4.2	11/3/16

4.3	Description of Securities					*

#10.1	Medpace Holdings, Inc. 2016 Incentive Award Plan	10-Q	001-37856	10.1	11/3/16

#10.2	Medpace Holdings, Inc. 2016 Senior Executive Incentive Bonus Plan	10-Q	001-37856	10.2	11/3/16

10.3	Registration Rights Agreement	10-Q	001-37856	10.3	11/3/16

#10.4	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Award Grant Notice	S-1/A	333-212236	10.13	8/1/16

#10.5	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement	S-1/A	333-212236	10.14	8/1/16

#10.6	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-1/A	333-212236	10.15	8/1/16

#10.7	Medpace Holdings, Inc. 2016 Incentive Award Plan Sub-Plan for UK Participants	S-1/A	333-212236	10.16	8/1/16

#10.8	Amended and Restated Employment Agreement, by and between Medpace Holdings, Inc. and August J. Troendle	S-1/A	333-212236	10.18	7/26/16

#10.9	Medpace Holdings, Inc. 2016 Incentive Award Plan UK Company Share Option Plan (CSOP) Sub-Plan	S-1/A	333-212236	10.19	8/1/16

#10.10	Medpace Holdings, Inc. Non-Employee Director Compensation Policy revised effective October 25, 2018	10-Q	001-37856	10.1	10/30/18

10.11	Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association.	8-K	001-37856	10.1	10/1/19

21.1	List of Subsidiaries of Medpace Holdings, Inc.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

By:	/s/ JESSE J. GEIGER
	Name:	Jesse J. Geiger
	Title:	Chief Financial Officer, and Chief Operating Officer, Laboratory Operations

	Date:	February 25, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT that the undersigned officers and directors of Medpace Holdings, Inc. do hereby constitute and appoint August J. Troendle and Jesse J. Geiger,  and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ AUGUST J. TROENDLE	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
August J. Troendle		February 25, 2020

/s/ JESSE J. GEIGER	Chief Financial Officer, and Chief Operating Officer, Laboratory Operations (Principal Financial and Accounting Officer)
Jesse J. Geiger		February 25, 2020

/s/ BRIAN T. CARLEY	Director
Brian T. Carley		February 25, 2020

/s/ ROBERT O. KRAFT	Director
Robert O. Kraft		February 25, 2020

/s/ FRED B. DAVENPORT JR.	Director
Fred B. Davenport Jr.		February 25, 2020

/s/ CORNELIUS P. MCCARTHY III	Director
Cornelius P. McCarthy III		February 25, 2020

/s/ ASHLEY M. KEATING	Director
Ashley M. Keating		February 25, 2020

/s/ THOMAS C. KING	Director
Thomas C. King		February 25, 2020