Form 10-Q
period 2020-03-31
Medpace Holdings, Inc.
filed 2020-04-29
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,374,485 shares outstanding as of April 24, 2020

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	March 31,	December 31.
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$133,999	$131,920
Accounts receivable and unbilled, net (includes $2.8 million and $1.9 million with related parties at March 31, 2020 and December 31, 2019, respectively)	136,374	155,662
Prepaid expenses and other current assets	32,629	29,446
Total current assets	303,002	317,028
Property and equipment, net	50,015	47,292
Operating lease right-of-use assets	58,667	52,152
Goodwill	662,427	662,396
Intangible assets, net	52,353	54,350
Deferred income taxes	490	376
Other assets	10,680	9,477
Total assets	$1,137,634	$1,143,071
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.1 million and $0.2 million with related parties at March 31, 2020 and December 31, 2019, respectively)	$16,985	$22,404
Accrued expenses	107,005	109,252
Advanced billings (includes $1.1 million and $3.0 million with related parties at March 31, 2020 and December 31, 2019, respectively)	189,562	192,359
Other current liabilities	25,099	18,987
Total current liabilities	338,651	343,002
Operating lease liabilities	51,395	45,212
Deferred income tax liability	14,022	12,849
Other long-term liabilities	15,767	15,725
Total liabilities	419,835	416,788
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; 35,484,473 and 36,065,278 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	355	360
Treasury stock - 200,000 shares at March 31, 2020 and December 31, 2019, respectively	(6,030)	(6,030)
Additional paid-in capital	673,372	666,585
Retained earnings	53,831	68,109
Accumulated other comprehensive loss	(3,729)	(2,741)
Total shareholders’ equity	717,799	726,283
Total liabilities and shareholders’ equity	$1,137,634	$1,143,071

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended
	March 31,
	2020	2019
Revenue, net (includes $5.5 million and $5.1 million with related parties for the three months ended March 31, 2020 and 2019, respectively)	$230,879	$200,741
Operating expenses:
Direct service costs, excluding depreciation and amortization	88,795	75,109
Reimbursed out-of-pocket expenses	77,006	70,594
Total direct costs	165,801	145,703
Selling, general and administrative	25,124	21,308
Depreciation	2,453	1,991
Amortization	1,997	5,844
Total operating expenses	195,375	174,846
Income from operations	35,504	25,895
Other income (expense), net:
Miscellaneous income (expense), net	617	(282)
Interest income (expense), net	357	(955)
Total other income (expense), net	974	(1,237)
Income before income taxes	36,478	24,658
Income tax provision	7,524	5,460
Net income	$28,954	$19,198
Net income per share attributable to common shareholders:
Basic	$0.80	$0.54
Diluted	$0.76	$0.51
Weighted average common shares outstanding:
Basic	36,024	35,698
Diluted	38,030	37,285

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended
	March 31,
	2020	2019
Net income	$28,954	$19,198
Other comprehensive income
Foreign currency translation adjustments, net of taxes	(988)	(274)
Comprehensive income	$27,966	$18,924

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Loss	Total
BALANCE — December 31, 2018	$356	$(6,030)	$639,381	$(41,487)	$(2,517)	$589,703
Impact to Retained Earnings from adoption of ASU 2016-02				9,153		9,153
BALANCE — January 1, 2019	356	(6,030)	639,381	(32,334)	(2,517)	598,856
Net income				19,198		19,198
Foreign currency translation					(274)	(274)
Stock-based compensation expense			3,183			3,183
Stock options exercised	1		933			934
BALANCE — March 31, 2019	$357	$(6,030)	$643,497	$(13,136)	$(2,791)	$621,897

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2019	$360	$(6,030)	$666,585	$68,109	$(2,741)	$726,283
Net income				28,954		28,954
Foreign currency translation					(988)	(988)
Stock-based compensation expense			5,445			5,445
Stock options exercised	1		1,342			1,343
Repurchases of common stock	(6)			(43,232)		(43,238)
BALANCE — March 31, 2020	$355	$(6,030)	$673,372	$53,831	$(3,729)	$717,799

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,954	$19,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,453	1,991
Amortization	1,997	5,844
Stock-based compensation expense	5,445	3,183
Amortization of debt issuance costs and discount	-	138
Noncash lease expense	2,917	2,363
Deferred income tax provision	1,079	656
Amortization and adjustment of deferred credit	(181)	(200)
Other	(67)	(43)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	19,301	4,255
Prepaid expenses and other current assets	(2,694)	(1,642)
Accounts payable	(6,809)	(2,684)
Accrued expenses	(1,757)	(5,221)
Advanced billings	(2,695)	2,437
Lease liabilities	(2,236)	(2,041)
Other assets and liabilities, net	3,441	5,771
Net cash provided by operating activities	49,148	34,005
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(5,561)	(2,520)
Other	39	(1,322)
Net cash used in investing activities	(5,522)	(3,842)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	1,331	972
Repurchases of common stock	(41,776)	-
Payment of debt	-	(24,000)
Net cash used in financing activities	(40,445)	(23,028)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,102)	(290)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,079	6,845
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	131,920	23,282
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$133,999	$30,127

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2020

(1) Basis of Presentation

Description of Business

Medpace Holdings, Inc. (together with its subsidiaries, “Medpace” or the “Company”), a Delaware corporation, is a global provider of clinical research-based drug and medical device development services. The Company partners with pharmaceutical, biotechnology, and medical device companies in the development and execution of clinical trials. The Company’s drug development services focus on full service Phase I-IV clinical development services and include development plan design, project management, regulatory affairs, clinical monitoring, data management and analysis, pharmacovigilance new drug application submissions, post-marketing clinical support, laboratory services, clinical human pharmacology, imaging services, and electrocardiography reading support for clinical trials.

The Company’s operations are principally based in North America, Europe, and Asia.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements include the accounts of the Company, are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes could differ from management’s estimates and assumptions. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Share Repurchases

In the first quarter of 2018, the Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. In the first quarter of 2020, the Board of Directors approved an additional $50.0 million in share repurchases, bringing the total to $100.0 million authorized under the share repurchase program. During the quarter ended March 31, 2020, the Company repurchased 661,637 shares for $43.2 million. As of March 31, 2020, $56.8 million remained available under the repurchase program authorization.

Repurchases under the share repurchase program are executed in the open market or negotiated transactions under trading plans put in place pursuant to Rule 10b5-1. The Company constructively retires all repurchased shares with all amounts paid in excess of par value reflected within Retained earnings in the Company’s condensed consolidated balance sheets. The repurchase program may be suspended or discontinued at any time without notice.

Supplemental Cash Flow Disclosure

During the three months ended March 31, 2020, the company engaged in a non-cash financing activity of $1.4 million related to share repurchases executed, but not yet paid as of March 31, 2020.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” intended to provide financial statement users with more decision-useful information about expected credit losses and other commitments to extend credit held by the reporting entity. The standard replaces the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this standard in the first quarter of 2020 and it had no impact to the condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (in thousands, except for earnings per share):

	Three Months Ended
	March 31,
	2020	2019
Weighted-average shares:
Common shares outstanding	36,024	35,698
RSAs	95	104
Total weighted-average shares	36,119	35,802
Earnings per common share—Basic
Net income	$28,954	$19,198
Less: Undistributed earnings allocated to RSAs	76	56
Net income available to common shareholders—Basic	$28,878	$19,142

Net income per common share—Basic	$0.80	$0.54

Basic weighted-average common shares outstanding	36,024	35,698
Effect of diluted shares	2,006	1,587
Diluted weighted-average shares outstanding	38,030	37,285

Net income per common share—Diluted	$0.76	$0.51

During the three months ended March 31, 2020 and 2019, the Company had 439,405 and 0 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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

The Company does not have any recurring fair value measurements as of March 31, 2020. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2020 or March 31, 2019.

(4) Contract Assets and Contract Liabilities

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2020	2019
Accounts receivable	$108,852	$127,877
Unbilled receivables	28,059	28,368
Less: allowance for doubtful accounts	(537)	(583)
Total accounts receivable and unbilled, net	$136,374	$155,662

Contract Liabilities

Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2020	2019
Advanced billings	$189,562	$192,359

As of March 31, 2020, we had approximately $1.3 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2020	2019
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Other	3,074	3,074
Total finite-lived intangible assets	148,125	148,125
Accumulated amortization:
Customer relationships	(124,375)	(122,426)
Other	(3,043)	(2,995)
Total accumulated amortization	(127,418)	(125,421)
Total finite-lived intangible assets, net	20,707	22,704
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$52,353	$54,350

As of March 31, 2020, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2020	$5,879
2021	5,114
2022	3,353
2023	2,199
2024	1,443
Later years	2,719
$20,707

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2020	2019
Employee compensation and benefits	$22,383	$34,119
Project related reimbursable expenses	76,136	68,696
Other	8,486	6,437
Total accrued expenses	$107,005	$109,252

(7) Debt

On September 30, 2019, the Company obtained an unsecured credit facility in an aggregate principal amount up to $50.0 million (the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower, and Medpace IntermediateCo, Inc., as guarantor. Outstanding balances under the Credit Facility bear interest at a rate of LIBOR plus 100 basis points (1.00%). On March 30, 2020, the Company amended the credit facility to extend its expiration date to March 31, 2021 and add provisions for alternative interest rates when certain interbank market offered rates are not available.

As of March 31, 2020, there were no outstanding borrowings under the Credit Facility and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

(8) Leases

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

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$3,768	$3,117
Variable lease cost	886	594

Supplemental cash flow information related to the leases was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,600	$2,216

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	10,076	3,952

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	March 31,	December 31,
	2020	2019
Operating lease right-of-use assets	$58,667	$52,152

Other current liabilities	$12,556	$10,977
Operating lease liabilities	51,395	45,212
Total operating lease liabilities	$63,951	$56,189

Weighted Average Remaining Lease Term (years)
Operating leases	6.2	6.3
Weighted Average Discount Rate
Operating leases	5.6%	6.0%

Lease payments due related to lease liabilities as of March 31, 2020 were as follows (in thousands):

	Related Party	Non-Related Parties	Total
	Operating Leases	Operating Leases	Operating Leases
Remainder of 2020	$4,200	$6,920	$11,120
2021	5,601	9,716	15,317
2022	5,269	6,516	11,785
2023	3,613	5,566	9,179
2024	3,613	4,294	7,907
Later years	9,666	11,339	21,005
Total lease payments	31,962	44,351	76,313
Less: imputed interest	(5,755)	(6,607)	(12,362)
Total	$26,207	$37,744	$63,951

As of March 31, 2020, we have several additional leases with contractual obligations, which have not yet commenced, with future payments of $125.9 million. This includes a lease related to a corporate office under construction in Cincinnati, Ohio, which has not yet commenced, with future payments of $124.0 million. This lease will commence in fiscal year 2020 with an initial lease term of 20 years and a renewal option for two 10-year terms at prevailing market rates.

(9) Shareholder’s Equity and Stock-Based Compensation

The Company granted 312,897 awards to employees under the 2016 Incentive Award Plan during the three months ended March 31, 2020, consisting of 20,724 restricted stock awards (“RSA”) and 92,768 restricted stock units (“RSU”) vesting after four years, and 199,405 fully-vested stock option awards. The Company granted 268,617 awards to employees under the 2016 Incentive Award Plan during the three months ended March 31, 2019, consisting of 5,000 stock option awards and 164,200 RSU vesting after four years, 77,417 fully-vested stock option awards and 22,000 stock option awards with vesting in twelve equal monthly installments beginning on March 31, 2019.

Award Activity

The following table sets forth the Company’s stock option activity:

	Three Months Ended March 31, 2020
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	3,030,071	$34.50
Granted	199,405	$107.93
Exercised	(80,832)	$16.61
Forfeited/Expired	(38,100)	$38.41
Outstanding - end of period	3,110,544	$39.63

Exercisable - end of period	1,563,803	$48.54

The following table sets forth the Company’s RSA/RSU activity:

Three Months Ended
March 31, 2020
Shares/Units
Outstanding and unvested - beginning of period	569,770
Granted	113,492
Vested	-
Forfeited	(5,000)
Outstanding and unvested - end of period	678,262

Cumulative vested shares - end of period	1,913,916

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended March 31,
	2020	2019
Total direct costs	$2,006	$1,560
Selling, general and administrative	3,439	1,623
Total stock-based compensation expense	$5,445	$3,183

(10) Income Taxes

The Company’s effective income tax rate was 20.6% and 22.1% for the three months ended March 31, 2020 and 2019, respectively. The Company’s effective income tax rate for the three months ended March 31, 2020 varied from the U.S. statutory rate of 21% primarily due to the impact of state taxes, which was favorably offset by previously acquired tax attributes, tax benefits related to Foreign Derived Intangible Income (FDII) and excess tax benefits recognized from share-based compensation.

(11) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of March 31, 2020 and December 31, 2019.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of March 31, 2020.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $11.8 million. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2026.

(12) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at March 31, 2020 and December 31, 2019, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreements

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. A Medpace employee was a member Cymabay’s board of directors from the first quarter of 2016 until his resignation in the first quarter of 2020. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. During the three months ended March 31, 2019, the Company recognized total revenue from Cymabay of $3.1 million in the Company’s condensed consolidated statements of operations. As of December 31, 2019, the Company had Advanced billings from Cymabay of $1.6 million in the condensed consolidated balance sheets. As of December 31, 2019, the Company had Accounts receivable and unbilled, net from Cymabay of $1.4 million recorded in the condensed consolidated balance sheets. As of the first quarter of 2020, Cymabay is no longer considered a related party.

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. During the three months ended March 31, 2020 and 2019, the Company recognized total revenue from LIB of $1.0 million and $0.7 million, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, respectively, the Company had Advanced billings from LIB of $0.4 million and $0.5 million recorded in the condensed consolidated balance sheets. In addition, as of March 31, 2020 and December 31, 2019, respectively, the Company had Accounts receivable and unbilled, net from LIB of $0.6 million and $0.3 million recorded in the condensed consolidated balance sheets.

CinRX Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the three months ended March 31, 2020 and 2019, the Company recognized total revenue from CinRx of $4.4 million and $1.4 million, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, respectively, the Company had Advanced billings from CinRx of $0.7 million and $0.9 million recorded in the condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019 the Company had Accounts receivable and unbilled, net from CinRx of $2.2 million and $0.2 million, respectively, in the condensed consolidated balance sheets.

The Summit, a Dolce Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. During the three months ended March 31, 2020 and 2019, Medpace incurred expenses of $0.2 million and $0.1 million at The Summit, respectively.

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Operating lease cost recognized for the three months ended March 31, 2020 and 2019 was $0.5 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2020 and December 31, 2019 were $4.8 million and $5.3 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2020 were $1.8 million and $3.0 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2019 were $1.8 million and $3.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease.

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the three months ended March 31, 2020 and 2019 was $0.9 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2020 and December 31, 2019 were $21.4 million and $21.9 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2020 were $2.3 million and $19.1 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2019 were $2.3 million and $19.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the executive vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.2 million and $0.3 million during the three months ended March 31, 2020 and 2019, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations.

(13) Entity Wide Disclosures

Revenue by Category

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Therapeutic Area
Oncology	$69,212	$55,962
Other	50,569	46,869
Metabolic	36,075	35,001
Cardiology	25,899	22,650
AVAI	25,147	19,924
Central Nervous System	23,977	20,335
Total revenue	$230,879	$200,741

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and with the information under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” below and “Risk Factors” in “Item 1A Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, including statements regarding our results of operations; financial position and performance; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to operations, marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations, are forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We caution you therefore against relying on these forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and “Part II – Other Information, Item 1A Risk Factors” herein.

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Central Nervous System (“CNS”), Antiviral and Anti-infective (“AVAI”), as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 3,600 employees across 37 countries as of March 31, 2020, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $246.9 million and $248.7 million for the three months ended March 31, 2020 and 2019, respectively.

Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of March 31, 2020, our backlog increased by $186.1 million, or 16.8%, to $1,294.2 million compared to $1,108.1 million as of March 31, 2019.

The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $3.9 million for the three months ended March 31, 2020 and unfavorable foreign currency adjustments of $1.8 million for the three months ended March 31, 2019.

Backlog and net new business award metrics may not be reliable indicators of our future period revenue as they are subject to a variety of factors that may cause material fluctuations from period to period. These factors include, but are not limited to, changes in the scope of projects, cancellations, and duration and timing of services provided.

Coronavirus (COVID-19)

On March 11, 2020, the World Health Organization declared the coronavirus COVID-19 outbreak to be a pandemic. This pandemic has resulted in increased travel restrictions and caused the shutdown of many businesses in countries in which we operate. While we continue to operate globally, the level of activity at each of our locations varies depending on the local governmental requirements and guidelines. The majority of our office staff are effectively working remotely and our labs are fully operational with modifications made to ensure the safety of our employees. The diversion of resources to treat COVID-19 patients has significantly impacted the operations at most of the investigative sites where patients in our clinical trials are recruited and treated. This has resulted in reduced trial starts and slowed new business awards, each of which results in decreased revenues. Depending on the duration of the disruption, ongoing studies may be cancelled and some of our clients may lack the funding to complete trials which are extended due to slowed recruitment of patients. We work with many smaller clients with limited financial resources and market disruptions may make raising additional funds difficult. Travel restrictions and business closures have also impacted study participants and clinical sites which affects our ability to efficiently provide clinical trial services. As a result, we are working with our customers to develop solutions to limit disruption to clinical trials while following required regulatory guidelines and maintaining quality to ensure the health and well-being of study participants. These include alternative assessment methods such as virtual monitoring visits. The COVID-19 outbreak has already had a significant adverse effect on the first quarter of fiscal 2020 and we believe that the outbreak will have an increasing adverse impact on our results of operations in the future. In connection with this expected adverse impact, we have also evaluated our headcount needs in a number of geographies and implemented some staff reductions where appropriate. As we cannot predict the duration or scope of the pandemic, the future financial impact on our results of operations and financial condition cannot be reasonably estimated, but will likely be material.

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

	Three Months Ended March 31,
	2020	2019
U.S. Dollars per Euro:	1.10	1.14

Results of Operations

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

	Three Months Ended
	March 31,
(Amounts in thousands, except percentages)	2020	2019	Change	% Change
Revenue, net	$230,879	$200,741	$30,138	15.0%
Direct service costs, excluding depreciation and amortization	88,795	75,109	13,686	18.2%
Reimbursed out-of-pocket expenses	77,006	70,594	6,412	9.1%
Total direct costs	165,801	145,703	20,098	13.8%
Selling, general and administrative	25,124	21,308	3,816	17.9%
Depreciation	2,453	1,991	462	23.2%
Amortization	1,997	5,844	(3,847)	(65.8)%
Total operating expenses	195,375	174,846	20,529	11.7%
Income from operations	35,504	25,895	9,609
Miscellaneous income (expense), net	617	(282)	899
Interest income (expense), net	357	(955)	1,312
Income before income taxes	36,478	24,658	11,820
Income tax provision	7,524	5,460	2,064
Net income	$28,954	$19,198	$9,756

Total revenue

Total revenue increased by $30.1 million to $230.9 million for the three months ended March 31, 2020, from $200.7 million for the three months ended March 31, 2019. The increase was primarily driven by growth within the Oncology, AVAI and other uncategorized therapeutic areas.

Total direct costs

Total direct costs increased by $20.1 million, to $165.8 million for the three months ended March 31, 2020 from $145.7 million for the three months ended March 31, 2019. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $6.4 million for the three months ended March 31, 2020, compared to the same period in the prior year. The higher personnel costs portion increased by $11.9 million for the three months ended March 31, 2020, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $3.8 million, to $25.1 million for the three months ended March 31, 2020 from $21.3 million for the three months ended March 31, 2019. This increase was primarily driven by higher personnel costs. The higher personnel costs portion increased by $4.0 million for the three months ended March 31, 2020, compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $3.4 million, to $4.5 million for the three months ended March 31, 2020 from $7.8 million for the three months ended March 31, 2019. The decrease in depreciation and amortization was primarily related to the continued amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous income (expense), net

Miscellaneous income (expense), net increased by $0.9 million to $0.6 million of income for the three months ended March 31, 2020 from $0.3 million of expense for the three months ended March 31, 2019. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest income (expense), net

Interest income (expense), net increased by $1.3 million to $0.4 million of income for the three months ended March 31, 2020 from $1.0 million of expense for the three months ended March 31, 2019. The increase in interest income (expense), net was related to a lower average outstanding balance in the three months ended March 31, 2020 under our credit facility.

Income tax provision

Income tax provision increased by $2.1 million, to $7.5 million for the three months ended March 31, 2020 from $5.5 million for the three months ended March 31, 2019. The increase in the income tax provision was primarily attributable to an increase in pre-tax book income which was partially offset by an increase in tax benefits related to FDII and an increase in excess tax benefits recognized from share-based compensation compared to the same period in the prior year. The overall effective tax rate for the three months ended March 31, 2020 was 20.6%, compared to an overall effective tax rate of 22.1% for the three months ended March 31, 2019. The decrease in the overall effective tax rate was primarily attributable to an increase in tax benefits related to Foreign Derived Intangible Income (FDII) and an increase in excess tax benefits recognized from share-based compensation compared to the same period in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our unsecured credit facility consisting of up to a $50.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”). As of March 31, 2020, we had cash and cash equivalents of $134.0 million. Approximately $21.8 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of March 31, 2020. On March 30, 2020, we extended the expiration date of the Credit Facility to March 31, 2021 and added provisions for alternative interest rates when certain interbank market offered rates are not available.

As of March 31, 2020, we had $49.8 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowing under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Three Months Ended
	March 31,
Cash Flows (Amounts in thousands)	2020	2019
Net cash provided by operating activities	$49,148	$34,005
Net cash used in investing activities	(5,522)	(3,842)
Net cash used in financing activities	(40,445)	(23,028)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,102)	(290)
Increase in cash, cash equivalents and restricted cash	$2,079	$6,845

Cash Flow from Operating Activities

Cash flows from operations are driven mainly by net income, stock based compensation expense and net movement in accounts receivable and unbilled, net, and accounts payable. Accounts receivable and unbilled, net and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.

Net cash flows provided by operating activities was $49.1 million for the three months ended March 31, 2020 beginning with net income of $29.0 million. Adjustments to reconcile net income to net cash provided by operating activities were $13.6 million, primarily related to amortization of intangibles of $2.0 million, depreciation of $2.5 million, stock based compensation expense of $5.4 million and noncash lease expense of $2.9 million. Changes in operating assets and liabilities provided $6.5 million in operating cash flows and was primarily driven by decreased accounts receivable and unbilled, net of $19.3 million and a change in other assets and liabilities, net of $3.4 million, offset by decreased accounts payable of $6.8 million.

Net cash flows provided by operating activities was $34.0 million for the three months ended March 31, 2019 beginning with net income of $19.2 million. Adjustments to reconcile net income to net cash provided by operating activities were $13.9 million, primarily related to amortization of intangibles of $5.8 million, depreciation of $2.0 million, stock based compensation expense of $3.2 million and noncash lease expense of $2.4 million. Changes in operating assets and liabilities provided $0.9 million in operating cash flows and was primarily driven by a change in other assets and liabilities, net of $5.8 million and decreased accounts receivable and unbilled, net of $4.3 million, offset by increased accrued expenses of $5.2 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $5.5 million for the three months ended March 31, 2020 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $3.8 million for the three months ended March 31, 2019 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $40.4 million for the three months ended March 31, 2020 primarily related to $41.8 million in repurchases of common stock.

Net cash used in financing activities was $23.0 million for the three months ended March 31, 2019 primarily related to $24.0 million in principal payments on our Prior Senior Secured Term Loan Facility.

Share Repurchases

In the first quarter of 2018, the Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. In the first quarter of 2020, the Board of Directors approved an additional $50.0 million in share repurchases, bringing the total to $100.0 million authorized under the share repurchase program. During the quarter ended March 31, 2020, the Company repurchased 661,637 shares for $43.2 million. As of March 31, 2020, $56.8 million remained available under the repurchase program authorization.

Repurchases under the share repurchase program are executed in the open market or negotiated transactions under trading plans put in place pursuant to Rule 10b5-1. The Company constructively retires all repurchased shares with all amounts paid in excess of par value reflected within Retained earnings in the Company’s condensed consolidated balance sheets. The repurchase program may be suspended or discontinued at any time without notice.

Indebtedness

As of March 31, 2020, we had no indebtedness and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

There have been no significant changes in the critical accounting policies and estimates as previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Effect of Recent Accounting Pronouncements

Refer to Note 1 of the Condensed Consolidated Financial Statements for management’s discussion of the effect of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than the negative impact the recent outbreak of the coronavirus (COVID-19) has had and will continue to have on our business and results of operations as discussed elsewhere in this report, there have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the President and Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d) -15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this report. Based on this evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that control objectives are met. Because of inherent limitations in all control systems, no evaluation of controls can provide assurance that all control issues and instances of fraud, if any, within a company will be detected. Additionally, controls can be circumvented by individuals, by collusion of two or more people or by management override. Over time, controls can become inadequate because of changes in conditions or the degree of compliance may deteriorate. Further, the design of any system of controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Because of the inherent limitations in any cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s fiscal 2019 Annual Report on Form 10-K in response to Item 1A of Part I of Form 10-K, except that we are adding the following risk factor discussion relating to coronavirus COVID-19.

The outbreak of the coronavirus (COVID-19) is materially and adversely affecting our business.

On March 11, 2020, the World Health Organization declared the coronavirus COVID-19 outbreak to be a pandemic. This pandemic has resulted in increased travel restrictions and caused the shutdown of many businesses in countries in which we operate. While we continue to operate globally, the level of activity at each of our locations varies depending on the local governmental requirements and guidelines. The majority of our office staff are effectively working remotely and our labs are fully operational with modifications made to ensure the safety of our employees. The diversion of resources to treat COVID-19 patients has significantly impacted the operations at most of the investigative sites where patients in our clinical trials are recruited and treated. This has resulted in reduced trial starts and slowed new business awards, each of which results in decreased revenues. Depending on the duration of the disruption, ongoing studies may be cancelled and some of our clients may lack the funding to complete trials which are extended due to slowed recruitment of patients. We work with many smaller clients with limited financial resources and market disruptions may make raising additional funds difficult. Travel restrictions and business closures have also impacted study participants and clinical sites which affects our ability to efficiently provide clinical trial services. As a result, we are working with our customers to develop solutions to limit disruption to clinical trials while following required regulatory guidelines and maintaining quality to ensure the health and well-being of study participants. These include alternative assessment methods such as virtual monitoring visits. The COVID-19 outbreak has already had a significant adverse effect on the first quarter of fiscal 2020 and we believe that the outbreak will have an increasing adverse impact on our results of operations in the future. In connection with this expected adverse impact, we have also evaluated our headcount needs in a number of geographies and implemented some staff reductions where appropriate. As we cannot predict the duration or scope of the pandemic, the future financial impact on our results of operations and financial condition cannot be reasonably estimated, but will likely be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

This table provides certain information with respect to our monthly repurchases of the Company’s common stock during the first quarter of fiscal year 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Value of Share That May Yet Be Purchased Under the Plan
March 1, 2020, through March 31, 2020	661,637	$65.32	661,637	$56,784,756
Total	661,637	$65.32	661,637

All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

We returned $43.2 million to shareholders in the form of share repurchases in the first quarter of fiscal year 2020. Refer to Note 1 – Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
January 2, 2020	2014 Equity Incentive Plan	555	$16.20	$9,000
January 31, 2020	2014 Equity Incentive Plan	23,702	14.41	341,500
January 31, 2020	2014 Equity Incentive Plan	2,962	16.20	48,000
February 18, 2020	2014 Equity Incentive Plan	2,305	14.41	33,200
February 18, 2020	2014 Equity Incentive Plan	2,592	16.20	42,000
February 21, 2020	2014 Equity Incentive Plan	200	14.41	2,900
February 24, 2020	2014 Equity Incentive Plan	1,667	14.41	24,000
February 27, 2020	2014 Equity Incentive Plan	1,628	14.41	23,500
February 27, 2020	2014 Equity Incentive Plan	3,222	16.20	52,200
February 28, 2020	2014 Equity Incentive Plan	200	14.41	2,900
February 28, 2020	2014 Equity Incentive Plan	2,777	18.23	50,600
March 2, 2020	2014 Equity Incentive Plan	3,166	14.41	45,600
March 4, 2020	2014 Equity Incentive Plan	2,962	16.20	48,000
March 6, 2020	2014 Equity Incentive Plan	876	14.41	12,600
March 9, 2020	2014 Equity Incentive Plan	150	14.41	2,200
March 12, 2020	2014 Equity Incentive Plan	150	14.41	2,200
March 13, 2020	2014 Equity Incentive Plan	250	14.41	3,600
March 16, 2020	2014 Equity Incentive Plan	3,179	14.41	45,800
March 17, 2020	2014 Equity Incentive Plan	250	14.41	3,600
March 18, 2020	2014 Equity Incentive Plan	6,102	14.41	87,900
March 18, 2020	2014 Equity Incentive Plan	2,369	16.20	38,400
March 18, 2020	2014 Equity Incentive Plan	1,603	18.23	29,200
March 19, 2020	2014 Equity Incentive Plan	4,443	14.41	64,000
March 19, 2020	2014 Equity Incentive Plan	1,111	16.20	18,000
March 23, 2020	2014 Equity Incentive Plan	500	14.41	7,200
March 23, 2020	2014 Equity Incentive Plan	1,111	16.20	18,000
March 27, 2020	2014 Equity Incentive Plan	355	14.41	5,100
March 27, 2020	2014 Equity Incentive Plan	445	16.20	7,200
Total		70,832		$1,068,400

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	Amendment No. 1 dated March 30, 2020 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	4/1/2020

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

/s/ Jesse J. Geiger
Jesse J. Geiger
Chief Financial Officer, and Chief Operating Officer, Laboratory Operations (Authorized Officer and Principal Financial Officer)

Date: April 29, 2020