Form 10-Q
period 2020-06-30
Medpace Holdings, Inc.
filed 2020-07-28
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,408,120 shares outstanding as of July 24, 2020

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	June 30,	December 31.
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$160,903	$131,920
Accounts receivable and unbilled, net (includes $2.5 million and $1.9 million with related parties at June 30, 2020 and December 31, 2019, respectively)	127,286	155,662
Prepaid expenses and other current assets	30,893	29,446
Total current assets	319,082	317,028
Property and equipment, net	65,954	47,292
Operating lease right-of-use assets	113,566	52,152
Goodwill	662,427	662,396
Intangible assets, net	50,373	54,350
Deferred income taxes	469	376
Other assets	10,263	9,477
Total assets	$1,222,134	$1,143,071
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.1 million and $0.2 million with related parties at June 30, 2020 and December 31, 2019, respectively)	$14,879	$22,404
Accrued expenses	102,950	109,252
Advanced billings (includes $1.6 million and $3.0 million with related parties at June 30, 2020 and December 31, 2019, respectively)	195,351	192,359
Other current liabilities	24,804	18,987
Total current liabilities	337,984	343,002
Operating lease liabilities	114,984	45,212
Deferred income tax liability	15,341	12,849
Other long-term liabilities	15,756	15,725
Total liabilities	484,065	416,788
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 35,408,120 and 36,065,278 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	354	360
Treasury stock - 200,000 shares at June 30, 2020 and December 31, 2019, respectively	(6,030)	(6,030)
Additional paid-in capital	676,621	666,585
Retained earnings	70,347	68,109
Accumulated other comprehensive loss	(3,223)	(2,741)
Total shareholders’ equity	738,069	726,283
Total liabilities and shareholders’ equity	$1,222,134	$1,143,071

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue, net (includes $2.7 million and $4.0 million with related parties for the three months ended June 30, 2020 and 2019, respectively, and $8.2 million and $9.1 million with related parties for the six months ended June 30, 2020 and 2019, respectively)	$204,995	$214,104	$435,874	$414,845
Operating expenses:
Direct service costs, excluding depreciation and amortization	86,625	79,327	175,420	154,436
Reimbursed out-of-pocket expenses	61,733	70,985	138,739	141,579
Total direct costs	148,358	150,312	314,159	296,015
Selling, general and administrative	21,855	23,556	46,979	44,864
Depreciation	2,674	1,982	5,127	3,973
Amortization	1,980	2,995	3,977	8,839
Total operating expenses	174,867	178,845	370,242	353,691
Income from operations	30,128	35,259	65,632	61,154
Other income (expense), net:
Miscellaneous income (expense), net	239	(19)	856	(301)
Interest (expense) income, net	(5)	(748)	352	(1,703)
Total other income (expense), net	234	(767)	1,208	(2,004)
Income before income taxes	30,362	34,492	66,840	59,150
Income tax provision	6,258	7,037	13,782	12,497
Net income	$24,104	$27,455	$53,058	$46,653
Net income per share attributable to common shareholders:
Basic	$0.68	$0.76	$1.48	$1.30
Diluted	$0.64	$0.73	$1.40	$1.24
Weighted average common shares outstanding:
Basic	35,386	35,839	35,705	35,772
Diluted	37,328	37,389	37,680	37,377

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$24,104	$27,455	$53,058	$46,653
Other comprehensive income
Foreign currency translation adjustments, net of taxes	506	414	(482)	140
Comprehensive income	$24,610	$27,869	$52,576	$46,793

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2018	$356	$(6,030)	$639,381	$(41,487)	$(2,517)	$589,703
Impact to Retained Earnings from adoption of ASU 2016-02				9,153		9,153
BALANCE — January 1, 2019	356	(6,030)	639,381	(32,334)	(2,517)	598,856
Net income				19,198		19,198
Foreign currency translation					(274)	(274)
Stock-based compensation expense			3,183			3,183
Stock options exercised	1		933			934
BALANCE — March 31, 2019	$357	$(6,030)	$643,497	$(13,136)	$(2,791)	$621,897
Net income				27,455		27,455
Foreign currency translation					414	414
Stock-based compensation expense			5,385			5,385
Stock options exercised	2		2,902			2,904
BALANCE — June 30, 2019	$359	$(6,030)	$651,784	$14,319	$(2,377)	$658,055

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2019	$360	$(6,030)	$666,585	$68,109	$(2,741)	$726,283
Net income				28,954		28,954
Foreign currency translation					(988)	(988)
Stock-based compensation expense			5,445			5,445
Stock options exercised	1		1,342			1,343
Repurchases of common stock	(6)			(43,232)		(43,238)
BALANCE — March 31, 2020	$355	$(6,030)	$673,372	$53,831	$(3,729)	$717,799
Net income				24,104		24,104
Foreign currency translation					506	506
Stock-based compensation expense			2,616			2,616
Stock options exercised			633			633
Repurchases of common stock	(1)			(7,588)		(7,589)
BALANCE — June 30, 2020	$354	$(6,030)	$676,621	$70,347	$(3,223)	$738,069

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,058	$46,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,127	3,973
Amortization	3,977	8,839
Stock-based compensation expense	8,061	8,568
Amortization of debt issuance costs and discount	-	874
Noncash lease expense	6,288	4,787
Deferred income tax provision	2,416	1,840
Amortization and adjustment of deferred credit	(356)	(400)
Other	(265)	10
Changes in assets and liabilities:
Accounts receivable and unbilled, net	28,524	(15,470)
Prepaid expenses and other current assets	(860)	(3,414)
Accounts payable	(7,173)	5,338
Accrued expenses	(5,933)	6,066
Advanced billings	3,094	17,546
Lease liabilities	(4,933)	(4,338)
Other assets and liabilities, net	2,390	(237)
Net cash provided by operating activities	93,415	80,635
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(14,885)	(5,990)
Other	48	(1,292)
Net cash used in investing activities	(14,837)	(7,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	1,976	3,891
Repurchases of common stock	(50,827)	-
Payment of debt	-	(80,438)
Net cash used in financing activities	(48,851)	(76,547)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(744)	10
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	28,983	(3,184)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	131,920	23,282
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$160,903	$20,098
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Acquisition of property and equipment—non-cash	$11,697	$2,167

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2020

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

Share Repurchases

In the first quarter of 2018, the Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. In the first quarter of 2020, the Board of Directors approved an additional $50.0 million in share repurchases, bringing the total to $100.0 million authorized under the share repurchase program. During the three and six months ended June 30, 2020, the Company repurchased 110,488 and 772,125 shares for $7.6 million and $50.8 million, respectively. As of June 30, 2020, $49.2 million remained available under the repurchase program authorization.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” intended to provide financial statement users with more decision-useful information about expected credit losses and other commitments to extend credit held by the reporting entity. The standard replaces the incurred loss impairment methodology with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this standard in the first quarter of 2020 and it had no impact to the condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except for earnings per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted-average shares:
Common shares outstanding	35,386	35,839	35,705	35,772
RSAs	95	102	95	103
Total weighted-average shares	35,481	35,941	35,800	35,875
Earnings per common share—Basic
Net income	$24,104	$27,455	$53,058	$46,653
Less: Undistributed earnings allocated to RSAs	65	78	141	134
Net income available to common shareholders—Basic	$24,039	$27,377	$52,917	$46,519

Net income per common share—Basic	$0.68	$0.76	$1.48	$1.30

Basic weighted-average common shares outstanding	35,386	35,839	35,705	35,772
Effect of diluted shares	1,942	1,550	1,975	1,605
Diluted weighted-average shares outstanding	37,328	37,389	37,680	37,377

Net income per common share—Diluted	$0.64	$0.73	$1.40	$1.24

During the three and six months ended June 30, 2020, the Company had 439,405 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the three and six months ended June 30, 2019, the Company had 30,500 and 0 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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

The Company does not have any recurring fair value measurements as of June 30, 2020. There were no transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2020 or 2019.

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2020	2019
Accounts receivable	$100,146	$127,877
Unbilled receivables	27,457	28,368
Less: allowance for doubtful accounts	(317)	(583)
Total accounts receivable and unbilled, net	$127,286	$155,662

Contract Liabilities

Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2020	2019
Advanced billings	$195,351	$192,359

As of June 30, 2020, we had approximately $1.4 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2020	2019
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Other	3,074	3,074
Total finite-lived intangible assets	148,125	148,125
Accumulated amortization:
Customer relationships	(126,324)	(122,426)
Other	(3,074)	(2,995)
Total accumulated amortization	(129,398)	(125,421)
Total finite-lived intangible assets, net	18,727	22,704
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$50,373	$54,350

As of June 30, 2020, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2020	$3,899
2021	5,114
2022	3,353
2023	2,199
2024	1,443
Later years	2,719
$18,727

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2020	2019
Employee compensation and benefits	$28,742	$34,119
Project related reimbursable expenses	68,746	68,696
Other	5,462	6,437
Total accrued expenses	$102,950	$109,252

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

As of June 30, 2020, there were no outstanding borrowings under the Credit Facility and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$4,871	$3,220	$8,639	$6,337
Variable lease cost	1,184	752	2,070	1,346

Supplemental cash flow information related to the leases was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,111	$4,686

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	68,171	4,561

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	June 30,	December 31,
	2020	2019
Operating lease right-of-use assets	$113,566	$52,152

Other current liabilities	$13,950	$10,977
Operating lease liabilities	114,984	45,212
Total operating lease liabilities	$128,934	$56,189

Weighted Average Remaining Lease Term (years)
Operating leases	13.1	6.3
Weighted Average Discount Rate
Operating leases	5.9%	6.0%

Lease payments due related to lease liabilities as of June 30, 2020 were as follows (in thousands):

	Related Party	Non-Related Parties	Total
	Operating Leases	Operating Leases	Operating Leases
Remainder of 2020	$5,287	$4,538	$9,825
2021	10,252	10,631	20,883
2022	10,037	7,479	17,516
2023	8,501	6,321	14,822
2024	8,623	4,700	13,323
Later years	106,676	11,608	118,284
Total lease payments	149,376	45,277	194,653
Less: imputed interest	(59,666)	(6,053)	(65,719)
Total	$89,710	$39,224	$128,934

The Company began to occupy an additional leased corporate headquarters building in the second quarter of fiscal year 2020. See Note 12 for details of this related party lease.

(9) Shareholder’s Equity and Stock-Based Compensation

The Company granted 319,397 awards to employees under the 2016 Incentive Award Plan during the six months ended June 30, 2020, consisting of 20,724 restricted stock awards (“RSA”) and 96,768 restricted stock units (“RSU”) vesting after four years, 2,500 RSU vesting after three years, and 199,405 fully-vested stock option awards. The Company granted an additional 23,148 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan, during the six months ended June 30, 2020. The Company granted 510,986 awards to employees under the 2016 Incentive Award Plan during the six months ended June 30, 2019, consisting of 5,000 stock option awards and 167,310 RSU vesting after four years, 5,000 stock option awards vesting after one year, 311,676 fully-vested stock option awards and 22,000 stock option awards with vesting in twelve equal monthly installments beginning on March 31, 2019. The Company granted an additional 38,832 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan, during the six months ended June 30, 2019.

Award Activity

The following table sets forth the Company’s stock option activity:

	Six Months Ended June 30, 2020
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	3,030,071	$34.50
Granted	222,553	$105.48
Exercised	(114,967)	$17.19
Forfeited/Expired	(52,580)	$36.45
Outstanding - end of period	3,085,077	$40.23

Exercisable - end of period	1,570,049	$49.40

The following table sets forth the Company’s RSA/RSU activity:

Six Months Ended
June 30, 2020
Shares/Units
Outstanding and unvested - beginning of period	569,770
Granted	119,992
Vested	-
Forfeited	(42,490)
Outstanding and unvested - end of period	647,272

Cumulative vested shares - end of period	1,913,916

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total direct costs	$1,774	$1,718	$3,780	$3,278
Selling, general and administrative	842	3,667	4,281	5,290
Total stock-based compensation expense	$2,616	$5,385	$8,061	$8,568

(10) Income Taxes

The Company’s effective income tax rate was 20.6% and 20.4% for the three months ended June 30, 2020 and 2019, respectively. The Company’s effective income tax rate was 20.6% and 21.1% for the six months ended June 30, 2020 and 2019, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2020 varied from the U.S. statutory rate of 21% primarily due to the impact of state taxes, which was favorably offset by previously acquired tax attributes, tax benefits related to Foreign Derived Intangible Income (FDII) and excess tax benefits recognized from share-based compensation.

(11) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of June 30, 2020 and December 31, 2019.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of June 30, 2020.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $11.9 million. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2026.

(12) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at June 30, 2020 and December 31, 2019, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreements

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. A Medpace employee was a member Cymabay’s board of directors from the first quarter of 2016 until his resignation in the first quarter of 2020. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from Cymabay of  $2.8 million and $5.9 million during the three and six months ended June 30, 2019, respectively, in the Company’s condensed consolidated statements of operations. As of December 31, 2019, the Company had Advanced billings from Cymabay of $1.6 million in the condensed consolidated balance sheets. As of December 31, 2019, the Company had Accounts receivable and unbilled, net from Cymabay of $1.4 million recorded in the condensed consolidated balance sheets. As of the first quarter of 2020, Cymabay is no longer considered a related party.

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $0.4 million and $0.3 million during the three months ended June 30, 2020 and 2019, respectively, and $1.4 and $1.0 during the six months ended June 30, 2020 and 2019, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2020 and December 31, 2019, respectively, the Company had Advanced billings from LIB of $0.8 million and $0.5 million recorded in the condensed consolidated balance sheets. In addition, as of June 30, 2020 and December 31, 2019, respectively, the Company had Accounts receivable and unbilled, net from LIB of $1.1 million and $0.3 million recorded in the condensed consolidated balance sheets.

CinRX Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $2.4 million and $0.9 million during the three months ended June 30, 2020 and 2019, respectively, and $6.8 and $2.3 during the six months ended June 30, 2020 and 2019, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2020 and December 31, 2019, respectively, the Company had Advanced billings from CinRx of $0.8 million and $0.9 million recorded in the condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019 the Company had Accounts receivable and unbilled, net from CinRx of $1.3 million and $0.2 million, respectively, in the condensed consolidated balance sheets.

The Summit, a Dolce Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. Medpace incurred expenses of less than $0.1 million and $0.2 million during the three months ended June 30, 2020 and 2019, respectively, and $0.2 and $0.3 during the six months ended June 30, 2020 and 2019, respectively, at The Summit.

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

Operating lease cost recognized for the three months ended June 30, 2020 and 2019 was $0.5 million, respectively, and $1.0 million for the six months ended June 30, 2020 and 2019, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2020 and December 31, 2019 were $4.4 million and $5.3 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2020 were $1.8 million and $2.6 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2019 were $1.8 million and $3.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three and six months ended June 30, 2020 was $0.9 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2020 were $54.2 million in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2020 were $0.8 million and $63.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the three months ended June 30, 2020 and 2019 was $0.9 million, respectively, and $1.8 million for the six months ended June 30, 2020 and 2019, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2020 and December 31, 2019 were $20.8 million and $21.9 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2020 were $2.4 million and $18.5 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2019 were $2.3 million and $19.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the executive vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.2 million and $0.3 million during the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.6 million during the six months ended June 30, 2020 and 2019, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations.

(13) Entity Wide Disclosures

Revenue by Category

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Therapeutic Area
Oncology	$65,629	$64,661	$134,841	$120,623
Other	45,196	47,092	95,765	93,961
Metabolic	30,210	32,367	66,285	67,368
AVAI	22,987	22,664	48,134	42,588
Cardiology	21,755	24,409	47,654	47,059
Central Nervous System	19,218	22,911	43,195	43,246
Total revenue	$204,995	$214,104	$435,874	$414,845

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and with the information under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” below and “Risk Factors” in “Item 1A Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as amended by our Quarterly Reports on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, including statements regarding our results of operations; financial position and performance; the anticipated impact of the coronavirus COVID-19 pandemic on our business; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to operations, marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations, are forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We caution you therefore against relying on these forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as amended by our Quarterly Reports on Form 10-Q and “Part II – Other Information, Item 1A Risk Factors” herein.

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Central Nervous System (“CNS”), Antiviral and Anti-infective (“AVAI”), as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 3,400 employees across 38 countries as of June 30, 2020, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $254.1 million and $501.0 million for the three and six months ended June 30, 2020, respectively. Net new business awards were $279.2 million and $527.9 million for the three and six months ended June 30, 2019, respectively.

Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of June 30, 2020, our backlog increased by $171.1 million, or 14.6%, to $1,342.8 million compared to $1,171.7 million as of June 30, 2019. Included within backlog as of June 30, 2020 was approximately $670 million to $690 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.

The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $0.2 million for the three months ended June 30, 2020; unfavorable foreign currency adjustments of $4.1 million for six months ended June 30, 2020; unfavorable foreign currency adjustments of $0.8 million for the three months ended June 30, 2019; and unfavorable foreign currency adjustments of $2.6 million for the six months ended June 30, 2019.

Backlog and net new business award metrics may not be reliable indicators of our future period revenue as they are subject to a variety of factors that may cause material fluctuations from period to period. These factors include, but are not limited to, changes in the scope of projects, cancellations, and duration and timing of services provided.

Coronavirus (COVID-19)

On March 11, 2020, the World Health Organization declared the coronavirus COVID-19 outbreak to be a pandemic. This pandemic has resulted in increased travel restrictions and caused the shutdown of many businesses in countries in which we operate. While we continue to operate globally, the level of activity at each of our locations varies depending on the local governmental requirements and guidelines. Our office staff are effectively working in the office or remotely and our labs are fully operational with modifications made to ensure the safety of our employees. The diversion of resources to treat COVID-19 patients has significantly impacted the operations at most of the investigative sites where patients in our clinical trials are recruited and treated. This has resulted in reduced trial starts and slowed new business awards, each of which results in decreased revenues. Depending on the duration of the disruption, ongoing studies may be cancelled and some of our clients may lack the funding to complete trials which are extended due to slowed recruitment of patients. We work with many smaller clients with limited financial resources and market disruptions may make raising additional funds difficult. Travel restrictions and business closures have also impacted study participants and clinical sites which affects our ability to efficiently provide clinical trial services. As a result, we are working with our customers to develop solutions to limit disruption to clinical trials while following required regulatory guidelines and maintaining quality to ensure the health and well-being of study participants. These include alternative assessment methods such as virtual monitoring visits. The COVID-19 outbreak has already had a significant adverse effect on the first and second quarters of fiscal 2020 and we believe that the outbreak will have a continued adverse impact on our results of operations in the future. In connection with this expected adverse impact, we have also evaluated our headcount needs in a number of geographies and implemented some staff reductions where appropriate. As we cannot predict the duration or scope of the pandemic, the future financial impact on our results of operations and financial condition cannot be reasonably estimated, but the impact will likely be material.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S. Dollars per Euro:	1.10	1.12	1.10	1.13

Results of Operations

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

	Three Months Ended
	June 30,
(Amounts in thousands, except percentages)	2020	2019	Change	% Change
Revenue, net	$204,995	$214,104	$(9,109)	(4.3)%
Direct service costs, excluding depreciation and amortization	86,625	79,327	7,298	9.2%
Reimbursed out-of-pocket expenses	61,733	70,985	(9,252)	(13.0)%
Total direct costs	148,358	150,312	(1,954)	(1.3)%
Selling, general and administrative	21,855	23,556	(1,701)	(7.2)%
Depreciation	2,674	1,982	692	34.9%
Amortization	1,980	2,995	(1,015)	(33.9)%
Total operating expenses	174,867	178,845	(3,978)	(2.2)%
Income from operations	30,128	35,259	(5,131)
Miscellaneous income (expense), net	239	(19)	258
Interest expense, net	(5)	(748)	743
Income before income taxes	30,362	34,492	(4,130)
Income tax provision	6,258	7,037	(779)
Net income	$24,104	$27,455	$(3,351)

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

	Six Months Ended
	June 30,
(Amounts in thousands, except percentages)	2020	2019	Change	% Change
Revenue, net	$435,874	$414,845	$21,029	5.1%
Direct service costs, excluding depreciation and amortization	175,420	154,436	20,984	13.6%
Reimbursed out-of-pocket expenses	138,739	141,579	(2,840)	(2.0)%
Total direct costs	314,159	296,015	18,144	6.1%
Selling, general and administrative	46,979	44,864	2,115	4.7%
Depreciation	5,127	3,973	1,154	29.0%
Amortization	3,977	8,839	(4,862)	(55.0)%
Total operating expenses	370,242	353,691	16,551	4.7%
Income from operations	65,632	61,154	4,478
Miscellaneous income (expense), net	856	(301)	1,157
Interest (expense) income, net	352	(1,703)	2,055
Income before income taxes	66,840	59,150	7,690
Income tax provision	13,782	12,497	1,285
Net income	$53,058	$46,653	$6,405

Total revenue

Total revenue decreased by $9.1 million to $205.0 million for the three months ended June 30, 2020, from $214.1 million for the three months ended June 30, 2019. The decrease was primarily driven by the impact of the coronavirus COVID-19 pandemic on the Company’s operations as the Company saw contraction in the quarter in projects across Cardiology, Central Nervous System, Metabolic and other uncategorized therapeutic areas.

Total revenue increased by $21.0 million to $435.9 million for the six months ended June 30, 2020, from $414.8 million for the six months ended June 30, 2019. The increase was primarily driven by growth within the Oncology and AVAI therapeutic areas.

Total direct costs

Total direct costs decreased by $2.0 million, to $148.4 million for the three months ended June 30, 2020 from $150.3 million for the three months ended June 30, 2019. The decrease was primarily attributed to lower reimbursed out-of-pocket expenses, partially offset by higher personnel costs. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, decreased $9.3 million for the three month period ended June 30, 2020, compared to the same period in the prior year. The higher personnel costs portion, including severance, increased by $7.1 million for the three months ended June 30, 2020, compared to the same period in the prior year.

Total direct costs increased by $18.1 million, to $314.2 million for the six months ended June 30, 2020 from $296.0 million for the six months ended June 30, 2019. The increase was primarily attributed to higher personnel costs to support the growth in service activities, partially offset by lower reimbursed out-of-pocket expenses. The higher personnel costs portion, including severance, increased by $19.2 million for the six months ended June 30, 2020, compared to the same period in the prior year. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, decreased $2.9 million for the six months ended June 30, 2020, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses decreased by $1.7 million, to $21.9 million for the three months ended June 30, 2020 from $23.6 million for the three months ended June 30, 2019. Personnel costs, net of severance, decreased by $1.3 million for the three months ended June 30, 2020, compared to the same period in the prior year.

Selling, general and administrative expenses increased by $2.1 million, to $47.0 million for the six months ended June 30, 2020 from $44.9 million for the six months ended June 30, 2019. This increase was primarily driven by higher personnel costs to support growth activities. Personnel costs, including severance, increased by $2.7 million for the six months ended June 30, 2020, compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.3 million, to $4.7 million for the three months ended June 30, 2020 from $5.0 million for the three months ended June 30, 2019. Depreciation and amortization expense decreased by $3.7 million, to $9.1 million for the six months ended June 30, 2020 from $12.8 million for the six months ended June 30, 2019. The decrease in depreciation and amortization was primarily related to the continued amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous income (expense), net

Miscellaneous income (expense), net increased by $0.3 million to $0.2 million of income for the three months ended June 30, 2020 from $0.0 million of expense for the three months ended June 30, 2019. Miscellaneous income (expense), net increased by $1.2 million to $0.9 million of income for the six months ended June 30, 2020 from $0.3 million of expense for the six months ended June 30, 2019. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest (expense) income, net

Interest (expense) income, net increased by $0.7 million of income to $0.0 million of expense for the three months ended June 30, 2020 from $0.7 million of expense for the three months ended June 30, 2019. Interest (expense) income, net increased by $2.1 million of income to $0.4 million of income for the six months ended June 30, 2020 from $1.7 million of expense for the six months ended June 30, 2019. The increase in interest (expense) income, net was related to a lower average outstanding balance under our credit facility.

Income tax provision

Income tax provision decreased by $0.8 million, to $6.3 million for the three months ended June 30, 2020 from $7.0 million for the three months ended June 30, 2019. The overall effective tax rate for the three months ended June 30, 2020 was 20.6%, compared to an overall effective tax rate of 20.4% for the three months ended June 30, 2019. The decrease in the income tax provision was primarily attributable to a decrease in pre-tax book income and an increase in tax benefits related to FDII which was partially offset by a decrease in excess tax benefits recognized from share-based compensation. The increase in the effective tax rate was primarily attributable to a decrease in excess tax benefits recognized from share-based compensation compared to the same period in the prior year which was partially offset by an increase in tax benefits related to FDII.

Income tax provision increased by $1.3 million, to $13.8 million for the six months ended June 30, 2020 from $12.5 million for the six months ended June 30, 2019. The overall effective tax rate for the six months ended June 30, 2020 was 20.6%, compared to an overall effective tax rate of 21.1% for the six months ended June 30, 2019. The increase in the income tax provision was primarily attributable to an increase in pre-tax book income, which was partially offset by an increase in tax benefits related to FDII. The decrease in the overall effective tax rate primarily relates to an increase in tax benefits related to FDII compared to the same period in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our unsecured credit facility consisting of up to a $50.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”). As of June 30, 2020, we had cash and cash equivalents of $160.9 million. Approximately $25.1 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of June 30, 2020. On March 30, 2020, we extended the expiration date of the Credit Facility to March 31, 2021 and added provisions for alternative interest rates when certain interbank market offered rates are not available.

As of June 30, 2020, we had $49.8 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowing under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Six Months Ended
	June 30,
Cash Flows (Amounts in thousands)	2020	2019
Net cash provided by operating activities	$93,415	$80,635
Net cash used in investing activities	(14,837)	(7,282)
Net cash used in financing activities	(48,851)	(76,547)
Effect of exchange rates on cash, cash equivalents and restricted cash	(744)	10
Increase (decrease) in cash, cash equivalents and restricted cash	$28,983	$(3,184)

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

Net cash flows provided by operating activities was $93.4 million for the six months ended June 30, 2020 beginning with net income of $53.1 million. Adjustments to reconcile net income to net cash provided by operating activities were $25.2 million, primarily related to amortization of intangibles of $4.0 million, depreciation of $5.1 million, stock based compensation expense of $8.1 million and noncash lease expense of $6.3 million. Changes in operating assets and liabilities provided $15.1 million in operating cash flows and was primarily driven by decreased accounts receivable and unbilled, net of $28.5 million, offset by decreased accounts payable of $7.2 million and decreased accrued expenses of $5.9 million.

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

Cash Flow from Investing Activities

Net cash used in investing activities was $14.8 million for the six months ended June 30, 2020 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $7.3 million for the six months ended June 30, 2019 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $48.9 million for the six months ended June 30, 2020 primarily related to $50.8 million in repurchases of common stock.

Net cash used in financing activities was $76.5 million for the six months ended June 30, 2019 primarily related to $80.4 million in principal payments on our Senior Secured Term Loan Facility.

Share Repurchases

In the first quarter of 2018, the Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. In the first quarter of 2020, the Board of Directors approved an additional $50.0 million in share repurchases, bringing the total to $100.0 million authorized under the share repurchase program. During the three and six months ended June 30, 2020, the Company repurchased 110,488 and 772,125 shares for $7.6 million and $50.8 million, respectively. As of June 30, 2020, $49.2 million remained available under the repurchase program authorization.

Repurchases under the share repurchase program are executed in the open market or negotiated transactions under trading plans established pursuant to Rule 10b5-1. The Company constructively retires all repurchased shares with all amounts paid in excess of par value reflected within Retained earnings in the Company’s condensed consolidated balance sheets. The repurchase program may be suspended or discontinued at any time without notice.

Indebtedness

As of June 30, 2020, we had no indebtedness and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s fiscal 2019 Annual Report on Form 10-K in response to Item 1A of Part I of Form 10-K as amended by our Quarterly Reports on Form 10-Q, except that we are adding the following modified risk factor discussion relating to coronavirus COVID-19.

The outbreak of the coronavirus (COVID-19) is materially and adversely affecting our business.

On March 11, 2020, the World Health Organization declared the coronavirus COVID-19 outbreak to be a pandemic. This pandemic has resulted in increased travel restrictions and caused the shutdown of many businesses in countries in which we operate. While we continue to operate globally, the level of activity at each of our locations varies depending on the local governmental requirements and guidelines. Our office staff are effectively working in the office or remotely and our labs are fully operational with modifications made to ensure the safety of our employees. The diversion of resources to treat COVID-19 patients has significantly impacted the operations at most of the investigative sites where patients in our clinical trials are recruited and treated. This has resulted in reduced trial starts and slowed new business awards, each of which results in decreased revenues. Depending on the duration of the disruption, ongoing studies may be cancelled and some of our clients may lack the funding to complete trials which are extended due to slowed recruitment of patients. We work with many smaller clients with limited financial resources and market disruptions may make raising additional funds difficult. Travel restrictions and business closures have also impacted study participants and clinical sites which affects our ability to efficiently provide clinical trial services. As a result, we are working with our customers to develop solutions to limit disruption to clinical trials while following required regulatory guidelines and maintaining quality to ensure the health and well-being of study participants. These include alternative assessment methods such as virtual monitoring visits. The COVID-19 outbreak has already had a significant adverse effect on the first and second quarters of fiscal 2020 and we believe that the outbreak will have a continued adverse impact on our results of operations in the future. In connection with this expected adverse impact, we have also evaluated our headcount needs in a number of geographies and implemented some staff reductions where appropriate. As we cannot predict the duration or scope of the pandemic, the future financial impact on our results of operations and financial condition cannot be reasonably estimated, but the impact will likely be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

This table provides certain information with respect to our monthly repurchases of the Company’s common stock during the second quarter of fiscal year 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Value of Share That May Yet Be Purchased Under the Plan
April 1, 2020, through April 30, 2020	110,488	$68.65	772,125	$49,199,244
Total	110,488	$68.65	772,125

All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

We returned $7.6 million to shareholders in the form of share repurchases in the second quarter of fiscal year 2020. Refer to Note 1 – Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
April 3, 2020	2014 Equity Incentive Plan	500	$14.41	$7,200
April 21, 2020	2014 Equity Incentive Plan	505	14.41	7,300
April 21, 2020	2014 Equity Incentive Plan	90	16.20	1,500
May 1, 2020	2014 Equity Incentive Plan	155	14.41	2,200
May 1, 2020	2014 Equity Incentive Plan	1,322	16.20	21,400
May 5, 2020	2014 Equity Incentive Plan	250	14.41	3,600
May 6, 2020	2014 Equity Incentive Plan	3,518	14.41	50,700
May 13, 2020	2014 Equity Incentive Plan	277	14.41	4,000
May 22, 2020	2014 Equity Incentive Plan	11	16.20	200
May 26, 2020	2014 Equity Incentive Plan	1,851	14.41	26,700
June 2, 2020	2014 Equity Incentive Plan	100	14.41	1,400
June 4, 2020	2014 Equity Incentive Plan	925	14.41	13,300
June 4, 2020	2014 Equity Incentive Plan	740	16.20	12,000
June 9, 2020	2014 Equity Incentive Plan	617	14.41	8,900
June 10, 2020	2014 Equity Incentive Plan	160	16.20	2,600
June 11, 2020	2014 Equity Incentive Plan	1,000	14.41	14,400
June 11, 2020	2014 Equity Incentive Plan	4,003	16.20	64,800
June 15, 2020	2014 Equity Incentive Plan	8,111	14.41	116,900
Total		24,135		$359,100

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

Date: July 28, 2020