Form 10-Q
period 2020-09-30
Medpace Holdings, Inc.
filed 2020-10-27
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,771,683 shares outstanding as of October 23, 2020

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	September 30,	December 31.
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$219,227	$131,920
Accounts receivable and unbilled, net (includes $2.9 million and $1.9 million with related parties at September 30, 2020 and December 31, 2019, respectively)	134,087	155,662
Prepaid expenses and other current assets	41,691	29,446
Total current assets	395,005	317,028
Property and equipment, net	71,472	47,292
Operating lease right-of-use assets	109,533	52,152
Goodwill	662,458	662,396
Intangible assets, net	48,423	54,350
Deferred income taxes	477	376
Other assets	8,774	9,477
Total assets	$1,296,142	$1,143,071
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.2 million and $0.2 million with related parties at September 30, 2020 and December 31, 2019, respectively)	$15,878	$22,404
Accrued expenses	116,996	109,252
Advanced billings (includes $4.6 million and $3.0 million with related parties at September 30, 2020 and December 31, 2019, respectively)	202,612	192,359
Other current liabilities	22,910	18,987
Total current liabilities	358,396	343,002
Operating lease liabilities	110,670	45,212
Deferred income tax liability	19,861	12,849
Other long-term liabilities	15,586	15,725
Total liabilities	504,513	416,788
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 35,757,453 and 36,065,278 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	357	360
Treasury stock - 200,000 shares at September 30, 2020 and December 31, 2019, respectively	(6,030)	(6,030)
Additional paid-in capital	687,618	666,585
Retained earnings	111,807	68,109
Accumulated other comprehensive loss	(2,123)	(2,741)
Total shareholders’ equity	791,629	726,283
Total liabilities and shareholders’ equity	$1,296,142	$1,143,071

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue, net (includes $3.4 million and $4.6 million with related parties for the three months ended September 30, 2020 and 2019, respectively, and $11.6 million and $13.7 million with related parties for the nine months ended September 30, 2020 and 2019, respectively)	$230,373	$216,238	$666,247	$631,083
Operating expenses:
Direct service costs, excluding depreciation and amortization	87,577	81,086	262,997	235,522
Reimbursed out-of-pocket expenses	68,637	70,984	207,376	212,563
Total direct costs	156,214	152,070	470,373	448,085
Selling, general and administrative	22,796	29,120	69,775	73,984
Depreciation	2,991	2,062	8,118	6,035
Amortization	1,950	2,995	5,927	11,834
Total operating expenses	183,951	186,247	554,193	539,938
Income from operations	46,422	29,991	112,054	91,145
Other income (expense), net:
Miscellaneous income (expense), net	584	(273)	1,440	(574)
Interest (expense) income, net	(16)	(253)	336	(1,956)
Total other income (expense), net	568	(526)	1,776	(2,530)
Income before income taxes	46,990	29,465	113,830	88,615
Income tax provision	5,530	5,488	19,312	17,985
Net income	$41,460	$23,977	$94,518	$70,630
Net income per share attributable to common shareholders:
Basic	$1.16	$0.67	$2.64	$1.97
Diluted	$1.09	$0.63	$2.50	$1.88
Weighted average common shares outstanding:
Basic	35,552	35,939	35,654	35,829
Diluted	37,763	37,835	37,715	37,507

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$41,460	$23,977	$94,518	$70,630
Other comprehensive income
Foreign currency translation adjustments, net of taxes	1,100	(1,286)	618	(1,146)
Comprehensive income	$42,560	$22,691	$95,136	$69,484

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2018	$356	$(6,030)	$639,381	$(41,487)	$(2,517)	$589,703
Impact to Retained Earnings from adoption of ASU 2016-02				9,153		9,153
BALANCE — January 1, 2019	356	(6,030)	639,381	(32,334)	(2,517)	598,856
Net income				19,198		19,198
Foreign currency translation					(274)	(274)
Stock-based compensation expense			3,183			3,183
Stock options exercised	1		933			934
BALANCE — March 31, 2019	$357	$(6,030)	$643,497	$(13,136)	$(2,791)	$621,897
Net income				27,455		27,455
Foreign currency translation					414	414
Stock-based compensation expense			5,385			5,385
Stock options exercised	2		2,902			2,904
BALANCE — June 30, 2019	$359	$(6,030)	$651,784	$14,319	$(2,377)	$658,055
Net income				23,977		23,977
Foreign currency translation					(1,286)	(1,286)
Stock-based compensation expense			9,466			9,466
Stock options exercised	1		1,794			1,795
BALANCE — September 30, 2019	$360	$(6,030)	$663,044	$38,296	$(3,663)	$692,007

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2019	$360	$(6,030)	$666,585	$68,109	$(2,741)	$726,283
Net income				28,954		28,954
Foreign currency translation					(988)	(988)
Stock-based compensation expense			5,445			5,445
Stock options exercised	1		1,342			1,343
Repurchases of common stock	(6)			(43,232)		(43,238)
BALANCE — March 31, 2020	$355	$(6,030)	$673,372	$53,831	$(3,729)	$717,799
Net income				24,104		24,104
Foreign currency translation					506	506
Stock-based compensation expense			2,616			2,616
Stock options exercised			633			633
Repurchases of common stock	(1)			(7,588)		(7,589)
BALANCE — June 30, 2020	$354	$(6,030)	$676,621	$70,347	$(3,223)	$738,069
Net income				41,460		41,460
Foreign currency translation					1,100	1,100
Stock-based compensation expense			2,762			2,762
Stock options exercised	3		8,235			8,238
BALANCE — September 30, 2020	$357	$(6,030)	$687,618	$111,807	$(2,123)	$791,629

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,518	$70,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,118	6,035
Amortization	5,927	11,834
Stock-based compensation expense	10,823	18,034
Amortization of debt issuance costs and discount	-	954
Noncash lease expense	9,968	7,212
Deferred income tax provision	6,911	2,839
Amortization and adjustment of deferred credit	(531)	(601)
Other	(85)	1,768
Changes in assets and liabilities:
Accounts receivable and unbilled, net	21,400	(5,982)
Prepaid expenses and other current assets	(9,820)	(9,039)
Accounts payable	(5,611)	2,818
Accrued expenses	7,619	15,427
Advanced billings	10,355	21,901
Lease liabilities	(7,507)	(6,477)
Other assets and liabilities, net	1,093	7,574
Net cash provided by operating activities	153,178	144,927
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(23,554)	(12,152)
Other	74	(1,262)
Net cash used in investing activities	(23,480)	(13,414)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	8,753	5,686
Repurchases of common stock	(50,827)	-
Payment of debt	-	(80,438)
Net cash used in financing activities	(42,074)	(74,752)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(317)	(753)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	87,307	56,008
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	131,920	23,282
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$219,227	$79,290
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Acquisition of property and equipment—non-cash	$10,732	$2,860

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2020

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

Share Repurchases

In the first quarter of 2018, the Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. In the first quarter of 2020, the Board of Directors approved an additional $50.0 million in share repurchases, bringing the total to $100.0 million authorized under the share repurchase program. There were no share repurchases during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company repurchased 772,125 shares for $50.8 million. As of September 30, 2020, $49.2 million remained available under the repurchase program authorization.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except for earnings per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted-average shares:
Common shares outstanding	35,552	35,939	35,654	35,829
RSAs	116	98	95	101
Total weighted-average shares	35,668	36,037	35,749	35,930
Earnings per common share—Basic
Net income	$41,460	$23,977	$94,518	$70,630
Less: Undistributed earnings allocated to RSAs	135	65	252	199
Net income available to common shareholders—Basic	$41,325	$23,912	$94,266	$70,431

Net income per common share—Basic	$1.16	$0.67	$2.64	$1.97

Basic weighted-average common shares outstanding	35,552	35,939	35,654	35,829
Effect of diluted shares	2,211	1,896	2,061	1,678
Diluted weighted-average shares outstanding	37,763	37,835	37,715	37,507

Net income per common share—Diluted	$1.09	$0.63	$2.50	$1.88

During the three and nine months ended September 30, 2020, the Company had 4,800 and 204,205 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the three and nine months ended September 30, 2019, the Company had 245,000 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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

The Company does not have any recurring fair value measurements as of September 30, 2020. There were no transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2020 or 2019.

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2020	2019
Accounts receivable	$105,303	$127,877
Unbilled receivables	29,259	28,368
Less: allowance for doubtful accounts	(475)	(583)
Total accounts receivable and unbilled, net	$134,087	$155,662

Contract Liabilities

Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2020	2019
Advanced billings	$202,612	$192,359

As of September 30, 2020, we had approximately $1.5 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2020	2019
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Other	3,074	3,074
Total finite-lived intangible assets	148,125	148,125
Accumulated amortization:
Customer relationships	(128,274)	(122,426)
Other	(3,074)	(2,995)
Total accumulated amortization	(131,348)	(125,421)
Total finite-lived intangible assets, net	16,777	22,704
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$48,423	$54,350

As of September 30, 2020, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2020	$1,949
2021	5,114
2022	3,353
2023	2,199
2024	1,443
Later years	2,719
$16,777

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2020	2019
Employee compensation and benefits	$36,585	$34,119
Project related reimbursable expenses	74,385	68,696
Other	6,026	6,437
Total accrued expenses	$116,996	$109,252

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

As of September 30, 2020, there were no outstanding borrowings under the Credit Facility and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$5,514	$3,241	$14,153	$9,578
Variable lease cost	1,386	649	3,456	1,995

Supplemental cash flow information related to the leases was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,328	$6,979

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	66,796	8,476

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	September 30,	December 31,
	2020	2019
Operating lease right-of-use assets	$109,533	$52,152

Other current liabilities	$15,097	$10,977
Operating lease liabilities	110,670	45,212
Total operating lease liabilities	$125,767	$56,189

Weighted Average Remaining Lease Term (years)
Operating leases	12.8	6.3
Weighted Average Discount Rate
Operating leases	5.9%	6.0%

Lease payments due related to lease liabilities as of September 30, 2020 were as follows (in thousands):

	Related Party	Non-Related Parties	Total
	Operating Leases	Operating Leases	Operating Leases
Remainder of 2020	$2,889	$2,516	$5,405
2021	10,105	11,015	21,120
2022	9,886	7,885	17,771
2023	8,346	6,641	14,987
2024	8,464	4,890	13,354
Later years	103,600	11,890	115,490
Total lease payments	143,290	44,837	188,127
Less: imputed interest	(56,589)	(5,771)	(62,360)
Total	$86,701	$39,066	$125,767

The Company began to occupy an additional leased corporate headquarters building in the second quarter of fiscal year 2020. See Note 12 for details of this related party lease.

As of September 30, 2020, we have several additional leases with contractual obligations, which have not yet commenced, with future payments of $1.5 million through 2025.

(9) Shareholder’s Equity and Stock-Based Compensation

The Company granted 347,197 awards to employees under the 2016 Incentive Award Plan during the nine months ended September 30, 2020, consisting of 20,724 restricted stock awards (“RSA”) and 119,768 restricted stock units (“RSU”) vesting after four years, 4,800 stock option awards and 2,500 RSU vesting after three years, and 199,405 fully-vested stock option awards. The Company granted an additional 23,148 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan, during the nine months ended September 30, 2020. The Company granted 778,986 awards to employees under the 2016 Incentive Award Plan during the nine months ended September 30, 2019, consisting of 10,000 stock option awards and 190,310 RSU vesting after four years, 5,000 stock option awards vesting after one year, 551,676 fully-vested stock option awards and 22,000 stock option awards with vesting in twelve equal monthly installments beginning on March 31, 2019. The Company granted an additional 38,832 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan, during the nine months ended September 30, 2019.

Award Activity

The following table sets forth the Company’s stock option activity:

	Nine Months Ended September 30, 2020
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	3,030,071	$34.50
Granted	227,353	$105.77
Exercised	(464,300)	$22.00
Forfeited/Expired	(82,151)	$36.39
Outstanding - end of period	2,710,973	$42.56

Exercisable - end of period	1,675,075	$47.49

The following table sets forth the Company’s RSA/RSU activity:

Nine Months Ended
September 30, 2020
Shares/Units
Outstanding and unvested - beginning of period	569,770
Granted	142,992
Vested	-
Forfeited	(60,890)
Outstanding and unvested - end of period	651,872

Cumulative vested shares - end of period	1,913,916

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total direct costs	$1,898	$1,807	$5,678	$5,085
Selling, general and administrative	864	7,659	5,145	12,949
Total stock-based compensation expense	$2,762	$9,466	$10,823	$18,034

(10) Income Taxes

The Company’s effective income tax rate was 11.8% and 18.6% for the three months ended September 30, 2020 and 2019, respectively. The Company’s effective income tax rate was 17.0% and 20.3% for the nine months ended September 30, 2020 and 2019, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2020 varied from the U.S. statutory rate of 21% primarily due to the impact of state taxes, which was favorably offset by previously acquired tax attributes, tax benefits related to Foreign Derived Intangible Income (FDII) and excess tax benefits recognized from share-based compensation.

(11) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of September 30, 2020 and December 31, 2019.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of September 30, 2020.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $10.2 million. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2026.

(12) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at September 30, 2020 and December 31, 2019, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreements

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. A Medpace employee was a member Cymabay’s board of directors from the first quarter of 2016 until his resignation in the first quarter of 2020. The Company and Cymabay entered into a MSA dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from Cymabay of $3.5 million and $9.4 million during the three and nine months ended September 30, 2019, respectively, in the Company’s condensed consolidated statements of operations. As of December 31, 2019, the Company had Advanced billings from Cymabay of $1.6 million in the condensed consolidated balance sheets. As of December 31, 2019, the Company had Accounts receivable and unbilled, net from Cymabay of $1.4 million recorded in the condensed consolidated balance sheets. As of the first quarter of 2020, Cymabay is no longer considered a related party.

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $0.6 million and $0.5 million during the three months ended September 30, 2020 and 2019, respectively, and $2.0 million and $1.5 million during the nine months ended September 30, 2020 and 2019, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, respectively, the Company had Advanced billings from LIB of $0.7 million and $0.5 million recorded in the condensed consolidated balance sheets. In addition, as of September 30, 2020 and December 31, 2019, respectively, the Company had Accounts receivable and unbilled, net from LIB of $0.3 million and $0.3 million recorded in the condensed consolidated balance sheets.

CinRX Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $2.7 million and $0.5 million during the three months ended September 30, 2020 and 2019, respectively, and $9.5 million and $2.8 million during the nine months ended September 30, 2020 and 2019, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, respectively, the Company had Advanced billings from CinRx of $3.9 million and $0.9 million recorded in the condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019 the Company had Accounts receivable and unbilled, net from CinRx of $2.6 million and $0.2 million, respectively, in the condensed consolidated balance sheets.

The Summit Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. Medpace incurred expenses of less than $0.1 million and $0.2 million during the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $0.5 million during the nine months ended September 30, 2020 and 2019, respectively, at The Summit.

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Operating lease cost recognized for the three months ended September 30, 2020 and 2019 was $0.5 million, respectively, and $1.5 million, for the nine months ended September 30, 2020 and 2019, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2020 and December 31, 2019 were $3.9 million and $5.3 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2020 were $1.8 million and $2.1 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2019 were $1.8 million and $3.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three and nine months ended September 30, 2020 was $1.3 million and $2.2 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2020 were $52.1 million in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2020 were $1.0 million and $61.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the three months ended September 30, 2020 and 2019 was $0.9 million, respectively, and $2.7 million for the nine months ended September 30, 2020 and 2019, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2020 and December 31, 2019 were $20.2 million and $21.9 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2020 were $2.4 million and $17.8 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2019 were $2.3 million and $19.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the executive vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.2 million and $0.3 million during the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.9 million during the nine months ended September 30, 2020 and 2019, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, the Company had Accounts payable to the Aircraft Management Company of $0.2 million, respectively, and less than $0.1 million in the condensed consolidated balance sheets.

(13) Entity Wide Disclosures

Revenue by Category

The following table disaggregates our revenue by major source (in thousands):

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Therapeutic Area
Oncology	$68,633	$65,529	$203,474	$186,152
Other	55,541	46,707	151,306	140,668
Metabolic	29,617	34,919	95,902	102,287
AVAI	27,243	24,243	75,377	66,831
Cardiology	27,593	21,733	75,247	68,792
Central Nervous System	21,746	23,107	64,941	66,353
Total revenue	$230,373	$216,238	$666,247	$631,083

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Cardiology, Metabolic Disease, Oncology, Central Nervous System (“CNS”), Antiviral and Anti-infective (“AVAI”), as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 3,400 employees across 39 countries as of September 30, 2020, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $315.4 million and $816.4 million for the three and nine months ended September 30, 2020, respectively. Net new business awards were $285.4 million and $813.3 million for the three and nine months ended September 30, 2019, respectively.

Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of September 30, 2020, our backlog increased by $205.7 million, or 16.7%, to $1,434.4 million compared to $1,228.7 million as of September 30, 2019. Included within backlog as of September 30, 2020 was approximately $710 million to $730 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.

The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $7.4 million for the three months ended September 30, 2020; favorable foreign currency adjustments of $3.3 million for nine months ended September 30, 2020; unfavorable foreign currency adjustments of $9.8 million for the three months ended September 30, 2019; and unfavorable foreign currency adjustments of $12.4 million for the nine months ended September 30, 2019.

Backlog and net new business award metrics may not be reliable indicators of our future period revenue as they are subject to a variety of factors that may cause material fluctuations from period to period. These factors include, but are not limited to, changes in the scope of projects, cancellations, and duration and timing of services provided.

Coronavirus (COVID-19)

On March 11, 2020, the World Health Organization declared the coronavirus COVID-19 outbreak to be a pandemic. This pandemic has resulted in increased travel restrictions and caused the shutdown of many businesses in countries in which we operate. While we continue to operate globally, the level of activity at each of our locations varies depending on the local governmental requirements and guidelines. Our office staff are effectively working in the office or remotely and our labs are fully operational with modifications made to ensure the safety of our employees. The diversion of resources to treat COVID-19 patients has significantly impacted the operations at most of the investigative sites where patients in our clinical trials are recruited and treated. This has resulted in reduced trial starts and slowed new business awards, each of which results in decreased revenues. Depending on the duration of the disruption, ongoing studies may be cancelled and some of our clients may lack the funding to complete trials which are extended due to slowed recruitment of patients. We work with many smaller clients with limited financial resources and market disruptions may make raising additional funds difficult for those clients. Travel restrictions and business closures have also impacted study participants and clinical sites which affects our ability to efficiently provide clinical trial services. As a result, we are working with our customers to develop solutions to limit disruption to clinical trials while following required regulatory guidelines and maintaining quality to ensure the health and well-being of study participants. These include alternative assessment methods such as virtual monitoring visits. The COVID-19 outbreak has already had a significant adverse effect on the first three quarters of fiscal 2020 and we believe that the outbreak will have a continued adverse impact on our results of operations in the future. In connection with this expected adverse impact, we have also evaluated our headcount needs in a number of geographies and implemented some staff reductions where appropriate. As we cannot predict the duration or scope of the pandemic, the future financial impact on our results of operations and financial condition cannot be reasonably estimated, but the impact will likely be material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S. Dollars per Euro:	1.17	1.11	1.12	1.12

Results of Operations

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

	Three Months Ended
	September 30,
(Amounts in thousands, except percentages)	2020	2019	Change	% Change
Revenue, net	$230,373	$216,238	$14,135	6.5%
Direct service costs, excluding depreciation and amortization	87,577	81,086	6,491	8.0%
Reimbursed out-of-pocket expenses	68,637	70,984	(2,347)	(3.3)%
Total direct costs	156,214	152,070	4,144	2.7%
Selling, general and administrative	22,796	29,120	(6,324)	(21.7)%
Depreciation	2,991	2,062	929	45.1%
Amortization	1,950	2,995	(1,045)	(34.9)%
Total operating expenses	183,951	186,247	(2,296)	(1.2)%
Income from operations	46,422	29,991	16,431
Miscellaneous income (expense), net	584	(273)	857
Interest expense, net	(16)	(253)	237
Income before income taxes	46,990	29,465	17,525
Income tax provision	5,530	5,488	42
Net income	$41,460	$23,977	$17,483

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

	Nine Months Ended
	September 30,
(Amounts in thousands, except percentages)	2020	2019	Change	% Change
Revenue, net	$666,247	$631,083	$35,164	5.6%
Direct service costs, excluding depreciation and amortization	262,997	235,522	27,475	11.7%
Reimbursed out-of-pocket expenses	207,376	212,563	(5,187)	(2.4)%
Total direct costs	470,373	448,085	22,288	5.0%
Selling, general and administrative	69,775	73,984	(4,209)	(5.7)%
Depreciation	8,118	6,035	2,083	34.5%
Amortization	5,927	11,834	(5,907)	(49.9)%
Total operating expenses	554,193	539,938	14,255	2.6%
Income from operations	112,054	91,145	20,909
Miscellaneous income (expense), net	1,440	(574)	2,014
Interest income (expense), net	336	(1,956)	2,292
Income before income taxes	113,830	88,615	25,215
Income tax provision	19,312	17,985	1,327
Net income	$94,518	$70,630	$23,888

Total revenue

Total revenue increased by $14.1 million to $230.4 million for the three months ended September 30, 2020, from $216.2 million for the three months ended September 30, 2019. Total revenue increased by $35.2 million to $666.2 million for the nine months ended September 30, 2020, from $631.1 million for the nine months ended September 30, 2019. The increase was primarily driven by growth within the Oncology, Cardiology, AVAI and other uncategorized therapeutic areas.

Total direct costs

Total direct costs increased by $4.1 million to $156.2 million for the three months ended September 30, 2020 from $152.1 million for the three months ended September 30, 2019. Total direct costs increased by $22.3 million to $470.4 million for the nine months ended September 30, 2020 from $448.1 million for the nine months ended September 30, 2019. The increase was primarily attributed to higher personnel costs to support the growth in service activities, partially offset by lower reimbursed out-of-pocket expenses. The higher personnel costs portion, including severance, increased by $6.4 million and $25.6 million for the three and nine months ended September 30, 2020, compared to the same period in the prior year. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, decreased $2.3 million and $5.2 million for the three and nine months ended September 30, 2020, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses decreased by $6.3 million to $22.8 million for the three months ended September 30, 2020 from $29.1 million for the three months ended September 30, 2019. Selling, general and administrative expenses decreased by $4.2 million to $69.8 million for the nine months ended September 30, 2020 from $74.0 million for the nine months ended September 30, 2019. Personnel costs, net of severance, decreased by $5.1 million and $2.4 million for the three and nine months ended September 30, 2020, compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.1 million to $4.9 million for the three months ended September 30, 2020 from $5.1 million for the three months ended September 30, 2019. Depreciation and amortization expense decreased by $3.8 million to $14.0 million for the nine months ended September 30, 2020 from $17.9 million for the nine months ended September 30, 2019. The decrease in depreciation and amortization was primarily related to the continued amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous income (expense), net

Miscellaneous income (expense), net increased by $0.9 million to $0.6 million of income for the three months ended September 30, 2020 from $0.3 million of expense for the three months ended September 30, 2019. Miscellaneous income (expense), net increased by $2.0 million to $1.4 million of income for the nine months ended September 30, 2020 from $0.6 million of expense for the nine months ended September 30, 2019. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest income (expense), net

Interest income (expense), net increased by $0.2 million of income to $0.0 million of expense for the three months ended September 30, 2020 from $0.3 million of expense for the three months ended September 30, 2019. Interest income (expense), net increased by $2.3 million of income to $0.3 million of income for the nine months ended September 30, 2020 from $2.0 million of expense for the nine months ended September 30, 2019. The increase in interest income (expense), net was related to a lower average outstanding balance under our credit facility.

Income tax provision

Income tax provision was unchanged at $5.5 million for the three months ended September 30, 2020 and 2019, respectively. The overall effective tax rate for the three months ended September 30, 2020 was 11.8%, compared to an overall effective tax rate of 18.6% for the three months ended September 30, 2019. The decrease in the effective tax rate was primarily attributable to an increase in excess tax benefits recognized from share-based compensation compared to the same period in the prior year and an increase in tax benefits related to Foreign Derived Intangible Income (FDII).

Income tax provision increased by $1.3 million to $19.3 million for the nine months ended September 30, 2020 from $18.0 million for the nine months ended September 30, 2019. The overall effective tax rate for the nine months ended September 30, 2020 was 17.0%, compared to an overall effective tax rate of 20.3% for the nine months ended September 30, 2019. The increase in the income tax provision was primarily attributable to an increase in pre-tax book income, which was partially offset by an increase in excess tax benefits recognized from share-based compensation and an increase in tax benefits related to FDII. The decrease in the overall effective tax rate primarily relates to an increase in excess tax benefits recognized from share-based compensation and an increase in tax benefits related to FDII compared to the same period in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our unsecured credit facility consisting of up to a $50.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”). As of September 30, 2020, we had cash and cash equivalents of $219.2 million. Approximately $26.9 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of September 30, 2020. On March 30, 2020, we extended the expiration date of the Credit Facility to March 31, 2021 and added provisions for alternative interest rates when certain interbank market offered rates are not available.

As of September 30, 2020, we had $49.8 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowing under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Nine Months Ended
	September 30,
Cash Flows (Amounts in thousands)	2020	2019
Net cash provided by operating activities	$153,178	$144,927
Net cash used in investing activities	(23,480)	(13,414)
Net cash used in financing activities	(42,074)	(74,752)
Effect of exchange rates on cash, cash equivalents and restricted cash	(317)	(753)
Increase in cash, cash equivalents and restricted cash	$87,307	$56,008

Cash Flow from Operating Activities

Cash flows from operations are driven mainly by net income, net movement in accounts receivable and unbilled, net, and accounts payable. Accounts receivable and unbilled, net and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.

Net cash flows provided by operating activities was $153.2 million for the nine months ended September 30, 2020 beginning with net income of $94.5 million. Adjustments to reconcile net income to net cash provided by operating activities were $41.1 million, primarily related to amortization of intangibles of $5.9 million, depreciation of $8.1 million, stock based compensation expense of $10.8 million, noncash lease expense of $10.0 million and deferred income tax provision of $6.9 million. Changes in operating assets and liabilities provided $17.6 million in operating cash flows and was primarily driven by decreased accounts receivable and unbilled, net of $21.4 million and increased advanced billings of $10.4 million, offset by increased prepaid expenses and other current assets of $9.8 million.

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

Cash Flow from Investing Activities

Net cash used in investing activities was $23.5 million for the nine months ended September 30, 2020 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $13.4 million for the nine months ended September 30, 2019 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $42.1 million for the nine months ended September 30, 2020 primarily related to $50.8 million in repurchases of common stock, offset by proceeds from stock options exercises of $8.8 million.

Net cash used in financing activities was $74.8 million for the nine months ended September 30, 2019 primarily related to $80.4 million in principal payments on our Senior Secured Term Loan Facility, offset by proceeds from stock options exercises of $5.7 million.

Share Repurchases

In the first quarter of 2018, the Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. In the first quarter of 2020, the Board of Directors approved an additional $50.0 million in share repurchases, bringing the total to $100.0 million authorized under the share repurchase program. There were no share repurchases during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company repurchased 772,125 shares for $50.8 million. As of September 30, 2020, $49.2 million remained available under the repurchase program authorization.

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

Indebtedness

As of September 30, 2020, we had no indebtedness and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s fiscal 2019 Annual Report on Form 10-K (“2019 Form 10-K”) in response to Item 1A of Part I of Form 10-K as amended and supplemented by our Quarterly Reports on Form 10-Q (“2020 Forms 10-Q”), except that we are adding the following modified risk factor discussion relating to coronavirus COVID-19, which should be read in conjunction with the risk factors discussed in our 2019 Form 10-K and 2020 Forms 10-Q. These risk factors could materially affect our business, financial position and results of operations. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results.

The outbreak of the coronavirus (COVID-19) is materially and adversely affecting our business.

On March 11, 2020, the World Health Organization declared the coronavirus COVID-19 outbreak to be a pandemic. This pandemic has resulted in increased travel restrictions and caused the shutdown of many businesses in countries in which we operate. While we continue to operate globally, the level of activity at each of our locations varies depending on the local governmental requirements and guidelines. Our office staff are effectively working in the office or remotely and our labs are fully operational with modifications made to ensure the safety of our employees. The diversion of resources to treat COVID-19 patients has significantly impacted the operations at most of the investigative sites where patients in our clinical trials are recruited and treated. This has resulted in reduced trial starts and slowed new business awards, each of which results in decreased revenues. Depending on the duration of the disruption, ongoing studies may be cancelled and some of our clients may lack the funding to complete trials which are extended due to slowed recruitment of patients. We work with many smaller clients with limited financial resources and market disruptions may make raising additional funds difficult for those clients. Travel restrictions and business closures have also impacted study participants and clinical sites which affects our ability to efficiently provide clinical trial services. As a result, we are working with our customers to develop solutions to limit disruption to clinical trials while following required regulatory guidelines and maintaining quality to ensure the health and well-being of study participants. These include alternative assessment methods such as virtual monitoring visits. The COVID-19 outbreak has already had a significant adverse effect on the first three quarters of fiscal 2020 and we believe that the outbreak will have a continued adverse impact on our results of operations in the future. In connection with this expected adverse impact, we have also evaluated our headcount needs in a number of geographies and implemented some staff reductions where appropriate. As we cannot predict the duration or scope of the pandemic, the future financial impact on our results of operations and financial condition cannot be reasonably estimated, but the impact will likely be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
August 3, 2020	2014 Equity Incentive Plan	22	$14.41	$300
August 5, 2020	2014 Equity Incentive Plan	2,100	14.41	30,300
August 6, 2020	2014 Equity Incentive Plan	177	14.41	2,600
August 10, 2020	2014 Equity Incentive Plan	3,657	14.41	52,700
August 13, 2020	2014 Equity Incentive Plan	1,111	16.20	18,000
August 20, 2020	2014 Equity Incentive Plan	250	14.41	3,600
August 21, 2020	2014 Equity Incentive Plan	923	14.41	13,300
August 27, 2020	2014 Equity Incentive Plan	711	14.41	10,200
September 8, 2020	2014 Equity Incentive Plan	1,175	14.41	16,900
September 8, 2020	2014 Equity Incentive Plan	5,925	16.20	96,000
September 8, 2020	2014 Equity Incentive Plan	1,100	18.23	20,100
September 9, 2020	2014 Equity Incentive Plan	1,111	16.20	18,000
September 17, 2020	2014 Equity Incentive Plan	2,666	14.41	38,400
September 24, 2020	2014 Equity Incentive Plan	1,600	14.41	23,100
September 25, 2020	2014 Equity Incentive Plan	20,000	14.41	288,200
September 25, 2020	2014 Equity Incentive Plan	410	16.20	6,600
Total		42,938		$638,300

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

Date: October 27, 2020