Form 10-K
period 2020-12-31
Medpace Holdings, Inc.
filed 2021-02-16
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, based upon the closing sale price as reported on the Nasdaq Global Select Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.5 billion. For purposes of this computation, shares of the registrant’s common stock held by each executive officer, director, and each person known to the registrant to own 10% or more of the outstanding voting power reporting such ownership on Schedule 13D have been excluded in that such persons are affiliates.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,734,291 shares outstanding as of February 12, 2021

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2021 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2020

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, including statements regarding our results of operations; financial position and performance; the anticipated impact of the coronavirus COVID-19 pandemic on our business; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations, are forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely”, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We caution you therefore against relying on these forward-looking statements.  Some of the important factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other important factors included in this Annual Report on Form 10-K in “Item 1A Risk Factors,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk.” We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of Part I of this Annual Report on Form 10-K.

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

GLOSSARY

We define the terms below that appear throughout this report as follows:

“Large pharmaceutical companies.” Large pharmaceutical companies represent the top 20 pharmaceutical companies by worldwide prescription drug sales as classified by Evaluate Ltd via EvaluatePharma©.

“Mid-sized biopharmaceutical companies.” Mid-sized biopharmaceutical companies represent biopharmaceutical companies with at least $250 million in sales, based on publicly available data and management’s knowledge, that are not classified as a top 20 pharmaceutical company by Evaluate Ltd via EvaluatePharma©.

“Small biopharmaceutical companies.” Small biopharmaceutical companies represent biopharmaceutical companies that have less than $250 million in sales, based on publicly available data and management’s knowledge.

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

Part I

Item 1. Business

Overview

We are one of the world’s leading clinical contract research organizations, or CROs, by revenue, solely focused on providing scientifically-driven outsourced clinical development services to the biotechnology, pharmaceutical and medical device industries. Our mission is to accelerate the global development of safe and effective medical therapeutics. We differentiate ourselves from our competitors by our disciplined operating model centered on providing full-service Phase I-IV clinical development services and our therapeutic expertise. We believe this combination results in timely and cost-effective delivery of clinical development services for our customers. We believe that we are a partner of choice for small and mid-sized biopharmaceutical companies based on our ability to consistently utilize our full-service, disciplined operating model to deliver timely and high-quality results for our customers. Accordingly, our business strategy aims to continue to expand our market share in the growing Phase I-IV CRO market as we conduct clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Antiviral and Anti-infective (AVAI) and Central Nervous System (CNS).

Our Revenues: Markets and Clinical Development Services

Before a new drug can be commercialized, it often must undergo extensive pre-clinical and clinical testing and regulatory review to verify safety and efficacy. CROs provide a comprehensive range of product development services for Phase I-IV clinical trials. These clinical trials are separated into distinct phases in order to thoroughly evaluate the product. We generate our revenues by providing a full suite of services supporting the entire clinical development process from Phase I to Phase IV across a wide range of therapeutic areas.

Medical Department: Our medical department consists of therapeutic leads who provide strategic direction for study design and planning, train operational staff, work with primary investigators, provide medical monitoring and meet with regulatory agencies.

Clinical Trial Management: Our team of clinical trial managers (CTMs) lead all aspects of study execution and drive accountability across the functional team members. Our CTMs use ClinTrak, our proprietary information management system for clinical trials, which is integrated with our standard operating procedures (“SOPs”), allowing the CTMs to access real-time study metrics.

Data-Driven Feasibility: Our dedicated feasibility team of clinical experts analyze specific protocols, using many data sources to determine countries and sites that are most appropriate for the study.

Study Start-Up: Our global Study Start-Up staff conducts trial start up activities, including study documentation submission processes to independent Institutional Review Boards, or IRBs, ethics committees and to ex-US competent authorities. Our study start-up team includes fully dedicated budget and legal associates to ensure focused negotiations and execution of site contracts.

Patient Recruitment and Retention: We navigate the complexities of patient recruitment and retention by providing strategic solutions that address clinical program needs. Our patient recruitment and retention department identify patient motivators and any potential barriers to join and remain in the clinical research study.

Clinical Monitoring: Our clinical research associates, or CRAs, provide site management services including in-house, onsite and virtual monitoring. Their knowledge of local regulations and laws, in addition to Good Clinical Practice, or GCP, and International Council on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, guidelines ensure compliance and data quality. CRAs report into a global matrix structure and receive comprehensive, hands-on training in an individualized curriculum consisting of in-house and field-based training, supplemented with clinical research department core rotations and ongoing study-specific training.

Risk-Based Monitoring: We support a comprehensive approach to monitoring to ensure adequate protection of the rights, welfare, and safety of human subjects and the quality and integrity of the study. This approach focuses on prevention and mitigation of important and likely risks and is part of the overarching surveillance utilized to manage studies.

Regulatory Affairs: We provide expert strategic, operational, and tactical regulatory guidance, and create thorough scientifically-grounded regulatory compliant documentation at each stage of the drug and biologics development process to regulatory agencies around the globe.

Medical Writing: Medical writers work closely with our medical experts, biostatisticians, and other members of the study team to develop study protocols, clinical and statistical study reports, and integrated submission documents according to regulatory guidelines.

Biometrics and Data Sciences: We provide high-quality data collected during clinical trials that supports regulatory submissions, including NDAs or Biologics License Application for approval by the FDA, or a similar marketing authorization application for approval by non-U.S. regulatory agencies. Our data science team develops detailed specifications for the collection, organization, validation, analysis and quality control of clinical trial data. Our biostatisticians provide trial design consulting, statistical methodology recommendations, programming expertise and reporting accuracy.

Pharmacovigilance: Our safety and pharmacovigilance group collects, evaluates, analyzes and reports safety information. We provide global adverse event management, physician reviewed safety narrative writing and custom safety surveillance.

Core Laboratory: Our core laboratory services include both imaging services and cardiovascular core laboratory services. We partner with imaging experts from major academic and clinical institutions involved in research to provide image reading in a secure environment utilizing identical software and workstations integrated into ClinTrak allowing for prompt turnaround and oversight. Our cardiovascular core laboratory provides state of the art standardized electrocardiogram services and data analysis.

Central Laboratory: Our Central Laboratory operates in four locations, including Cincinnati, Ohio; Leuven, Belgium; Shanghai, China; and Singapore. The Central Laboratory has longstanding core competency in specialized esoteric testing, including biomarkers for efficacy in addition to standard assay offerings. We also provide biorepository services offering solutions for comprehensive specimen life cycle management, and molecular and genetic testing for detection of pathogenic events at the genome level including viral load and viral shedding.

Bioanalytical Laboratory. Our Bioanalytical Laboratory is located on our clinical research campus in Cincinnati, Ohio. Working in a Good Laboratory Practice compliant setting following FDA and European Medicines Agency, or EMA, guidelines, the Bioanalytical Laboratory delivers method transfer, development, validation, sample analysis and metabolite screening and identification of pre-clinical and clinical biological samples with expertise in developing proprietary, highly scientific, esoteric and sensitive tests for small and large molecules.

Clinics: Our clinics conduct studies in normal healthy volunteers, special populations, and patient populations over a spectrum of diseases and is located on our clinical research campus in Cincinnati, Ohio.

Quality Assurance: Our quality assurance team works closely with study teams to ensure compliance with protocols, SOPs and regulatory guidelines to ultimately protect research subject safety as well as the integrity and validity of study data. Our quality assurance team also provides services including regulatory training, internal system audits, SOP oversight, hosting of audits and regulatory inspections, as well as performs third party audits of critical vendors and investigative sites on behalf of our customers.

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

For a discussion of our net new business awards and backlog, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Business Awards and Backlog” of Part II of this Annual Report on Form 10-K.

Sales and Marketing

We employ an integrated sales and marketing team to sell our services to biotechnology, pharmaceutical and medical device companies. The team consists of professional business development representatives focused on securing business from both new and existing customers, through a consultative and strategic sales approach. We embed our medical and scientific experts from the beginning of the sales process when we first engage potential customers.

As part of our sales strategy, our team focuses on a customer segmentation model. Our team targets and engages customers in our addressable market, matches customer characteristics with therapeutic fit and maintains a mindset of full-service outsourcing. Our structured and disciplined approach facilitates strong account evaluation, which results in increased focus by the sales team, the development of effective and productive territories, the management of sales force effectiveness and the creation of a process whereby both marketing and sales operate under the same guiding principles.

We consult collaboratively with our customers and help optimize timely completion of their clinical trials and programs, in part, because we engage our therapeutic experts, regulatory affairs experts and operations team throughout the clinical trial process. Our sales team is then able to take the study design, regulatory plan and execution plan discussed up front and carry that through to the proposal and provide a final concept during one-on-one customer discussions and final CRO evaluations.

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

Human Capital

As of December 31, 2020 we had approximately 3,600 employees located across 39 countries.  As of December 31, 2019 and 2018, we had approximately 3,500 and 2,900 employees, respectively. Our associates are our most important asset and we recognize the importance of motivating and rewarding our associates by providing them with competitive benefits as part of their overall compensation and benefits package. We have developed comprehensive benefits packages that deliver quality and value while satisfying the diverse needs of our workforce and meeting local market requirements and expectations.

Attracting, developing, retaining and advancing talent at all levels at Medpace is a key component to sustaining our organic growth and continuing our mission. We strive to maintain a culture of diversity and inclusion in which people from all backgrounds can fully contribute to the growth and success of our business. As such, we are committed to maintaining a respectful work environment, providing equal opportunity and the fair treatment of all individuals on the basis of merit, without regard for gender, race, color, creed, religion, family status, age, national origin or ancestry, physical or mental disability, medical condition, veteran status, citizenship, sexual orientation, gender identity, or any other protected group status. Anti-discrimination, anti-harassment and anti-retaliation policies are applicable to all employees and are set forth in the Medpace Code of Conduct. All employees are responsible for upholding the Medpace Code of Conduct, which forms the foundation of our personnel and ethics policies and practices.

We have developed a strong record of hiring and developing women at all levels of the organization. Approximately 68% of our employees globally are women representing 65% of management and 51% of director level and above positions. In addition, of our U.S. based employees, approximately 17% are non-white, including 12% of management. None of our US employees are currently covered by a collective bargaining agreement specific to our Company.

Our Commitment to compliance, people, safety, communities and the environment is further described in our 2019-2020 Corporate Responsibility Report published on our website. That Report is not part of this annual report on Form 10-K.

Recruitment and Retention

The success of our business depends upon our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers in the United States and globally for skilled personnel, particularly for those with Ph.D., M.D. or equivalent degrees or training, is high. We believe that our brand recognition and our multinational presence are advantages in attracting qualified candidates. We also believe that the wide range of clinical trials in which we participate allows us to offer broad experience to clinical researchers. Our disciplined and centralized approach to hiring, training, and development of employees has fostered, and we believe will continue to foster, strong employee loyalty. Retention of experienced employees is important to maintaining our growth and our high quality of service over time.

As our associates develop knowledge and skills that will contribute to the wider Medpace mission and business success, we believe in rewarding strong performance with compensatory and non-compensatory recognition. We have a robust career path and compensation structure that acknowledges associate performance and development at all levels of the organization. Of the 262 management-level roles that were newly filled in 2020, approximately 55% of these roles were filled by our pipeline of internal talent.

Development

We have a history of identifying talented individuals and training them to excel in our disciplined operating model. Dedicated training and development teams are focused on creating, facilitating, and evaluating the success of training programs across functional areas. We have invested in the development and implementation of a global learning management system which is universally used to record regulatory compliance, capture attendance at instructor led training sessions, deliver online training content, proctor online exams, and to facilitate other training activities.

Safety

Safety is at the core of Medpace’s mission. We have a robust incident reporting procedure for work-related injuries and illnesses and our lab operations follow all additional Health and Safety requirements. Our facilities are equipped with access control systems to maintain proper physical security for our associates and company assets, as well as on-site security personnel in key offices. In addition to physical security, we have programs and training in place for First Aid, CPR and Fire Wardens for safe evacuations. We are proud of our extremely low incident rates and remain committed to continuously monitoring campus- and policy-related measures that can be incorporated in order to further reduce risk for our associates.

Additional information is available in our Corporate Responsibility Report within the Investor Relations section of our website at investor.medpace.com.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with the other information included in this report. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects. In these circumstances, the market price of our common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risk Factor Summary

The following summarizes the most material risks that make an investment in our common stock risky.

Business and Economic Risks

•	The potential loss, delay or non-renewal of our contracts, or the non-payment by our customers for services that we have performed, could adversely affect our results.
•	Our backlog may not convert to net revenue at our historical conversion rates.
•	Our operating results have historically fluctuated between fiscal quarters and years and may continue to fluctuate in the future, which may adversely affect the market price of our stock.
•

Our operating margins could decrease due to increased pricing pressure or other pressures, if we are unable to either achieve efficiencies in our operating expenses or grow revenues at a rate faster than expenses.

•	Our customer or therapeutic area concentration may have a material adverse effect on our business, financial condition, results of operations or cash flows.
•

We bear financial risk if we underprice our fixed-fee contracts or overrun cost estimates, and our financial results can also be adversely affected by failure to receive approval for change orders or delays in documenting change orders.

•	The outbreak of the coronavirus (COVID-19) is materially and adversely affecting our business.
•	If we are unable to successfully execute our growth strategies or manage our growth effectively, our results of operations or financial condition could be adversely affected.
•	If we are unable to recruit suitable investigators and enroll patients for our customers’ clinical trials, our clinical development business may suffer.
•	The failure of third parties to provide us critical support services could materially adversely affect our business, financial condition, results of operations, cash flows or reputation.
•	Potential future investments in our customers’ businesses or products could have a negative impact on our financial results.

Technical and Cybersecurity Risks

•

Our business depends on the continued effectiveness and availability of our information systems, including the information systems we use to provide our services to our customers, such as ClinTrak, and failures of these systems may materially limit our operations.

•	If the security of confidential information used in connection with our services is breached or otherwise subject to unauthorized access, our reputation and business may be materially harmed.

International Risks

•	Our business is subject to international economic, political and other risks that could negatively affect our results of operations and financial condition.
•

Due to the global nature of our business, we may be exposed to liabilities under the Foreign Corrupt Practices Act and various other anti-corruption laws, and any allegation or determination that we violated these laws could have a material adverse effect on our business.

•	The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

Industry Risks

•	Outsourcing trends in the biopharmaceutical industry and changes in aggregate expenditures and R&D budgets could adversely affect our operating results and growth rate.
•

We may be affected by healthcare reform and potential additional regulatory reforms, which may adversely impact the biopharmaceutical industry or otherwise reduce the need for our services or negatively impact our profitability.

•	Consolidation in the biopharmaceutical industry could lead to a reduction in our revenues.
•

If we fail to comply with federal, state and foreign healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

•	Laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings.
•

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

•	The biopharmaceutical industry has a history of patent and other intellectual property litigation, and we might be involved in costly intellectual property lawsuits.
•	Actions by regulatory authorities or customers to limit the scope of or withdraw an approved drug, biologic or medical device from the market could result in a loss of revenue.
•	If we do not keep pace with rapid technological changes, our services may become less competitive or obsolete.
•

Circumstances beyond our control could cause the CRO industry to suffer reputational or other harm that could result in an industry-wide reduction in demand for CRO services, which could harm our business.

Other Legal, Regulatory, Insurance and Tax Risks

•

If we fail to perform our services in accordance with contractual requirements, government regulations and ethical considerations, we could be subject to significant costs or liability and our reputation could be adversely affected.

•

Some of our services involve direct interaction with clinical trial patients and operation of a Phase I clinical facility, which could create potential liability that may adversely affect our results of operations and financial condition.

•	Our clinical development services could subject us to potential liability that may adversely affect our results of operations and financial condition.

•	Our operations involve the use and disposal of hazardous substances and waste which can give rise to liability that could adversely impact our financial condition
•	We act as legal representative and/or data representative for some clients.
•	Our insurance may not cover all of our indemnification obligations and other liabilities associated with our operations.
•	Our effective income tax rate may fluctuate, which may adversely affect our operations, earnings and earnings per share.
•	The requirements associated with being a public company require significant company resources and management attention.

Structural and Organizational Risks

•	Our Chief Executive Officer and founder controls a substantial amount of our outstanding common stock and his interests may be different from or conflict with those of our other shareholders.
•

We are party to transactions with related persons that may increase the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from these transactions.

General Risks

•	If we lose the services of key personnel or are unable to recruit experienced personnel, our business could be adversely affected.
•	Our operations might be affected by the occurrence of a natural disaster or other catastrophic event.

Business and Economic Risks

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

The time between when a clinical trial is awarded and when it goes to contract is typically several months, and prior to a new business award going to contract, our customers can cancel the award without notice. Moreover, once an award goes to contract, most of our customers for clinical trial services can terminate our contracts without cause upon 30 days’ notice. Our customers may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including, but not limited to:

•	decisions to forego or terminate a particular clinical trial;
•	lack of available financing, budgetary limits or changing priorities;
•	actions by regulatory authorities;
•	changes in law;
•	production problems resulting in shortages of the drug being tested;
•	failure of the drug being tested to satisfy safety requirements or efficacy criteria;
•	unexpected or undesired clinical results;
•	insufficient investigator recruitment or patient enrollment in a trial;
•	decisions to downsize product development portfolios due to general economic conditions, Market conditions or otherwise;
•	dissatisfaction with our performance, including the quality of data provided and our ability to meet agreed upon schedules;
•	shift of business to another CRO or internal resources;
•	product withdrawal following market launch; or
•	shut down of our customers’ manufacturing facilities.

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

Clinical trials can be costly and for the year ended December 31, 2020, 75% and 15% of our net revenue was derived from small biopharmaceutical companies and mid-sized biopharmaceutical companies, respectively, which may have limited access to capital. In addition, we provide services to our customers before they pay us for some of our services. There is a risk that we may initiate a clinical trial for a customer, and the customer subsequently becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be legally or ethically bound to complete or wind down the trial at our own expense.

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

Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. Once work begins on a project, net revenue is recognized over the duration of the project. Projects may be terminated or delayed by the customer or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our net revenue could be adversely affected. Moreover, in the event that a customer cancels a contract, we often would be entitled to receive payment for services provided up to the point of cancellation and for close-out activities for winding down the clinical trial, and reimbursement of all non-cancellable expenses. Typically, however, we have no contractual right to the full amount of the future net revenue reflected in our backlog in the event of a contract cancellation or subsequent changes in scope that reduce the value of the contract. The duration of the projects included in our backlog, and the related net revenue recognition, generally range from a few months to several years. Our backlog may not be indicative of our future net revenue, and we may not realize all of the anticipated future net revenue reflected in our backlog. A number of factors may affect the realization of our net revenue from backlog, including:

•	the size, complexity and duration of the projects;
•	the cancellation or delay of projects; and
•	changes in the scope of work during the course of a project.

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

Our operating results have fluctuated in previous quarters and years and may continue to vary significantly from quarter to quarter and year to year and are influenced by a variety of factors, such as:

•	timing of contract amendments for changes in scope that could affect the value of a contract and potentially impact the amount of net new business awards and net revenue from quarter to quarter;
•	commencement, completion, execution, postponement or termination of large contracts;
•	contract terms for the billing and recognition of revenue milestones;
•	progress of ongoing contracts and retention of customers;
•	timing of and charges associated with completion of acquisitions and other events;
•	changes in the mix of services delivered, both in terms of geography and type of services;
•	customer disputes or other issues that may impact the revenue we are able to recognize or the collectability of our related accounts receivable
•	exchange rate fluctuations; and
•	adoption of Accounting Standards Updates released by the Financial Accounting Standards Board

Our operating results for any particular quarter or year are not necessarily a meaningful indicator of future results and fluctuations in our quarterly or yearly operating results could negatively affect the market price and liquidity of shares of our common stock.

Our operating margins could decrease due to increased pricing pressure or other pressures, if we are unable to either achieve efficiencies in our operating expenses or grow revenues at a rate faster than expenses.

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

Although we did not have any customer that represented 10% or more of our net revenue during the year ended December 31, 2020, we derive a significant portion of our revenues from a limited number of large customers. If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. Also, consolidation in our actual or potential customer base results in increased competition for important market segments and fewer available customer accounts. Additionally, conducting multiple clinical trials for different sponsors in a single therapeutic class, involving similar drugs, biologics or medical devices, may adversely affect our business if some or all of the trials are terminated because of new scientific information or regulatory decisions that affect the products as a class. Moreover, even if these trials are not terminated, they may compete with each other, thereby limiting our potential revenue going forward.

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

On March 11, 2020, the World Health Organization declared the coronavirus COVID-19 outbreak to be a pandemic. This pandemic has resulted in increased travel restrictions and caused the shutdown of many businesses in countries in which we operate. While we continue to operate globally, the level of activity at each of our locations varies depending on the local governmental requirements and guidelines. Our office staff are effectively working in the office or remotely and our labs are fully operational with modifications made to ensure the safety of our employees. The diversion of resources to treat COVID-19 patients has significantly impacted the operations at most of the investigative sites where patients in our clinical trials are recruited and treated. This has resulted in reduced trial starts and slowed new business awards, each of which results in decreased revenues. Depending on the duration of the disruption, ongoing studies may be cancelled and some of our clients may lack the funding to complete trials which are extended due to slowed recruitment of patients. We work with many smaller clients with limited financial resources and market disruptions may make raising additional funds difficult for those clients. Travel restrictions and business closures have also impacted study participants and clinical sites which affects our ability to efficiently provide clinical trial services. As a result, we are working with our customers to develop solutions to limit disruption to clinical trials while following required regulatory guidelines and maintaining quality to ensure the health and well-being of study participants. These include alternative assessment methods such as virtual monitoring visits. The COVID-19 outbreak had a significant adverse effect on fiscal year 2020 and we believe that the outbreak will have a continued adverse impact on our results of operations in the future. In connection with this expected adverse impact, we have also evaluated our headcount needs in a number of geographies and implemented some staff reductions where appropriate. As we cannot predict the duration or scope of the pandemic, the future financial impact on our results of operations and financial condition cannot be reasonably estimated, but the impact will likely be material.

If we are unable to successfully execute our growth strategies or manage our growth effectively, our results of operations or financial condition could be adversely affected.

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

The recruitment of investigators and patients for clinical trials is essential to our business. Investigators are typically located at hospitals, clinics or other sites and supervise the administration of the investigational drug, biologic or device to patients during the course of a clinical trial. Patients typically include people from the communities in which the clinical trials are conducted. Our clinical development business could be adversely affected if we are unable to attract suitable and willing investigators or patients for clinical trials on a consistent basis. For example, if we are unable to engage investigators to conduct clinical trials as planned or enroll sufficient patients in clinical trials, we may need to expend additional funds to obtain access to resources or else be compelled to delay or modify the clinical trial plans. These considerations might result in additional costs to us or otherwise adversely impact the progress of a clinical trial, our being unable to successfully achieve our projected development timelines, or potentially even lead to the termination of ongoing clinical trials or development of a product.

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

Technical and Cybersecurity Risks

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

Due to the global nature of our business and our reliance on information systems to provide our services, we intend to increase our use of web-enabled and other integrated information systems in delivering our services. We already provide access to such an information system, ClinTrak, to certain of our customers in connection with the services we provide to them. As the breadth and complexity of our information systems continue to grow, we will increasingly be exposed to the risks inherent in the development, integration and ongoing operation of evolving information systems, including:

•	disruption, impairment or failure of data centers, telecommunications facilities or other key infrastructure platforms;
•	security breaches of, cyberattacks on and other failures or malfunctions in our critical application systems or their associated hardware; and
•	excessive costs, excessive delays or other deficiencies in systems development and deployment.

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

International Risks

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

•

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

•

the United States or other countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations or tax policies, which could have an adverse effect on our ability to conduct business in or expatriate profits from those countries;

•

tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation;

•

certain foreign countries are expanding or may expand their regulatory framework with respect to patient informed consent, protection and compensation in clinical trials, and privacy, which could delay or inhibit our ability to conduct trials in such jurisdictions or which could materially increase the risks associated with performing trials in such jurisdictions;

•

certain foreign countries are expanding or may expand their banking regulations that govern international currency transactions, particularly cross-border transfers, which may inhibit our ability to transfer funds into or within a jurisdiction, impeding our ability to pay our principal investigators, vendors and employees, thereby impacting our ability to conduct trials in such jurisdictions;

•	the regulatory or judicial authorities of foreign countries may not enforce legal rights and recognize business procedures in a manner to which we are accustomed or would reasonably expect;
•	we may have difficulty complying with a variety of laws and regulations in foreign countries, some of which may conflict with laws in the United States;
•

potential violations of existing or newly adopted local laws or anti-bribery laws, such as the United States Foreign Corrupt Practices Act, or FCPA, and the UK Bribery Act of 2010, may cause a material adverse effect on our business, financial condition, results of operations, cash flows or reputation;

•	changes in political and economic conditions, including inflation, may lead to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;
•	foreign governments may enact currency exchange controls that may limit the ability to fund our operations or significantly increase the cost of maintaining operations;
•	customers in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in foreign jurisdictions; and
•	natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of trial materials or results.

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

The United Kingdom left the EU on January 31, 2020. The withdrawal (known as “Brexit”) has created significant uncertainty about the future relationship between the United Kingdom and the EU, including with respect to the laws and regulations that will apply as the United Kingdom determines which EU laws to replace or replicate to facilitate the withdrawal. The U.K. and the EU reached a free trade agreement on December 24, 2020, which included regulatory and customs cooperation mechanisms, as well as provisions supporting open and fair competition. Under the trade agreement, the U.K. is free to set its own trade policy and can negotiate with other countries that do not currently have free trade deals with the EU.  Although the full impact of the trade agreement is uncertain, it is possible that the recent changes to the trading relationship between the U.K. and the EU due to the trade agreement could result in increased cost of goods imported into and exported from the U.K., which may decrease the profitability of our operations. Brexit could also adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial markets.

Due to the fact that we have operations located within the U.K., Brexit could negatively impact our operations resulting primarily from (a) operational disruptions due to changes in the manner in which people and products are moved between the U.K. and EU; (b) changes in the regulatory regime governing in clinical trials in the U.K; and (c) potential price increases for supplies purchased by our U.K. businesses from companies located in the EU or elsewhere.

Further, due to Brexit, the value of the British Pound Sterling incurred significant fluctuations. Further actions related to Brexit may occur in the future. If the value of the British Pound Sterling continues to incur similar fluctuations, unfavorable exchange rate changes may negatively affect the value of our operations and businesses located in the U.K., as translated to our reporting currency, the United States Dollar, in accordance with US GAAP, which may impact the revenue and earnings we report. For more information with respect to Exchange Rate risk applicable to us, please see Part 2 Item 7A. "Market Risk Disclosures" elsewhere in this Annual Report on Form 10-K. Continued fluctuations in the British Pound Sterling may also result in the imposition of price adjustments by EU-based suppliers to our U.K. businesses, as those suppliers seek to compensate for the changes in value of the British Pound Sterling as compared to the European Euro. Any of these results could have a material adverse effect on the business, revenues and financial condition of our UK and European operations.

Industry Risks

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

Other Legal, Regulatory, Insurance and Tax Risks

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

Such consequences could arise if, among other things, the following occur:

Improper performance of our services. The performance of clinical development services is complex and time-consuming. For example, we may make mistakes in conducting a clinical trial that could negatively impact or obviate the usefulness of results of the trial or cause the results of the trial to be reported improperly. If the trial results are compromised, we could be subject to significant costs or liability, which could have an adverse impact on our ability to perform our services and our reputation would be harmed. As examples:

•	non-compliance generally could result in the termination of ongoing clinical trials or the disqualification of data for submission to regulatory authorities;
•

non-compliance could compromise data from a particular trial, such as failure to verify that adequate informed consent was obtained from patients, which could require us to repeat the trial under the terms of our contract at no further cost to our customer, but at a potentially substantial cost to us; and

•	breach of a contractual term could result in liability for damages or termination of the contract.

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

We also contract with institutions and physicians to serve as investigators in conducting clinical trials If the investigators or study staff commit errors or make omissions during a clinical trial that result in harm to trial patients, or patients suffer harm with a delayed onset after a clinical trial is completed and the product has obtained regulatory approval, claims for personal injury or products liability damages may result. Additionally, if the investigators engage in fraudulent or negligent behavior, trial data may be compromised, which may require us to repeat the clinical trial or subject us to liability or regulatory action. We do not believe we are legally responsible for the medical care rendered by such third party investigators, and we would vigorously defend any claims brought against us. However, it is possible we could be found liable for claims with respect to the actions of third party investigators and the institutions at which clinical trials may be conducted.

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

Factors that may affect our effective income tax rate include, but are not limited to:

•	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no income tax benefit can be recognized;
•	actual and projected full year pre-tax income, including differences between actual and anticipated income before taxes in various jurisdictions;
•	changes in tax laws, or in the interpretation or application of tax laws, in various taxing jurisdictions;
•	audits or other challenges by taxing authorities;
•	changes to intercompany transfer pricing policies or changes in laws within foreign tax jurisdictions
•

the establishment of valuation allowances against a portion or all of certain deferred income tax assets if we determined that it is more likely than not that future income tax benefits will not be realized; and

•	changes in the relative mix and size of clinical trials and staffing levels in various tax jurisdictions.

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

We are subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, among other additional requirements. Compliance with Section 404 is expensive and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. Moreover, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our common stock to fall. Any failure to file accurate and timely quarterly and annual reports that we are required to file with the SEC under the Exchange Act could result in sanctions, lawsuits, delisting of our shares from the NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

Structural and Organizational Risks

Our Chief Executive Officer and founder controls a substantial amount of our outstanding common stock and his interests may be different from or conflict with those of our other shareholders.

As of December 31, 2020, August J. Troendle, our Chief Executive Officer and founder, through his direct ownership of 693,702 shares of our common stock and his beneficial ownership of 6,493,867 shares of our common stock held by Medpace Investors LLC (“Medpace Investors”), controls approximately 20.2% of the outstanding shares of our common stock. Upon a distribution of our common stock held by Medpace Investors, our Chief Executive Officer would receive approximately 84.8% of such distributed shares. Accordingly, Troendle is able to exert a significant degree of influence or actual control over our management and affairs and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including:

•	the election and removal of directors and the size of our board of directors, or the Board;
•	any amendment of our articles of incorporation or bylaws; or
•	the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.

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

Due to the relationships among us and certain related persons, the agreements or other transactions we have entered into with them are considered related person transactions. Our agreements or transactions with related persons may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated persons. For additional information on related person transactions involving us, see the “Certain Relationships” section in our Proxy Statement for our 2021 Annual Meeting of Stockholders. While our Related Person Transaction Policy and Procedures requires our Audit Committee’s consideration of all relevant facts and circumstances, including a determination of whether the transaction has terms comparable to those that could be obtained in an arm’s length transaction, the potential for a conflict of interest exists and such related persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting us and the related person. Moreover, we are subject to the risk that our stockholders may challenge any such related person transactions and the agreements entered into as part of them. If such a challenge were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.

General Risks

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

We depend on our customers, investigators, laboratories and other facilities for the continued operation of our business. Although we have contingency plans in place for natural disasters or other catastrophic events, these events, including terrorist attacks, pandemic flu, hurricanes, floods and ice and snow storms, could nevertheless disrupt our operations and IT systems or those of our customers, investigators and collaboration partners, which could also affect us. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us or our customers, investigators or collaboration partners could have a significant negative impact on our operations and financial performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2020, we had leased commercial locations in various countries across North America, Europe, Asia/Pacific, South America and Africa. We also own lab and office space in Leuven, Belgium. Most of these facilities consist solely of office space; however, we have five laboratories located across four facilities and a logistics warehouse. Our principal executive offices are located on a corporate campus in Cincinnati, Ohio consisting of five buildings totaling approximately 600,000 square feet. The leases for four buildings in our Cincinnati site expire in 2022, 2027, 2027 and 2040, respectively. We own the other building. None of our leases are individually material to our business model and all have either options to renew or are located in major markets with what we believe are adequate opportunities to continue business operations on terms satisfactory to us.

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

Holders of Record

On February 12, 2021, there were approximately 16 shareholders of record of our common stock. Because many of the shares of our common stock are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

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

Share Repurchases

In the first quarter of 2018, the Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. In the first quarter of 2020, the Board of Directors approved an increase in the stock repurchase authorization by $50.0 million and in the fourth quarter of 2020, the Board approved an additional authorization up to $150 million. The program may be discontinued or amended at any time without notice.

This table provides certain information with respect to our monthly repurchases of the Company’s common stock during the fourth quarter of fiscal year 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 1, 2020, through October 31, 2020	82,400	$110.91	854,525	$140,860,999
November 1, 2020, through November 30, 2020	328,570	$116.55	1,183,095	$102,565,353
Total	410,970	$115.42	1,183,095

All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

We returned $47.4 million to shareholders in the form of share repurchases in the fourth quarter of fiscal year 2020. Refer to Note 1 – Basis of Presentation of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding share repurchases.

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
October 2, 2020	2014 Equity Incentive Plan	1,851	$14.41	$26,700
October 2, 2020	2014 Equity Incentive Plan	2,592	16.20	42,000
October 5, 2020	2014 Equity Incentive Plan	400	16.20	6,500
October 9, 2020	2014 Equity Incentive Plan	4,500	16.20	72,900
October 16, 2020	2014 Equity Incentive Plan	3,407	16.20	55,200
October 27, 2020	2014 Equity Incentive Plan	27,555	14.41	397,100
October 27, 2020	2014 Equity Incentive Plan	5,250	16.20	85,100
November 2, 2020	2014 Equity Incentive Plan	500	18.23	9,100
November 4, 2020	2014 Equity Incentive Plan	2,200	14.41	31,700
November 6, 2020	2014 Equity Incentive Plan	1,000	14.41	14,400
November 9, 2020	2014 Equity Incentive Plan	1,370	14.41	19,700
November 25, 2020	2014 Equity Incentive Plan	2,100	14.41	30,300
December 4, 2020	2014 Equity Incentive Plan	300	14.41	4,300
December 9, 2020	2014 Equity Incentive Plan	200	14.41	2,900
December 18, 2020	2014 Equity Incentive Plan	7,407	14.41	106,700
December 21, 2020	2014 Equity Incentive Plan	750	14.41	10,800
December 21, 2020	2014 Equity Incentive Plan	666	16.20	10,800
December 28, 2020	2014 Equity Incentive Plan	9,258	16.20	150,000
Total		71,306		$1,076,200

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

Our common stock is listed for trading on the NASDAQ under the symbol “MEDP.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from August 11, 2016 through December 31, 2020, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on August 11, 2016 in the common stock of Medpace Holdings, Inc., in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Equity Compensation Plan Information

The information required by Part II, Item 5 of the Annual Report on Form 10-K regarding equity compensation plans is incorporated herein by reference to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K to provide an understanding of our results of operations, financial condition and cash flows. This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. For a comparison of our results of operations for the fiscal years ended December 31, 2019 and December 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” above and “Item IA. Risk Factors” in Part I of this Annual Report on Form 10-K.

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Antiviral and Anti-infective, or AVAI, and Central Nervous System, or CNS. Our global platform includes approximately 3,600 employees across 39 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $1,175.0 million, $1,094.4 million and $899.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, net revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of December 31, 2020, our backlog increased by $258.5 million, or 20.1%, to $1,541.7 million compared to $1,283.2 million as of December 31, 2019. Included within backlog as of December 31, 2020 was approximately $785 million to $805 million that we expect to convert to net revenue in 2021, with the remainder expected to convert to net revenue in years after 2021.

The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $14.3 million for the year ended December 31, 2020, unfavorable foreign currency adjustments of $6.6 million for the year ended December 31, 2019 and unfavorable foreign currency adjustments of $2.3 million for the year ended December 31, 2018.

Backlog and net new business award metrics may not be reliable indicators of our future period revenue as they are subject to a variety of factors that may cause material fluctuations from period to period. These factors include, but are not limited to, changes in the scope of projects, cancellations, and duration and timing of services provided.

Coronavirus (COVID-19)

On March 11, 2020, the World Health Organization declared the coronavirus COVID-19 outbreak to be a pandemic. This pandemic has resulted in increased travel restrictions and caused the shutdown of many businesses in countries in which we operate. While we continue to operate globally, the level of activity at each of our locations varies depending on the local governmental requirements and guidelines. Our office staff are effectively working in the office or remotely and our labs are fully operational with modifications made to ensure the safety of our employees. The diversion of resources to treat COVID-19 patients has significantly impacted the operations at most of the investigative sites where patients in our clinical trials are recruited and treated. This has resulted in reduced trial starts and slowed new business awards, each of which results in decreased revenues. Depending on the duration of the disruption, ongoing studies may be cancelled and some of our clients may lack the funding to complete trials which are extended due to slowed recruitment of patients. We work with many smaller clients with limited financial resources and market disruptions may make raising additional funds difficult for those clients. Travel restrictions and business closures have also impacted study participants and clinical sites which affects our ability to efficiently provide clinical trial services. As a result, we are working with our customers to develop solutions to limit disruption to clinical trials while following required regulatory guidelines and maintaining quality to ensure the health and well-being of study participants. These include alternative assessment methods such as virtual monitoring visits. The COVID-19 outbreak had a significant adverse effect on fiscal year 2020 and we believe that the outbreak may have a continued adverse impact on our results of operations in the future. In connection with this adverse impact in 2020, we evaluated our headcount needs in a number of geographies and implemented some staff reductions where appropriate. As we cannot predict the duration or scope of the pandemic, the future financial impact on our results of operations and financial condition cannot be reasonably estimated.

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

	Year Ended December 31,
	2020	2019	2018
U.S. Dollars per Euro:	1.14	1.12	1.18

Results of Operations

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

	Year Ended December 31,
(Amounts in thousands, except percentages)	2020	2019	Change	% Change
Revenue, net	$925,925	$860,969	$64,956	7.5%
Direct service costs, excluding depreciation and amortization	354,426	321,006	33,420	10.4%
Reimbursed out-of-pocket expenses	292,773	294,266	(1,493)	(0.5)%
Total direct costs	647,199	615,272	31,927	5.2%
Selling, general and administrative	92,156	95,245	(3,089)	(3.2)%
Depreciation	11,652	8,360	3,292	39.4%
Amortization	7,876	14,829	(6,953)	(46.9)%
Total operating expenses	758,883	733,706	25,177	3.4%
Income from operations	167,042	127,263	39,779
Miscellaneous income (expense), net	1,183	(863)	2,046
Interest income (expense), net	307	(1,568)	1,875
Income before income taxes	168,532	124,832	43,700
Income tax provision	23,148	24,389	(1,241)
Net income	$145,384	$100,443	$44,941

Total revenue

Total revenue increased by $65.0 million to $925.9 million for the year ended December 31, 2020, from $861.0 million for the year ended December 31, 2019. The increase was primarily driven by strong activity within the Oncology, AVAI and other uncategorized therapeutic areas.

Total direct costs

Total direct costs increased by $31.9 million, to $647.2 million for the year ended December 31, 2020 from $615.3 million for the year ended December 31, 2019.  The increase was primarily attributed to personnel costs to support the growth in service activities. The higher personnel costs portion, including severance, increased by $30.7 million in the year ended December 31, 2020, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses decreased by $3.1 million, to $92.2 million for the year ended December 31, 2020 from $95.2 million for the year ended December 31, 2019. The decrease was primarily driven by lower travel related costs of $2.5 million in the year ended December 31, 2020, compared to the same period in the prior year, due to travel restrictions related to COVID-19.

Depreciation and Amortization

Depreciation and amortization expense decreased by $3.7 million, to $19.5 million for the year ended December 31, 2020 from $23.2 million for the year ended December 31, 2019. The decrease in depreciation and amortization was primarily related to the amortization of our definite lived intangible assets, which are amortized on an accelerated basis.

Miscellaneous income (expense), net

Miscellaneous income (expense), net increased by $2.0 million to $1.2 million of income for the year ended December 31, 2020 from $0.9 million of expense for the year ended December 31, 2019. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest income (expense), net

Interest income (expense), net increased by $1.9 million to $0.3 million of income for the year ended December 31, 2020 from $1.6 million of expense for the year ended December 31, 2019. The increase in interest income (expense), net was related to a lower average outstanding balance in the year ended December 31, 2020 under our credit facility.

Income tax provision

Income tax provision decreased by $1.2 million, to $23.1 million for the year ended December 31, 2020 from $24.4 million for the year ended December 31, 2019. The overall effective tax rates for the years ended December 31, 2020 and 2019 were 13.7% and 19.5%, respectively. The decrease in the income tax provision and overall effective rate was primarily attributable to an increase in excess tax benefits recognized from share-based compensation and an increase in tax benefits due to foreign tax credits and the benefit of uncertain tax positions.

Year ended December 31, 2019 compared to Year ended December 31, 2018

See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our unsecured credit facility (the “Credit Facility”). As of December 31, 2020, we had cash and cash equivalents of $277.8 million. Approximately $28.7 million of our cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of December 31, 2020.

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

As of December 31, 2020, we had $49.8 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings.  While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises. We believe that our sources of liquidity and capital will be sufficient to finance our cash needs for the next 12 months and on a longer-term basis. However, we cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs.

	Year Ended December 31,
Cash Flows (Amounts in thousands)	2020	2019	2018
Net cash provided by operating activities	$258,676	$201,867	$156,584
Net cash used in investing activities	(31,214)	(19,144)	(16,973)
Net cash used in financing activities	(82,282)	(73,918)	(141,580)
Effect of exchange rates on cash, cash equivalents, and restricted cash	666	(167)	(1,241)
Increase (decrease) in cash, cash equivalents, and restricted cash	$145,846	$108,638	$(3,210)

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

Net cash flows provided by operating activities were $258.7 million for the year ended December 31, 2020 consisting of net income of $145.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $47.0 million, primarily related to noncash lease expense of $13.9 million, stock based compensation expense of $13.8 million, depreciation of $11.7 million, amortization of intangibles of $7.9 million, and deferred income tax provision of $0.5 million. Changes in operating assets and liabilities provided $66.3 million in operating cash flows and were primarily driven by increased advanced billings of $63.4 million and increased accrued expenses of $24.2 million, offset by decreased lease liabilities of $11.5 million and increased accounts receivable and unbilled, net of $5.5 million.

Net cash flows provided by operating activities were $201.9 million for the year ended December 31, 2019 consisting of net income of $100.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $65.9 million, primarily related to stock based compensation expense of $20.7 million, amortization of intangibles of $14.8 million, deferred income tax provision of $10.1 million, noncash lease expense of $9.9 million, and depreciation of $8.4 million. Changes in operating assets and liabilities provided $35.6 million in operating cash flows and were primarily driven by increased advanced billings of $44.6 million and increased accrued expenses of $21.8 million, offset by increased accounts receivable and unbilled, net of $21.3 million.

Net cash flows provided by operating activities were $156.6 million for the year ended December 31, 2018 consisting of net income of $73.2 million. Adjustments to reconcile net income to net cash provided by operating activities were $43.8 million, primarily related to amortization of intangibles of $29.6 million, depreciation of $9.2 million, stock based compensation expense of $6.5 million, and deferred income tax provision of $3.9 million, offset by $7.7 million of amortization and adjustment of deferred credit. Changes in operating assets and liabilities provided $39.6 million in operating cash flows and were primarily driven by increased advanced billings of $35.6 million and increased accrued expenses of $29.0 million, offset by increased accounts receivable and unbilled, net of $27.0 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $31.2 million for the year ended December 31, 2020 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $19.1 million for the year ended December 31, 2019 primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $17.0 million for the year ended December 31, 2018 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $82.3 million in the year ended December 31, 2020, primarily related to $98.3 million in repurchases of common stock, offset by proceeds from stock options exercises of $16.0 million.

Net cash used in financing activities was $73.9 million in the year ended December 31, 2019, primarily related to $80.4 million in principal payments on our Prior Senior Secured Term Loan Facility, offset by proceeds from stock options exercises of $6.5 million.

Net cash used in financing activities was $141.6 million in the year ended December 31, 2018, primarily related to $72.2 million in principal payments on our Prior Senior Secured Term Loan Facility and $70.0 million in principal payments on our Prior Senior Secured Revolving Credit Facility.

Share Repurchases

In the first quarter of 2018, the Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. In the first quarter of 2020, the Board of Directors approved an increase in the stock repurchase authorization by $50.0 million. In the fourth quarter of 2020, the Board approved the stock repurchase authorization up to $150.0 million. For the year ended December 31, 2020, the Company repurchased 1,183,095 shares for $98.3 million. As of December 31, 2020, we have remaining authorization of $102.6 million remaining under the repurchases program.

Repurchases under the share repurchase program are executed in the open market or negotiated transactions under trading plans established pursuant to Rule 10b5-1. The Company constructively retired the repurchased shares associated with these approved share repurchase programs, with all amounts paid in excess of par value reflected within Retained earnings in the Company’s consolidated balance sheets. The repurchase program may be suspended or discontinued at any time without notice.

Indebtedness

On September 30, 2019 (the “Closing Date”), Medpace Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., a wholly-owned subsidiary of the Company, as guarantor (the “Guarantor”), entered into the new loan agreement (the “Loan Agreement”), which provides for an unsecured credit facility (the “Credit Facility”) in an aggregate principal amount up to $50.0 million. The Credit Facility provides that outstanding balances will bear interest at a rate of LIBOR plus 100 basis points (1.00%). The Loan Agreement also provides that the Credit Facility will expire in 364 days from the Closing Date. On March 30, 2020, the Company amended the credit facility to extend its expiration date to March 31, 2021 and add provisions for alternative interest rates when certain interbank market offered rates are not available.

The Credit Facility is guaranteed by the Guarantor and its material, direct or indirect wholly owned domestic subsidiaries, with certain exceptions, including where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. All of the obligations under the Credit Facility are unsecured.

The Credit Facility is subject to customary negative covenants. The Company was in compliance with all financial covenants as of December 31, 2020.

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

As of December 31, 2020, we had no indebtedness under the Credit Facility. As of December 31, 2020, we had $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following table summarizes our future payments for all contractual obligations and commercial commitments for the years subsequent to the year ended December 31, 2020:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	196,471	22,415	35,509	26,884	111,663
Total	$196,471	$22,415	$35,509	$26,884	$111,663

We have recorded a tax liability for unrecognized benefits for uncertain tax positions of $8.6 million, which has not been included in the above table due to the uncertainties in the timing of settlement of the income tax positions.

We are a party to certain vendor contracts related to clinical services that if cancelled may require payments for services performed and potentially additional services required to protect the safety of subjects. The value of these potential wind-down provisions is generally borne by our customers and is not practical to estimate.

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

The recoverability of our deferred tax assets is estimated based on consideration of all available positive and negative evidence, including, but not limited to, our ability to generate a sufficient level of future taxable income, reversals of deferred tax liabilities (other than those with an indefinite reversal period), tax planning strategies and recent financial performance. The assessment of recoverability is performed on a jurisdiction by jurisdiction basis. Based on the analysis of the above factors, we determined that as of December 31, 2020 and 2019 a valuation allowance in the amount of $0.6 million and $0.8 million, respectively, was required relating to certain foreign operating loss carryforwards, and other deferred tax assets that are currently not expected to be realized. Differences in actual results compared to our estimates and changes in our assumptions could result in an adjustment to the valuation allowance in the future and would generally impact earnings or other comprehensive income depending on the nature of the respective deferred asset for which the valuation allowance exists.

We have recognized certain liabilities, including penalties and interest in the amount of $2.1 million as of December 31, 2020, within other long-term liabilities on the consolidated balance sheets. These relate to uncertain tax positions that are subject to various assumptions and judgment. Liabilities for these uncertain tax positions are assessed on a position by position basis. The calculation of these liabilities involves dealing with uncertainties in the application of complex tax regulations in both domestic and foreign jurisdictions. These positions may be subject to audit and review by tax authorities, and may result in future taxes, interest and penalties if we are unsuccessful in defending our positions. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively would result.

As of December 31, 2020 and 2019, as a result of an updated analysis of future cash needs in the United States and opportunities for investment outside the United States, we assert that all foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. These undistributed earnings of foreign subsidiaries will support future growth in foreign markets and maintain current operating needs of foreign locations. We will continue to monitor our assertion related to investment of foreign earnings. See Note 11 of the Notes to Consolidated Financial Statements for further information regarding this assertion.

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

The following table summarizes the key weighted average assumptions used in the Black-Scholes-Merton option pricing model to calculate the fair value of options during the periods:

	Year Ended December 31,
	2020	2019	2018
Expected holding period - years	3.1	2.6	5.4
Expected volatility	31.0%	26.3%	27.0%
Risk-free interest rate	1.0%	2.0%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the table above reflect both grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting and reflect a fair value calculation for stock options outstanding in the period subject to liability-classified stock compensation accounting.  As of December 31, 2020, all outstanding stock based awards were subject to equity classification.

The weighted average grant date fair value of employee stock options granted was $15.19, $14.06 and $11.51 for the years ended December 31, 2020, 2019 and 2018.

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

Foreign Currency Risk

We have business operations globally, and accordingly, we are exposed to foreign currency fluctuations that can affect our financial results. For the years ended December 31, 2020 and 2019, approximately 11.1%, respectively, of our revenue was derived from contracts denominated in currencies other than the U.S. dollar, whereas approximately 25.2% and 22.3% of our operational costs, including, but not limited to, salaries, wages and other employee benefits, were derived in foreign currencies. Of these exposures, approximately 79.7% and 81.9% of revenue denominated in foreign currencies and approximately 50.8% and 52.8% of operational costs denominated in foreign currencies were Euro denominated for the years ended December 31, 2020 and 2019, respectively.  Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. We recalculated our reported pre-tax income for the years ended December 31, 2020 and 2019 using foreign exchange rates that were 10% higher and 10% lower than actual exchange rates utilized during the year. When utilizing foreign exchange rates 10% higher than actual exchange rates, our pre-tax income for the years ended December 31, 2020 and 2019 is negatively impacted by approximately $8.8 million and $6.7 million, respectively. When utilizing foreign exchange rates 10% lower than actual exchange rates, our pre-tax income for the years ended December 31, 2020 and 2019 is positively impacted by approximately $8.8 million and $6.7 million, respectively.

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

We generally do not require collateral or other securities to support customer receivables. In the years ended December 31, 2020 and 2019, credit losses have been immaterial and within our expectations. Moreover, in many cases we require advance payment from our customers for a portion of the study contract price upon the signing of a service contract which helps to mitigate credit risk. As of the years ended December 31, 2020 and 2019, there were no major customers accounting for more than 10% of our accounts receivable and unbilled, net.

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

Interest Rates

We have no outstanding long-term debt as of December 31, 2020. We therefore no longer have meaningful interest rate risk. However, if the need for additional liquidity arises and we utilize our Credit Facility, interest rates could have a material adverse effect on our operations or financial condition.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making these assessments, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment and the criteria in the COSO framework, management has concluded that the Company’s internal control over financial reporting as of December 31, 2020 was effective.

The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Medpace Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medpace Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases, using the Comparatives Under ASC 840 Option transition approach.

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

Revenue Recognition — Clinical Research– Refer to Note 2 to the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of costs to complete a contract for the performance obligation used to recognize revenue for certain clinical research contracts included the following, among others:

•

We tested the effectiveness of controls over revenue recognized throughout the contract term, including management’s controls over estimates of future services to be delivered and costs to be incurred under the contract.

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

February 16, 2021

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Medpace Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Medpace Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 16, 2021, expressed an unqualified opinion on those financial statements, and included an explanatory paragraph related to the Company’s change in method of accounting for leases in fiscal year 2019.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 16, 2021

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)
	As Of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$277,766	$131,920
Accounts receivable and unbilled, net (includes $2.6 million and $1.9 million with related parties at December 31, 2020 and 2019, respectively)	160,962	155,662
Prepaid expenses and other current assets	34,923	29,446
Total current assets	473,651	317,028
Property and equipment, net	85,017	47,292
Operating lease right-of-use assets	113,809	52,152
Goodwill	662,396	662,396
Intangible assets, net	46,474	54,350
Deferred income taxes	536	376
Other assets	8,794	9,477
Total assets	$1,390,677	$1,143,071
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.2 million and $0.2 million with related parties at December 31, 2020 and 2019, respectively)	$26,552	$22,404
Accrued expenses	134,367	109,252
Advanced billings (includes $6.5 million and $3.0 million with related parties at December 31, 2020 and 2019, respectively)	255,664	192,359
Other current liabilities	23,527	18,987
Total current liabilities	440,110	343,002
Operating lease liabilities	115,143	45,212
Deferred income tax liability	13,551	12,849
Other long-term liabilities	16,094	15,725
Total liabilities	584,898	416,788
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at December 31, 2020 and 2019, respectively; 35,519,989 and 36,065,278 shares issued and outstanding at December 31, 2020 and 2019, respectively	355	360
Treasury stock - 185,000 and 200,000 shares at December 31, 2020 and 2019, respectively	(5,578)	(6,030)
Additional paid-in capital	695,904	666,585
Retained earnings	115,229	68,109
Accumulated other comprehensive loss	(131)	(2,741)
Total shareholders’ equity	805,779	726,283
Total liabilities and shareholders’ equity	$1,390,677	$1,143,071

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue, net (includes $15.9 million, $18.9 million and $15.1 million with related parties for the years ended December 31, 2020, 2019 and 2018, respectively)	$925,925	$860,969	$704,589
Operating expenses:
Direct service costs, excluding depreciation and amortization	354,426	321,006	252,284
Reimbursed out-of-pocket expenses	292,773	294,266	236,775
Total direct costs	647,199	615,272	489,059
Selling, general and administrative	92,156	95,245	75,681
Depreciation	11,652	8,360	9,240
Amortization	7,876	14,829	29,561
Total operating expenses	758,883	733,706	603,541
Income from operations	167,042	127,263	101,048
Other expense, net:
Miscellaneous income (expense), net	1,183	(863)	1,060
Interest income (expense), net	307	(1,568)	(8,157)
Total other income (expense), net	1,490	(2,431)	(7,097)
Income before income taxes	168,532	124,832	93,951
Income tax provision	23,148	24,389	20,766
Net income	$145,384	$100,443	$73,185
Net income per share attributable to common shareholders:
Basic	$4.07	$2.79	$2.05
Diluted	$3.84	$2.67	$1.97
Weighted average common shares outstanding:
Basic	35,635	35,881	35,547
Diluted	37,708	37,576	36,912

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$145,384	$100,443	$73,185
Other comprehensive income (loss)
Foreign currency translation adjustments, net of taxes	2,610	(224)	(1,783)
Comprehensive income	$147,994	$100,219	$71,402

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2017	$355	$(6,030)	$630,341	$(120,402)	$(734)	$503,530
Impact to Retained Earnings from adoption of ASU 2014-09				5,730		5,730
BALANCE — January 1, 2018	355	(6,030)	630,341	(114,672)	(734)	509,260
Net income				73,185		73,185
Foreign currency translation					(1,783)	(1,783)
Stock-based compensation expense			6,499			6,499
Stock options exercised	1		2,541			2,542
BALANCE — December 31, 2018	$356	$(6,030)	$639,381	$(41,487)	$(2,517)	$589,703
Impact to Retained Earnings from adoption of ASU 2016-02				9,153		9,153
BALANCE — January 1, 2019	356	(6,030)	639,381	(32,334)	(2,517)	598,856
Net income				100,443		100,443
Foreign currency translation					(224)	(224)
Stock-based compensation expense			20,741			20,741
Stock options exercised	4		6,463			6,467
BALANCE — December 31, 2019	$360	$(6,030)	$666,585	$68,109	$(2,741)	$726,283
Net income				145,384		145,384
Foreign currency translation					2,610	2,610
Stock-based compensation expense			13,784			13,784
Stock options exercised	5	452	15,535			15,992
Repurchases of common stock	(10)			$(98,264)		(98,274)
BALANCE — December 31, 2020	$355	$(5,578)	$695,904	$115,229	$(131)	$805,779

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,384	$100,443	$73,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,652	8,360	9,240
Amortization	7,876	14,829	29,561
Stock-based compensation expense	13,784	20,741	6,499
Amortization of debt issuance costs and discount	-	954	615
Noncash lease expense	13,924	9,949	-
Deferred income tax provision	527	10,050	3,942
Amortization and adjustment of deferred credit	(706)	(801)	(7,712)
Other	(22)	1,754	1,653
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(5,530)	(21,256)	(27,047)
Prepaid expenses and other current assets	(3,724)	(7,381)	(1,241)
Accounts payable	(2,597)	4,730	1,342
Accrued expenses	24,231	21,824	29,029
Advanced billings	63,407	44,584	35,593
Lease liabilities	(11,506)	(9,034)	-
Other assets and liabilities, net	1,976	2,121	1,925
Net cash provided by operating activities	258,676	201,867	156,584
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(31,340)	(17,912)	(16,024)
Other	126	(1,232)	(949)
Net cash used in investing activities	(31,214)	(19,144)	(16,973)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	15,992	6,520	2,489
Repurchases of common stock	(98,274)	-	-
Payment of debt	-	(80,438)	(72,188)
Payments on revolving loan	-	-	(70,000)
Payment of deemed landlord liability	-	-	(1,881)
Net cash used in financing activities	(82,282)	(73,918)	(141,580)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	666	(167)	(1,241)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	145,846	108,638	(3,210)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	131,920	23,282	26,492
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$277,766	$131,920	$23,282
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash paid during the period for income taxes	$23,105	$13,235	$23,311
Cash paid during the period for interest	$104	$1,489	$7,589
Acquisition of property and equipment—non-cash	$18,980	$2,529	$1,551
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020 and 2019, and for the Years Ended December 31, 2020, 2019 and 2018

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

Share Repurchases

In the first quarter of 2018, the Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. In the first quarter of 2020, the Board of Directors approved an increase in the stock repurchase authorization by $50.0 million. In the fourth quarter of 2020, the Board approved the stock repurchase authorization up to $150.0 million. For the year ended December 31, 2020, the Company repurchased 1,183,095 shares for $98.3 million. As of December 31, 2020, we have remaining authorization of $102.6 million remaining under the repurchases program.

Repurchases under the share repurchase program are executed in the open market or negotiated transactions under trading plans established pursuant to Rule 10b5-1. The Company constructively retired the repurchased shares associated with these approved share repurchase programs, with all amounts paid in excess of par value reflected within Retained earnings in the Company’s consolidated balance sheets. The repurchase program may be suspended or discontinued at any time without notice.

Secondary Offering

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

Separately, net realized gains and losses on foreign currency transactions are included in Miscellaneous income (expense), net, on the consolidated statements of operations. Foreign currency transactions resulted in a net gain/(loss) of $0.5 million, ($0.6) million, and $0.4 million during the years ended December 31, 2020, 2019, and 2018, respectively.

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

Certain contracts contain volume rebate arrangements with our customers that provide for rebates if certain specified spending thresholds are met. These obligations are considered as a reduction in revenue when it appears probable that the arrangement thresholds will be met, which can be at contract inception. Total revenue is presented net of rebates of $4.8 million, $6.2 million and $1.2 million in the consolidated statements of operations during the years ended December 31, 2020, 2019 and 2018, respectively.

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

As of December 31, 2020 and 2019, the Company had approximately $1.6 billion and $1.4 billion of performance obligations remaining to be performed for active projects.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The cash and cash equivalent balances are held and maintained with financial institutions with reputable credit ratings and, consequently, the Company believes that such funds are subject to minimal credit risk.

The Company generally does not require collateral or other securities to support customer receivables. In the years ended December 31, 2020, 2019 and 2018, credit losses have been immaterial and within management’s expectations. At December 31, 2020 and 2019, there were no customers accounting for more than 10% of the Company’s accounts receivable.

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

Advertising expenses are recorded as a component of Selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expenses of $0.7 million, $0.7 million and $0.8 million were incurred during the years ended December 31, 2020, 2019 and 2018, respectively.

Income Taxes

The Company’s consolidated US federal income tax return is comprised of its US subsidiaries, one of its foreign branches located in Korea and certain foreign subsidiaries.

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

The Company’s accounting position is that unremitted foreign earnings are indefinitely reinvested. Therefore, the Company has not recorded deferred foreign withholding taxes on the unremitted foreign earnings. Refer to Note 11 for further information regarding this assertion.

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

Stock-based compensation expense for both the 2016 Plan and 2014 Plan is calculated using the fair value method on the grant date. The Company expenses stock-based compensation over the term of the award based on the vesting described in the award agreement. Stock-based compensation expense is allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations based on the underlying classification and scope of work for the employees receiving the Awards.

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

The computation of diluted EPS includes additional common shares, such as unvested RSUs and stock options with exercise prices less than the average market price of the Company’s common stock during the period (“in-the-money options”), which would be considered outstanding. This assumes that additional shares would have to be issued in cases where the exercise price of stock options is less than the value of the common stock being acquired because the cash proceeds received from the stock option holder would not be sufficient to acquire that same number of shares. The Company does not compute diluted EPS in cases where the inclusion of such additional shares would be anti-dilutive in effect.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except for earnings per share):

	Year Ended December 31,
	2020	2019	2018
Weighted-average shares:
Common shares outstanding	35,635	35,881	35,547
RSAs	112	100	142
Total weighted-average shares	35,747	35,981	35,689
Earnings per common share—Basic
Net income	$145,384	$100,443	$73,185
Less: Undistributed earnings allocated to RSAs	459	279	291
Net income available to common shareholders—Basic	$144,925	$100,164	$72,894

Net income per common share—Basic	$4.07	$2.79	$2.05

Basic weighted-average common shares outstanding	35,635	35,881	35,547
Effect of diluted shares	2,073	1,695	1,365
Diluted weighted-average shares outstanding	37,708	37,576	36,912

Net income per common share—Diluted	$3.84	$2.67	$1.97

For the years ended December 31, 2020, 2019 and 2018, the computation of diluted EPS excludes the effect of (in thousands) 204, 248 and 121 stock options, respectively, due to each respective period’s average fair value of the Company’s common stock not exceeding the exercise prices.

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

The Company does not have any recurring fair value measurements as of December 31, 2020. There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2020, 2019 and 2018.

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

Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. The carrying value of goodwill is reviewed at least annually for impairment, or as indicators of potential impairment are identified, at the reporting unit level. The reporting units are Phase I-IV clinical research services and Laboratories as of December 31, 2020.

The Company performs its annual impairment tests during the fourth quarter each year, comparing the fair value of each of our reporting units with its carrying amount, inclusive of goodwill. A goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Fair value is estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method. There was no indication of impairment related to goodwill based on the fourth quarter 2020 assessment.

Intangible Assets

The Company has an indefinite lived intangible asset related to its trade name. The carrying value of the trade name asset is reviewed at least annually for impairment, or as indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation. There was no indication of impairment related to the trade name asset based on the fourth quarter 2020 assessment.

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

ASC 842 allows by policy election, an entity to choose its transition approach.  Entities must adopt ASC 842 on a either a modified retrospective basis to each prior reporting period presented or through an optional alternative method referred to as the “Comparatives Under ASC 840 Option” transition approach which allows entities to apply the new requirements to only those leases that exist as of January 1, 2019. The Company has elected to adopt ASC 842 utilizing the Comparatives Under ASC 840 Option. As such, ASC 842 is applied on a prospective basis as of January 1, 2019 and any cumulative catch up adjustment for differences between ASC 842 and ASC 840 were recorded upon adoption.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” intended to provide financial statement users with more decision-useful information about expected credit losses and other commitments to extend credit held by the reporting entity. The standard replaces the incurred loss impairment methodology with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this standard in the first quarter of 2020 and it had no material impact to the consolidated financial statements.

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2020	2019
Accounts receivable	$137,912	$127,877
Unbilled receivables	23,396	28,368
Less: allowance for doubtful accounts	(346)	(583)
Total accounts receivable and unbilled, net	$160,962	$155,662

Contract Liabilities

Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized. During the year ended December 31, 2020, the Company recognized approximately $165.6 million of revenue that was included in the Advanced billings balance at the beginning of the year.

Advanced billings consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2020	2019
Advanced billings	$255,664	$192,359

A rollforward of allowance for doubtful account activity is as follows:

	Year Ended December 31,
	2020	2019	2018
Allowance for doubtful accounts - beginning balance	$(583)	$(1,032)	$(673)
Current year provision	(167)	(263)	(791)
Write-offs, recoveries and the effects of foreign currency exchange	404	712	432
Allowance for doubtful accounts - ending balance	$(346)	$(583)	$(1,032)

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31 (in thousands):

	2020	2019
Land	$2,492	$1,577
Equipment	24,049	20,225
Furniture, fixtures, and leasehold improvements	61,238	24,624
Computer hardware, software, and phone equipment	18,111	15,958
Buildings	14,309	13,272
Construction-in-progress	3,926	3,265
Property and equipment at cost	124,125	78,921
Less: Accumulated depreciation	(39,108)	(31,629)
Property and equipment, net	$85,017	$47,292

Depreciation expense was $11.7 million, $8.4 million and $9.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Total assets carried on the balance sheet and not remeasured to fair value on a recurring basis, identified as Level 3 measurements, as of December 31, 2020 are $694.0 million, comprised of $662.4 million of goodwill and $31.6 million of identified indefinite-lived intangible assets. Accumulated goodwill impairment losses to date amounts to $9.3 million, all of which was recognized in 2015.

Intangible Assets, Net

Intangible assets, net consisted of the following at December 31 (in thousands):

	2020	2019
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	$145,051	$145,051
Other	3,074	3,074
Total finite-lived intangible assets	148,125	148,125
Accumulated amortization:
Customer relationships	(130,223)	(122,426)
Other	(3,074)	(2,995)
Total accumulated amortization	(133,297)	(125,421)
Total finite-lived intangible assets, net	14,828	22,704
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$46,474	$54,350

As of December 31, 2020, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
2021	$5,114
2022	3,353
2023	2,199
2024	1,443
2025	946
Later years	1,773
$14,828

6. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31 (in thousands):

	2020	2019
Employee compensation and benefits	$40,208	$34,119
Project related reimbursable expenses	87,092	68,696
Other	7,067	6,437
Total accrued expenses	$134,367	$109,252

7. DEBT

On September 30, 2019 (the “Closing Date”), the Company obtained an unsecured credit facility in an aggregate principal amount up to $50.0 million (the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).

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

As of December 31, 2020 and 2019, respectively, there were no outstanding borrowings under the Credit Facility and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

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

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$19,842	$13,151
Variable lease cost	5,335	2,813

Supplemental cash flow information related to the leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,956	$9,773

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	73,905	10,294

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	December 31,	December 31,
	2020	2019
Operating lease right-of-use assets	$113,809	$52,152

Other current liabilities	$15,890	$10,977
Operating lease liabilities	115,143	45,212
Total operating lease liabilities	$131,033	$56,189

Weighted Average Remaining Lease Term (years)
Operating leases	12.9	6.3
Weighted Average Discount Rate
Operating leases	5.9%	6.0%

Lease payments due related to lease liabilities as of December 31, 2020 were as follows (in thousands):

	Related Party	Non-Related Parties	Total
	Operating Leases	Operating Leases	Operating Leases
2021	$10,510	$11,905	$22,415
2022	10,301	8,960	19,261
2023	8,771	7,477	16,248
2024	8,900	5,206	14,106
2025	9,032	3,746	12,778
Later years	103,006	8,657	111,663
Total lease payments	150,520	45,951	196,471
Less: imputed interest	(59,799)	(5,639)	(65,438)
Total	$90,721	$40,312	$131,033

Comparative period disclosures under ASC 840:

Rental expense under operating leases totaled $9.2 million for the year ended December 31, 2018 and is allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.

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

The Company granted 405,237 awards to employees under the 2016 Incentive Award Plan during the year ended December 31, 2020, consisting of 20,724 restricted stock awards (“RSA”) and 177,808 restricted stock units (“RSU”) vesting after four years, 4,800 stock option awards and 2,500 RSU vesting after three years and 199,405 fully-vested stock option awards. The Company granted an additional 23,148 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the year ended December 31, 2020. These awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

The Company granted 816,286 awards to employees under the 2016 Incentive Award Plan during the year ended December 31, 2019, consisting of 10,000 stock option awards and 227,610 RSU vesting after four years, 5,000 stock option awards vesting after one year, 551,676 fully-vested stock option awards and 22,000 stock option awards with vesting in twelve equal monthly installments beginning on March 31, 2019. The Company granted an additional 41,853 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the year ended December 31, 2019. These awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

The Company granted 850,700 awards to employees under the 2016 Plan during the year ended December 31, 2018, consisting of 550,500 stock option awards and 300,200 RSU, all vesting after four years. The Company granted an additional 33,801 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the year ended December 31, 2018. These awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

The 2016 Plan expires in 2026, except for awards then outstanding, and is administered by the Board. All Awards granted at the IPO or thereafter were or will be issued under the 2016 Plan.

The company satisfies stock option exercises and vested stock awards with treasury shares or newly issued shares. Shares available for future stock compensation grants under the 2016 Plan totaled 2.9 million and 3.2 million at December 31, 2020 and 2019.

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

In the third quarter of 2019, Medpace Investors, LLC (“MPI”), a related party to the Company, filed a Tender Offer Statement (“Tender Offer”) offering to purchase, for cash, vested stock options of employee holders of options outstanding from the 2014 Incentive Award Plan. The Tender Offer resulted in the tender and purchase of 229,431 vested options from employee holders of options by MPI. Under generally accepted accounting guidance governing such transactions, because the Tender Offer was made by an economic interest holder in the Company, this transaction is accounted for as a settlement of vested options and a reissuance of options at fair value as of the transaction date. Expense related to the reissuance of options to MPI is included as stock-based compensation expense of $5.1 million within Selling, general and administrative expenses during the year ended December 31, 2019.

Equity Awards

Valuation Assumptions

The Company determines the fair value of stock options using the Black-Scholes-Merton option pricing model (the “BSM Model”). The BSM Model is primarily affected by the fair value of the Company’s common stock (see restricted share valuation discussion below), the expected holding period for the option, expected stock price volatility over the term of the awards, the risk-free interest rate, and expected dividends.

The following table sets forth the key weighted-average assumptions used in the BSM Model to calculate the fair value of options:

	Year Ended December 31,
	2020	2019	2018
Expected holding period – years	3.1	2.6	5.4
Expected volatility	31.0%	26.3%	27.0%
Risk-free interest rate	1.0%	2.0%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the table above reflect grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting.

The expected holding period represents the period of time the grants are expected to be outstanding. The Company uses the simplified method, as prescribed by accounting guidance governing such awards, to calculate the expected holding period for options granted to employees as we do not have sufficient historical evidence data to provide a reasonable basis upon which to estimate the expected holding period. For options valued by the Company for the years ended December 31, 2020, 2019 and 2018, respectively, the expected holding period is based on an average between the midpoint of the vesting date and the expiration date of the options.

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

Subsequent to the Company’s Initial Public Offering (IPO) in August 2016, the fair value of common stock is based upon the market price of the Company’s common stock on the date of grant as listed on the NASDAQ.  Due to the absence of an active market for the Company’s common stock prior to the IPO, the Company determined the fair value of restricted shares by obtaining an independent valuation of the fair value of the Company’s equity, applying a discount for lack of marketability, and then calculating the implied share price. The fair value of the Company was estimated primarily using an income approach which is based on assumptions and estimates made by management and, secondarily, using other market-related factors in current industry trends as well as observed transaction values. In determining the estimated future cash flows used in the income approach, the Company developed and applied certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions, including market-participant considerations. Significant assumptions utilized in the income approach were based on company specific information and projections, which were not observable in the market and are thus considered Level 3 measurements by authoritative guidance. The discount for lack of marketability (the “Marketability Discount”) was applied to reflect what a market participant would consider in relation to the post-vesting restrictions imposed regarding the inability to sell, transfer, or pledge the shares during the restriction period. The Marketability Discount was estimated by using the BSM Model to calculate the cost of a theoretical put option to hedge the fluctuation in value of the investment between the valuation date and an anticipated liquidity date.

The following table summarizes the grant date fair values of stock options and restricted shares issued during the period as well as the allocation of stock-based compensation expense to Total direct costs, and Selling, general and administrative reported in the consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018
Weighted average, grant date fair value
Stock options	$15.19	$14.06	$11.51
Restricted shares (RSAs and RSUs)	$98.61	$60.53	$49.38

Stock-based compensation expense allocated to:
Total direct costs	$7,781	$6,999	$4,132
Selling, general, and administrative	6,003	13,742	2,367
Total stock-based compensation expense	$13,784	$20,741	$6,499

Award Activity

The following table sets forth the Company’s stock option activity:

	Year Ended December 31,
	2020		2019		2018
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding - beginning of Period	3,030,071	$34.50	2,945,040	$24.18	2,782,868	$20.73
Granted	227,353	$105.77	859,960	$54.97	584,301	$37.72
Exercised	(637,806)	$25.07	(399,368)	$16.19	(169,771)	$14.98
Forfeited/Expired	(118,891)	$37.16	(375,561)	$19.91	(252,358)	$23.69
Outstanding - end of period	2,500,727	$43.26	3,030,071	$34.50	2,945,040	$24.18

Exercisable - end of period	1,498,829	$48.99	1,435,088	$38.62	1,096,116	$16.01

The following table sets forth the Company’s Restricted Share activity:

	Year Ended December 31,
	2020	2019	2018
	Shares/Units	Shares/Units	Shares/Units
Outstanding and unvested - beginning of period	569,770	421,200	183,629
Granted	201,032	227,610	300,200
Vested	-	-	(29,629)
Forfeited	(75,240)	(79,040)	(33,000)
Outstanding and unvested - end of period	695,562	569,770	421,200

Cumulative vested shares - end of period	1,913,916	1,913,916	1,913,916

The following table summarizes information about stock options expected to vest, stock options exercisable, and unvested restricted share awards expected to vest at December 31, 2020:

	Weighted Average			Weighted Average
	Exercise	Stock	Restricted	Remaining
	Price	Options	Shares	Life (Years)
December 31, 2020
Number of stock options expected to vest	$43.26	2,500,727	-	3.4
Number of Restricted Shares expected to vest		-	695,562
Total expected to vest - December 31, 2020		2,500,727	695,562
Total stock options exercisable - December 31, 2020	$48.99	1,498,829		3.1
Unrecognized compensation cost - December 31, 2020 (in thousands)		$2,487	$26,760
Weighted average years over which unrecognized compensation cost will be recognized		1.3	2.9

The following table sets forth the aggregate intrinsic value of stock options exercised, the fair values of awards vested, and share based liabilities settled during the respective periods (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total intrinsic value of stock options exercised	$57,927	$19,807	$5,326
Total grant-date fair value of stock options vested	$6,833	$12,117	$1,417
Total grant-date fair value of restricted shares vested	$-	$-	$447
Total settlement date fair value of restricted shares vested	$-	$-	$1,568

The actual tax benefits recognized related to stock-based compensation totaled $11.7 million, $5.5 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

10. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan that covers substantially all U.S. employees. Participants can elect to contribute up to 50% of their eligible earnings on a pre-tax basis, subject to Internal Revenue Service annual limitations.

The U.S.-based plan offers a year-end employer matching contribution, requiring the participant to be an employee at year-end to qualify for the match. Participants with one year or more of service are eligible for the matching contribution. Participants fully vest in the employer contributions after three years of service. The employer contribution represents a percentage of a participant’s eligible compensation. The Company’s 401(k) Plan costs were $3.7 million, $3.1 million and $2.7 million during the years ended December 31, 2020, 2019 and 2018, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.

The Company has various defined contribution arrangements for eligible employees of non-U.S. entities. These defined contribution arrangements provide employees with retirement savings and life insurance benefits. The Company incurred expenses related to these arrangements of $1.5 million, $1.2 million and $1.0 million in the years ended December 31, 2020, 2019 and 2018, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.

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

The components of income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$158,432	$117,326	$88,014
Foreign jurisdictions	10,100	7,506	5,937
Income before income taxes	$168,532	$124,832	$93,951

Income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2020
U.S. Federal	$16,405	$436	$16,841
U.S. state and local	4,588	95	4,683
Foreign jurisdictions	1,586	38	1,624
	$22,579	$569	$23,148

Year ended December 31, 2019
U.S. Federal	$10,577	$8,922	$19,499
U.S. state and local	1,761	987	2,748
Foreign jurisdictions	2,023	119	2,142
	$14,361	$10,028	$24,389

Year ended December 31, 2018
U.S. Federal	$13,372	$4,172	$17,544
U.S. state and local	1,912	(116)	1,796
Foreign jurisdictions	1,408	18	1,426
	$16,692	$4,074	$20,766

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows (in thousands):

	Year Ended December 31,
	2020		2019		2018
Income tax expense calculated at the federal statutory rate	$35,392	21.0%	$26,215	21.0%	$19,730	21.0%
Effect of:
State and local taxes, net of federal benefit	2,639	1.6	2,021	1.6	1,978	2.1
Tax on foreign earnings, net of tax credits and deductions	(1,773)	(1.1)	593	0.4	172	0.2
Tax reform adjustment	-	-	-	-	(195)	(0.2)
Write off of Deferred Tax Assets	-	-	-	-	509	0.6
Deferred credit	(700)	(0.4)	(802)	(0.6)	(802)	(0.9)
Permanent items:
Stock-based awards	(10,019)	(5.9)	(3,011)	(2.4)	(651)	(0.7)
Tax reform	-	-	-	-	126	0.1
Deduction for FDII	(2,593)	(1.5)	(2,283)	(1.8)	-	-
Other	144	0.1	964	0.8	687	0.7
State/Local tax credits	(780)	(0.5)	(793)	(0.6)	(1,253)	(1.3)
Foreign tax credits	-	-	-	-	(727)	(0.8)
Change in liability for uncertain tax positions	1,120	0.7	1,325	1.0	1,102	1.2
Other	(282)	(0.3)	160	0.1	90	0.1
	$23,148	13.7%	$24,389	19.5%	$20,766	22.1%

Prior to the passage of the “Tax Cuts and Jobs Act” (TCJA), the Company asserted that all of the undistributed foreign earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Beginning in 2018, the TCJA provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. As of December 31, 2020, the Company’s accounting position is that unremitted foreign earnings are indefinitely reinvested. Therefore, the Company has not recorded deferred foreign withholding taxes on the unremitted foreign earnings and it is not practicable to determine the amount of the additional taxes that would result if these earnings were repatriated. The undistributed earnings of foreign subsidiaries was approximately $27.8 million.

Components of the Company’s net deferred tax asset (liability) included in the consolidated balance sheets consisted of the following at December 31 (in thousands):

	2020	2019
Deferred tax assets:
Accrued liabilities	$16,634	$12,229
Depreciation and amortization	881	1,121
Foreign operating loss carryforward	311	447
U.S. state and local tax credits and carryforward	-	184
Other	246	96
Valuation allowance	(578)	(755)
Total deferred tax assets	17,494	13,322

Deferred tax liabilities:
Depreciation and amortization	(26,119)	(21,787)
Prepaid expenses	(829)	(808)
Advanced billings	(3,513)	(3,147)
Other	(48)	(53)
Total deferred tax liabilities	(30,509)	(25,795)
Net deferred tax liability	$(13,015)	$(12,473)

The Company has foreign operating loss carryforwards for which a deferred tax asset of $0.3 million has been established. The Company has a valuation allowance of $0.3 million against this deferred tax asset based upon its assessment that it is more likely than not that this amount will not be realized. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. Approximately 12% of the foreign net operating loss carryforwards can be utilized over an indefinite period whereas the remainder will expire at various times from 2023 to 2029 if not utilized.

Annual activity related to the Company’s valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning Balance	$755	$169	$2,394
Additions charged to expense	-	375	-
Additions due to asset acquisition	-	265	-
Reductions from utilization, reassessments and expirations	(177)	(54)	(2,225)
Ending Balance	$578	$755	$169

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning Balance	$9,718	$8,525	$6,890
Increases in tax positions for prior years	-	-	-
Decreases in tax positions for prior years	(181)	(888)	(579)
Increases in tax positions for current year	2,881	2,081	2,214
Lapse in statute of limitations	(1,727)	-	-
Ending Balance	$10,691	$9,718	$8,525

Interest and penalties associated with uncertain tax positions are recognized as components of Income tax provision in the consolidated statements of operations. There was no material change to tax-related interest and penalties during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, respectively, the Company has a liability for interest and penalties of $2.1 million and $1.4 million that is associated with related tax liabilities of $8.6 million and $8.2 million for uncertain tax positions.

The Company operates in various foreign, state and local jurisdictions. The number of tax years for which the statute of limitations remains open for foreign, state and local jurisdictions varies by jurisdiction and is approximately four years (2016 through 2020). For federal tax purposes, the Company’s open tax years are 2017 through 2020.

12. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Legal Proceedings

Medpace periodically becomes involved in various claims and lawsuits that are incidental to its business. Management believes, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows for the years ended December 31, 2020, 2019 and 2018.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $12.5 million as of December 31, 2020. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2027.

13. MISCELLANEOUS INCOME (EXPENSE), NET

Miscellaneous income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net gain (loss) on foreign-currency transactions	$514	$(581)	$386
Other income (expense)	669	(282)	674
Miscellaneous income (expense), net	$1,183	$(863)	$1,060

14. RELATED PARTY TRANSACTIONS

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.2 million existed at December 31, 2020 and 2019, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the consolidated balance sheets, respectively, depending on the contractual repayment date.

Director Fees

The Company paid fees for director services provided by Cinven employees that were members of the Company’s Board of Directors and any related committees. The director fees were paid directly to Cinven in accordance with the Company’s non-employee director compensation policy. During the third quarter of 2018, Cinven sold its remaining shares of the Company’s common stock and all three members of the Company’s Board affiliated with Cinven subsequently resigned. During the year ended December 31, 2018, the Company incurred director fees of $0.1 million and related travel expenses of less than $0.1 million.

Service Agreements

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. A Medpace employee was a member Cymabay’s board of directors from the first quarter of 2016 until his resignation in the first quarter of 2020. The Company and Cymabay entered into a Master Service Agreement (“MSA”) dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from Cymabay of $13.2 million and $10.8 million during the years ended December 31, 2019 and 2018, respectively, in the Company’s consolidated statements of operations. As of December 31, 2019, the Company had Advanced billings from Cymabay of $1.6 million recorded in the consolidated balance sheets. In addition, as of December 31, 2019, the Company had Accounts receivable and unbilled, net from Cymabay of $1.4 million recorded in the consolidated balance sheets. As of the first quarter of 2020, Cymabay is no longer considered a related party.

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers and/or have equity investments in LIB. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $2.6 million, $2.0 million and $3.7 million during the years ended December 31, 2020, 2019 and 2018 in the Company’s consolidated statement of operations. As of December 31, 2020 and 2019, the Company had, from LIB, Advanced billings of $0.7 million and $0.5 million in the consolidated balance sheets, respectively. In addition, the Company had Accounts receivable and unbilled, net from LIB of $0.3 million in the consolidated balance sheets at December 31, 2020 and 2019, respectively.

CinRX Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the years ended December 31, 2020, 2019 and 2018, the Company recognized total revenue from CinRx of $13.2 million, $3.7 million and $0.5 million in the Company’s consolidated statements of operations. As of December 31, 2020 and 2019, the Company had Advanced billings from CinRx of $5.8 million and $0.9 million in the consolidated balance sheets, respectively. As of December 31, 2020 and 2019 the Company had Accounts receivable and unbilled, net from CinRx of $2.2 million and $0.2 million in the consolidated balance sheets.

The Summit Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. During the years ended December 31, 2020, 2019 and 2018, Medpace incurred expenses of $0.4 million, $0.6 million and $0.4 million at The Summit.

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

Leased Real Estate

Headquarters Lease

The Company has entered into operating leases for its corporate headquarters and a storage space facility with an entity that is wholly owned by the Company’s chief executive officer. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the leases. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the properties. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Operating lease cost recognized for the years ended December 31, 2020 and 2019 was $2.0 million, respectively, and was allocated between Direct service costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2020 and 2019 were $3.5 million and $5.3 million in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2020 were $1.9 million and $1.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2019 were $1.8 million and $3.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. Under ASC 840, lease expense recognized for the years ended December 31, 2018 was $2.2 million and was allocated between Direct service costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the year ended December 31, 2020 was $3.6 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2020 were $56.6 million in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2020 were $0.7 million and $66.8 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the years ended December 31, 2020 and 2019 was $3.6 million, respectively. The lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2020 and 2019 were $19.7 million and $21.9 million, respectively, in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2020 were $2.4 million and $17.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2019 were $2.3 million and $19.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.

ASC 840 - Deemed Assets and Deemed Landlord Liabilities

The Company paid $3.8 million during the year ended December 31, 2018 related to leases recognized as deemed assets and deemed landlord liabilities under ASC 840.

Travel Services

The Company incurs expenses for travel services for company executives provided by a private aviation charter company that is owned by the chief executive officer and the executive vice president of operations of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.7 million, $1.2 million and $1.3 million during the years ended December 31, 2020, 2019 and 2018, respectively. These travel expenses are recorded in Selling, general and administrative in the Company’s consolidated statements of operations.

15. ENTITY WIDE DISCLOSURES

Operations By Geographic Location

The Company conducts operations in North America, Europe, Africa, Asia-Pacific and Latin America through wholly-owned subsidiaries and representative sales offices. The Company attributes revenue to geographical locations based upon the location of the contracting entity. For the years ended December 31, 2020, 2019 and 2018, total revenue attributable to the U.S. represented approximately 96%, 95% and 97%, respectively, of total consolidated total revenue.

The following table summarizes property and equipment, net by geographic region and is further broken down to show countries which account for 10% or more of total as of December 31, if any (in thousands):

	2020	2019
Property and equipment, net:
United States	$58,124	$25,603
Europe
Belgium	12,024	10,045
Other	7,961	5,728
Total Europe	19,985	15,773
Asia-Pacific	6,566	5,671
Other	342	245
Total property and equipment, net	$85,017	$47,292

Revenue by Category

The following table disaggregates the Company’s revenue by major source (in thousands):

	Years Ended December 31,
	2020	2019	2018
Therapeutic Area
Oncology	$297,675	$256,766	$189,056
Other	215,370	196,159	163,983
Metabolic	126,075	138,650	124,837
AVAI	103,259	86,390	77,271
Cardiology	95,153	91,258	95,213
Central Nervous System	88,393	91,746	54,229
Total revenue	$925,925	$860,969	$704,589

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to the Company’s Directors is contained in our definitive proxy statement (the “Proxy Statement”) for our 2021 Annual Meeting of Stockholders under the heading “Proposal 1: Election of Directors” and is incorporated herein by reference.

The information required by this item with respect to the Company’s Executive Officers is contained in the Proxy Statement under the heading “Named Executive Officers” and is incorporated herein by reference.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

The information required by this item with respect to the Company’s code of ethics that applies to directors, officers, and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, is contained in the Proxy Statement under the heading “Corporate Governance—Code of Ethics” and is incorporated herein by reference.

The information required by this item with respect to the procedures by which security holders may recommend nominees to the Board is contained in the Proxy Statement under the heading “Stockholders’ Proposals” and is incorporated herein by reference.

The information required by this item with respect to the Company’s Audit Committee, including the Audit Committee’s members and its financial experts, is contained in the Proxy Statement under the heading “Committees of the Board—Audit Committee” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item with respect to executive compensation and director compensation is contained in the Proxy Statement under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

The information required by this item with respect to compensation committee interlocks and insider participation is contained in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

The compensation committee report required by this item is contained in the Proxy Statement under the heading “Executive Compensation—Compensation Committee Report” and is incorporated herein by reference.

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management is contained in the Proxy Statement under the heading “Executive Compensation—Compensation Risk Assessment” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to securities authorized for issuance under the Company’s equity compensation plans is contained in the Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated herein by reference.

The information required by this item with respect to the security ownership of certain beneficial owners and management is contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to certain relationships and transactions with related parties is contained in the Proxy Statement under the heading “Certain Relationships” and is incorporated herein by reference.

The information required by this item with respect to director independence is contained in the Proxy Statement under the heading “Corporate Governance—Director Independence” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item with respect to audit fees, tax fees, and the audit committee’s pre-approval policies and procedures are contained in the Proxy Statement under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Medpace Holdings, Inc.	8-K	001-37856	3.1	8/16/16

3.2	Amended and Restated Bylaws of Medpace Holdings, Inc.	8-K	001-37856	3.2	8/16/16

4.1	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-212236	4.1	7/26/16

4.2	Description of Securities	10-K	001-37856	4.3	2/25/20

#10.1	Medpace Holdings, Inc. 2016 Incentive Award Plan	10-Q	001-37856	10.1	11/3/16

#10.2	Medpace Holdings, Inc. 2016 Senior Executive Incentive Bonus Plan	10-Q	001-37856	10.2	11/3/16

10.3	Registration Rights Agreement	10-Q	001-37856	10.3	11/3/16

#10.4	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Award Grant Notice	S-1/A	333-212236	10.13	8/1/16

#10.5	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement	S-1/A	333-212236	10.14	8/1/16

#10.6	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-1/A	333-212236	10.15	8/1/16

#10.7	Medpace Holdings, Inc. 2016 Incentive Award Plan Sub-Plan for UK Participants	S-1/A	333-212236	10.16	8/1/16

#10.8	Amended and Restated Employment Agreement, by and between Medpace Holdings, Inc. and August J. Troendle	S-1/A	333-212236	10.18	7/26/16

#10.9	Medpace Holdings, Inc. 2016 Incentive Award Plan UK Company Share Option Plan (CSOP) Sub-Plan	S-1/A	333-212236	10.19	8/1/16

#10.10	Medpace Holdings, Inc. Non-Employee Director Compensation Policy revised effective October 25, 2018	10-Q	001-37856	10.1	10/30/18

10.11	Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association.	8-K	001-37856	10.1	10/1/19

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.12	Amendment No. 1 dated March 30, 2020 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	4/1/20

10.13	Form of Indemnification Agreement					*

21.1	List of Subsidiaries of Medpace Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

By:	/s/ JESSE J. GEIGER
	Name:	Jesse J. Geiger
	Title:	Chief Financial Officer, and Chief Operating Officer, Laboratory Operations

	Date:	February 16, 2021

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

Signature	Capacity	Date

/s/ AUGUST J. TROENDLE	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
August J. Troendle		February 16, 2021

/s/ JESSE J. GEIGER	Chief Financial Officer, and Chief Operating Officer, Laboratory Operations (Principal Financial and Accounting Officer)
Jesse J. Geiger		February 16, 2021

/s/ BRIAN T. CARLEY	Director
Brian T. Carley		February 16, 2021

/s/ ROBERT O. KRAFT	Director
Robert O. Kraft		February 16, 2021

/s/ FRED B. DAVENPORT JR.	Director
Fred B. Davenport Jr.		February 16, 2021

/s/ CORNELIUS P. MCCARTHY III	Director
Cornelius P. McCarthy III		February 16, 2021

/s/ ASHLEY M. KEATING	Director
Ashley M. Keating		February 16, 2021

/s/ THOMAS C. KING	Director
Thomas C. King		February 16, 2021