Form 10-Q
period 2021-03-31
Medpace Holdings, Inc.
filed 2021-04-27
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,972,156 shares outstanding as of April 23, 2021

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	March 31,	December 31.
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$332,877	$277,766
Accounts receivable and unbilled, net (includes $2.2 million and $2.6 million with related parties at March 31, 2021 and December 31, 2020, respectively)	159,997	160,962
Prepaid expenses and other current assets	40,506	34,923
Total current assets	533,380	473,651
Property and equipment, net	84,504	85,017
Operating lease right-of-use assets	112,266	113,809
Goodwill	662,396	662,396
Intangible assets, net	45,196	46,474
Deferred income taxes	556	536
Other assets	13,062	8,794
Total assets	$1,451,360	$1,390,677
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.1 million and $0.2 million with related parties at March 31, 2021 and December 31, 2020, respectively)	$21,348	$26,552
Accrued expenses	123,608	134,367
Advanced billings (includes $6.1 million and $6.5 million with related parties at March 31, 2021 and December 31, 2020, respectively)	277,807	255,664
Other current liabilities	24,543	23,527
Total current liabilities	447,306	440,110
Operating lease liabilities	114,144	115,143
Deferred income tax liability	14,876	13,551
Other long-term liabilities	16,107	16,094
Total liabilities	592,433	584,898
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 35,926,158 and 35,519,989 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	359	355
Treasury stock - 185,000 shares at March 31, 2021 and December 31, 2020, respectively	(5,578)	(5,578)
Additional paid-in capital	707,877	695,904
Retained earnings	158,535	115,229
Accumulated other comprehensive loss	(2,266)	(131)
Total shareholders’ equity	858,927	805,779
Total liabilities and shareholders’ equity	$1,451,360	$1,390,677

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended
	March 31,
	2021	2020
Revenue, net (includes $5.3 million and $5.5 million with related parties for the three months ended March 31, 2021 and 2020, respectively)	$259,965	$230,879
Operating expenses:
Direct service costs, excluding depreciation and amortization	101,387	88,795
Reimbursed out-of-pocket expenses	80,151	77,006
Total direct costs	181,538	165,801
Selling, general and administrative	25,738	25,124
Depreciation	3,812	2,453
Amortization	1,278	1,997
Total operating expenses	212,366	195,375
Income from operations	47,599	35,504
Other income, net:
Miscellaneous income, net	924	617
Interest (expense) income, net	(14)	357
Total other income, net	910	974
Income before income taxes	48,509	36,478
Income tax provision	5,203	7,524
Net income	$43,306	$28,954
Net income per share attributable to common shareholders:
Basic	$1.21	$0.80
Diluted	$1.14	$0.76
Weighted average common shares outstanding:
Basic	35,753	36,024
Diluted	37,749	38,030

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended
	March 31,
	2021	2020
Net income	$43,306	$28,954
Other comprehensive income
Foreign currency translation adjustments, net of taxes	(2,135)	(988)
Comprehensive income	$41,171	$27,966

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2019	$360	$(6,030)	$666,585	$68,109	$(2,741)	$726,283
Net income				28,954		28,954
Foreign currency translation					(988)	(988)
Stock-based compensation expense			5,445			5,445
Stock options exercised	1		1,342			1,343
Repurchases of common stock	(6)			(43,232)		(43,238)
BALANCE — March 31, 2020	$355	$(6,030)	$673,372	$53,831	$(3,729)	$717,799

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2020	$355	$(5,578)	$695,904	$115,229	$(131)	$805,779
Net income				43,306		43,306
Foreign currency translation					(2,135)	(2,135)
Stock-based compensation expense			2,871			2,871
Stock options exercised	4		9,102			9,106
BALANCE — March 31, 2021	$359	$(5,578)	$707,877	$158,535	$(2,266)	$858,927

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,306	$28,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,812	2,453
Amortization	1,278	1,997
Stock-based compensation expense	2,871	5,445
Noncash lease expense	3,903	2,917
Deferred income tax provision	1,289	1,079
Amortization and adjustment of deferred credit	(167)	(181)
Other	124	(67)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	1,089	19,301
Prepaid expenses and other current assets	(6,073)	(2,694)
Accounts payable	(2,638)	(6,809)
Accrued expenses	(10,043)	(1,757)
Advanced billings	22,143	(2,695)
Lease liabilities	(3,155)	(2,236)
Other assets and liabilities, net	(420)	3,441
Net cash provided by operating activities	57,319	49,148
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(6,507)	(5,561)
Other	(3,144)	39
Net cash used in investing activities	(9,651)	(5,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	9,102	1,331
Repurchases of common stock	-	(41,776)
Net cash provided by (used in) financing activities	9,102	(40,445)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,659)	(1,102)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	55,111	2,079
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	277,766	131,920
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$332,877	$133,999

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2021

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements include the accounts of the Company, are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes could differ from management’s estimates and assumptions. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Share Repurchases

In the first quarter of 2018, the Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. In the first quarter of 2020, the Board of Directors approved an increase in the stock repurchase authorization by $50.0 million. In the fourth quarter of 2020, the Board approved the stock repurchase authorization up to $150.0 million. During the quarter ended March 31, 2020, the Company repurchased 661,637 shares for $43.2 million. As of March 31, 2021, we have remaining authorization of $102.6 million remaining under the repurchase program.

Repurchases under the share repurchase program are executed in the open market or negotiated transactions under trading plans put in place pursuant to Rule 10b5-1. The Company constructively retired the repurchased shares associated with these approved share repurchases, with all amounts paid in excess of par value reflected within Retained earnings in the Company’s condensed consolidated balance sheets. The repurchase program may be suspended or discontinued at any time without notice.

Supplemental Cash Flow Disclosure

During the three months ended March 31, 2020, the company engaged in a non-cash financing activity of $1.4 million related to share repurchases executed, but not yet paid as of March 31, 2020.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” intended to provide financial statement users with more decision-useful information about expected credit losses and other commitments to extend credit held by the reporting entity. The standard replaces the incurred loss impairment methodology with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this standard in the first quarter of 2020 and it had no material impact to the condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The new guidance includes several provisions to reduce the complexity of accounting for income taxes for financial reporting purposes and increasing consistency and clarity for financial statement readers. The new guidance is effective for public entities for fiscal years, and the related interim periods, beginning after December 15, 2020. The Company adopted this standard in the first quarter of 2021 and it has no material impact on the condensed consolidated financial statements.

(2) Net Income Per Share

Basic and diluted earnings or loss per share (“EPS”) are computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company’s Restricted Stock Awards (“RSA”) are considered participating securities because they are legally issued at the date of grant and holders are entitled to receive non-forfeitable dividends during the vesting term.

The computation of diluted EPS includes additional common shares, such as unvested Restricted Stock Units (“RSU”) and stock options with exercise prices less than the average market price of the Company’s common stock during the period (“in-the-money options”), which would be considered outstanding. This assumes that additional shares would have to be issued in cases where the exercise price of stock options is less than the value of the common stock being acquired because the cash proceeds received from the stock option holder would not be sufficient to acquire that same number of shares. The Company does not compute diluted EPS in cases where the inclusion of such additional shares would be anti-dilutive in effect.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except for earnings per share):

	Three Months Ended
	March 31,
	2021	2020
Weighted-average shares:
Common shares outstanding	35,753	36,024
RSAs	116	95
Total weighted-average shares	35,869	36,119
Earnings per common share—Basic
Net income	$43,306	$28,954
Less: Undistributed earnings allocated to RSAs	140	76
Net income available to common shareholders—Basic	$43,166	$28,878

Net income per common share—Basic	$1.21	$0.80

Basic weighted-average common shares outstanding	35,753	36,024
Effect of diluted shares	1,996	2,006
Diluted weighted-average shares outstanding	37,749	38,030

Net income per common share—Diluted	$1.14	$0.76

During the three months ended March 31, 2021 and 2020, the Company had 0 and 439,405 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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

The Company does not have any recurring fair value measurements as of March 31, 2021. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2021 or 2020.

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2021	2020
Accounts receivable	$131,918	$137,912
Unbilled receivables	28,425	23,396
Less: allowance for doubtful accounts	(346)	(346)
Total accounts receivable and unbilled, net	$159,997	$160,962

Contract Liabilities

Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2021	2020
Advanced billings	$277,807	$255,664

As of March 31, 2021, we had approximately $1.8 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2021	2020
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(131,501)	(130,223)
Total finite-lived intangible assets, net	13,550	14,828
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$45,196	$46,474

As of March 31, 2021, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2021	$3,836
2022	3,353
2023	2,199
2024	1,443
2025	946
Later years	1,773
$13,550

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2021	2020
Employee compensation and benefits	$29,004	$40,208
Project related reimbursable expenses	86,044	87,092
Other	8,560	7,067
Total accrued expenses	$123,608	$134,367

(7) Debt

On September 30, 2019, the Company obtained an unsecured credit facility in an aggregate principal amount up to $50.0 million (the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower, and Medpace IntermediateCo, Inc., as guarantor. Outstanding balances under the Credit Facility bear interest at a rate of LIBOR plus 100 basis points (1.00%). On March 30, 2020, the Company amended the credit facility to extend its expiration date to March 31, 2021 and add provisions for alternative interest rates when certain interbank market offered rates are not available. On March 29, 2021, the Company amended the credit facility expiration date to March 31, 2022.

As of March 31, 2021, there were no outstanding borrowings under the Credit Facility and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

(8) Leases

The Company enters into leases for real estate and equipment. Real estate leases are for our corporate office space and laboratories around the world. Real estate leases have remaining lease terms of less than 1 year to 19 years. Many of the Company’s leases include options to extend the leases on a month to month basis or for set periods for up to 20 years. Many leases also include options to terminate the leases within 1 year or per other contractual terms.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$5,730	$3,768
Variable lease cost	1,704	886

Supplemental cash flow information related to the leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,422	$2,600

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,672	10,076

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	March 31,	December 31,
	2021	2020
Operating lease right-of-use assets	$112,266	$113,809

Other current liabilities	$16,111	$15,890
Operating lease liabilities	114,144	115,143
Total operating lease liabilities	$130,255	$131,033

Weighted Average Remaining Lease Term (years)
Operating leases	12.7	12.9
Weighted Average Discount Rate
Operating leases	5.8%	5.9%

Lease payments due related to lease liabilities as of March 31, 2021 were as follows (in thousands):

	Related Party	Non-Related Parties	Total
	Operating Leases	Operating Leases	Operating Leases
Remainder of 2021	$7,892	$9,534	$17,426
2022	10,301	9,259	19,560
2023	8,771	7,957	16,728
2024	8,900	5,872	14,772
2025	9,032	4,350	13,382
Later years	103,006	9,195	112,201
Total lease payments	147,902	46,167	194,069
Less: imputed interest	(58,422)	(5,392)	(63,814)
Total	$89,480	$40,775	$130,255

(9) Shareholder’s Equity and Stock-Based Compensation

The Company granted no awards to employees under the 2016 Incentive Award Plan during the three months ended March 31, 2021. The Company granted 312,897 awards to employees under the 2016 Incentive Award Plan during the three months ended March 31, 2020, consisting of 20,724 RSA and 92,768 restricted stock units RSU vesting after four years, and 199,405 fully-vested stock option awards.

Award Activity

The following table sets forth the Company’s stock option activity:

	Three Months Ended March 31, 2021
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	2,500,727	$43.26
Granted	-	$-
Exercised	(406,169)	$22.42
Forfeited/Expired	(12,000)	$57.94
Outstanding - end of period	2,082,558	$47.24

Exercisable - end of period	1,564,110	$49.66

The following table sets forth the Company’s RSA/RSU activity:

Three Months Ended
March 31, 2021
Shares/Units
Outstanding and unvested - beginning of period	695,562
Granted	-
Vested	-
Forfeited	(13,935)
Outstanding and unvested - end of period	681,627

Cumulative vested shares - end of period	1,913,916

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended March 31,
	2021	2020
Total direct costs	$2,047	$2,006
Selling, general and administrative	824	3,439
Total stock-based compensation expense	$2,871	$5,445

(10) Income Taxes

The Company’s effective income tax rate was 10.7% and 20.6% for the three months ended March 31, 2021 and 2020, respectively. The Company’s effective income tax rate for the three months ended March 31, 2021 varied from the U.S. statutory rate of 21% primarily due to the impact of state taxes, which was favorably offset by tax benefits related to Foreign Derived Intangible Income (FDII) and excess tax benefits recognized from share-based compensation.

(11) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of March 31, 2021 and December 31, 2020.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of March 31, 2021.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $12.6 million as of March 31, 2021. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2027.

(12) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at March 31, 2021 and December 31, 2020, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreements

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. During the three months ended March 31, 2021 and 2020, the Company recognized total revenue from LIB of $0.5 million and $1.0 million, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, respectively, the Company had Advanced billings from LIB of $0.6 million and $0.7 million recorded in the condensed consolidated balance sheets. In addition, as of March 31, 2021 and December 31, 2020, respectively, the Company had Accounts receivable and unbilled, net from LIB of $0.1 million and $0.3 million recorded in the condensed consolidated balance sheets.

CinRX Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the three months ended March 31, 2021 and 2020, the Company recognized total revenue from CinRx of $4.8 million and $4.4 million, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, respectively, the Company had Advanced billings from CinRx of $5.5 million and $5.8 million recorded in the condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020 the Company had Accounts receivable and unbilled, net from CinRx of $2.0 million and $2.2 million, respectively, in the condensed consolidated balance sheets.

The Summit Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. During the three months ended March 31, 2021 and 2020, Medpace incurred expenses of $0.1 million and $0.2 million at The Summit, respectively.

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Operating lease cost recognized for the three months ended March 31, 2021 and 2020 was $0.5 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2021 and December 31, 2020 were $3.0 million and $3.5 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2021 were $1.9 million and $1.1 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2020 were $1.9 million and $1.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two

10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended March 31, 2021 was $1.4 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2021 and December 31, 2020 were $56.2 million and $56.6 million in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2021 were $0.8 million and $66.6 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2020 were $0.7 million and $66.8 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the three months ended March 31, 2021 and 2020 was $0.9 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2021 and December 31, 2020 were $19.1 million and $19.7 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2021 were $2.5 million and $16.6 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2020 were $2.4 million and $17.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by private aviation charter companies which in 2020 was a company owned by the chief executive officer and the executive vice president of operations of the Company and commencing in 2021 is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.1 million and $0.2 million during the three months ended March 31, 2021 and 2020, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations.

(13) Entity Wide Disclosures

Revenue by Category

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Therapeutic Area
Oncology	$79,138	$69,212
Other	68,938	50,569
Metabolic	32,495	36,075
AVAI	30,820	25,147
Central Nervous System	24,812	23,977
Cardiology	23,762	25,899
Total revenue	$259,965	$230,879

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and with the information under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” below and “Risk Factors” in “Item 1A Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, including statements regarding our results of operations; financial position and performance; the anticipated impact of the coronavirus COVID 19 pandemic on our business; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to operations, marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations, are forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We caution you therefore against relying on these forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and “Part II – Other Information, Item 1A Risk Factors” herein.

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease,  Cardiology, Antiviral and Anti-infective (“AVAI”), Central Nervous System (“CNS”), as well as therapeutic expertise in Medical Devices. Our global platform includes approximately 3,900 employees across 40 countries as of March 31, 2021, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

Amortization

Amortization relates to finite-lived intangible assets recognized as expense using the straight-line method or using an accelerated method over their estimated useful lives of 15 years.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $356.2 million and $246.9 million for the three months ended March 31, 2021 and 2020, respectively.

Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of March 31, 2021, our backlog increased by $337.6 million, or 26.1%, to $1,631.8 million compared to $1,294.2 million as of March 31, 2020. Included within backlog as of March 31, 2021 was approximately $850 million to $870 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.

The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $3.7 million for the three months ended March 31, 2021 and unfavorable foreign currency adjustments of $3.9 million for the three months ended March 31, 2020.

Backlog and net new business award metrics may not be reliable indicators of our future period revenue as they are subject to a variety of factors that may cause material fluctuations from period to period. These factors include, but are not limited to, changes in the scope of projects, cancellations, and duration and timing of services provided.

Coronavirus (COVID-19)

On March 11, 2020, the World Health Organization declared the coronavirus COVID-19 outbreak to be a pandemic. This pandemic increased travel restrictions and caused the shutdown of many businesses in countries in which we operate. While we continue to operate globally, the pandemic continues to impact our business and the level of activity at each of our locations varies depending on the local governmental requirements and guidelines which continue to evolve and change.

Our office staff are either effectively working remotely or in the office, and our labs are fully operational with modifications made to ensure the safety of our employees. The diversion of resources to treat COVID-19 patients continues to impact the operations at most of the investigative sites where patients in our clinical trials are recruited and treated.

Depending on the duration of the disruption, ongoing studies may be cancelled and some of our clients may lack the funding to complete trials which are extended due to slowed recruitment of patients. We work with many smaller clients with limited financial resources and market disruptions may make raising additional funds difficult for them. Travel restrictions and business closures continue to impact study participants and clinical sites which affects our ability to efficiently provide clinical trial services. We continue to work with our customers to develop solutions to limit disruption to clinical trials while following required regulatory guidelines and maintaining quality to ensure the health and well-being of study participants, including alternative assessment methods such as virtual monitoring visits.

While certain governments eased restrictions during the balance of 2020 and into 2021, the pandemic remains disruptive to our business operations. As we look ahead, we continue to expect impacts to our business to be temporary and primarily relate to limitations on our ability to physically access investigative sites, delays in patient enrollment and trial start-up activities.

The COVID-19 outbreak had a significant adverse effect on our results of operations and we believe that the outbreak may have a continued adverse impact on our results of operations in the future. As we cannot predict the duration or scope of the pandemic, the future financial impact on our results of operations and financial condition cannot be reasonably estimated.

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

	Three Months Ended March 31,
	2021	2020
U.S. Dollars per Euro:	1.21	1.10

Results of Operations

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

	Three Months Ended
	March 31,
(Amounts in thousands, except percentages)	2021	2020	Change	% Change
Revenue, net	$259,965	$230,879	$29,086	12.6%
Direct service costs, excluding depreciation and amortization	101,387	88,795	12,592	14.2%
Reimbursed out-of-pocket expenses	80,151	77,006	3,145	4.1%
Total direct costs	181,538	165,801	15,737	9.5%
Selling, general and administrative	25,738	25,124	614	2.4%
Depreciation	3,812	2,453	1,359	55.4%
Amortization	1,278	1,997	(719)	(36.0)%
Total operating expenses	212,366	195,375	16,991	8.7%
Income from operations	47,599	35,504	12,095
Miscellaneous income, net	924	617	307
Interest (expense) income, net	(14)	357	(371)
Income before income taxes	48,509	36,478	12,031
Income tax provision	5,203	7,524	(2,321)
Net income	$43,306	$28,954	$14,352

Total revenue

Total revenue increased by $29.1 million to $260.0 million for the three months ended March 31, 2021, from $230.9 million for the three months ended March 31, 2020. The increase was primarily driven by growth within the Oncology, AVAI and other uncategorized therapeutic areas.

Total direct costs

Total direct costs increased by $15.7 million, to $181.5 million for the three months ended March 31, 2021 from $165.8 million for the three months ended March 31, 2020. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $3.1 million for the three months ended March 31, 2021, compared to the same period in the prior year. The higher personnel costs portion increased by $8.7 million for the three months ended March 31, 2021, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $0.6 million, to $25.7 million for the three months ended March 31, 2021 from $25.1 million for the three months ended March 31, 2020. This increase was primarily driven by higher personnel costs. The higher personnel costs portion increased by $0.8 million for the three months ended March 31, 2021, compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.6 million, to $5.1 million for the three months ended March 31, 2021 from $4.5 million for the three months ended March 31, 2020. The increase in depreciation and amortization was primarily related to increased depreciation related to Property and equipment, net.

Miscellaneous income, net

Miscellaneous income, net increased by $0.3 million to $0.9 million of income for the three months ended March 31, 2021 from $0.6 million of income for the three months ended March 31, 2020. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest (expense) income, net

Interest (expense) income, net decreased by $0.3 million to $0.0 million of expense for the three months ended March 31, 2021 from $0.4 million of income for the three months ended March 31, 2020.

Income tax provision

Income tax provision decreased by $2.3 million, to $5.2 million for the three months ended March 31, 2021 from $7.5 million for the three months ended March 31, 2020. The overall effective tax rate for the three months ended March 31, 2021 was 10.7%, compared to an overall effective tax rate of 20.6% for the three months ended March 31, 2020. The decrease in the income tax provision and overall effective tax rate was primarily attributable to an increase in tax benefits related to Foreign Derived Intangible Income (FDII) and an increase in excess tax benefits recognized from share-based compensation compared to the same period in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our unsecured credit facility consisting of up to a $50.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”). As of March 31, 2021, we had cash and cash equivalents of $332.9 million. Approximately $26.6 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of March 31, 2021. On March 29, 2021, we extended the expiration date of the Credit Facility to March 31, 2022.

As of March 31, 2021, we had $49.8 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowing under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Three Months Ended
	March 31,
Cash Flows (Amounts in thousands)	2021	2020
Net cash provided by operating activities	$57,319	$49,148
Net cash used in investing activities	(9,651)	(5,522)
Net cash provided by (used in) financing activities	9,102	(40,445)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,659)	(1,102)
Increase in cash, cash equivalents and restricted cash	$55,111	$2,079

Cash Flow from Operating Activities

Cash flows from operations are driven mainly by net income, stock based compensation expense, amortization of intangibles and net movement in advanced billings, accrued expenses, prepaid expenses and other current assets, and accounts receivable and unbilled, net. Accounts receivable and unbilled, net and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.

Net cash flows provided by operating activities was $57.3 million for the three months ended March 31, 2021 beginning with net income of $43.3 million. Adjustments to reconcile net income to net cash provided by operating activities were $13.1 million, primarily related to noncash lease expense of $3.9 million, depreciation of $3.8 million, stock based compensation expense of $2.9 million and amortization of intangibles of $1.3 million. Changes in operating assets and liabilities provided $0.9 million in operating cash flows and was primarily driven by increased advanced billings of $22.1 million, offset by decreased accrued expenses $10.0 million, increased prepaid expenses and other current assets of $6.1 and decreased lease liabilities of $3.2 million.

Net cash flows provided by operating activities was $49.1 million for the three months ended March 31, 2020 beginning with net income of $29.0 million. Adjustments to reconcile net income to net cash provided by operating activities were $13.6 million, primarily related to stock based compensation expense of $5.4 million, noncash lease expense of $2.9 million, depreciation of $2.5 million and amortization of intangibles of $2.0 million. Changes in operating assets and liabilities provided $6.5 million in operating cash flows and was primarily driven by decreased accounts receivable and unbilled, net of $19.3 million and a change in other assets and liabilities, net of $3.4 million, offset by decreased accounts payable of $6.8 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $9.7 million for the three months ended March 31, 2021 primarily consisting of $6.5 million in property and equipment expenditures.

Net cash used in investing activities was $5.5 million for the three months ended March 31, 2020 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash provided by financing activities was $9.1 million for the three months ended March 31, 2021 primarily related to proceeds from stock option exercises.

Net cash used in financing activities was $40.4 million for the three months ended March 31, 2020 primarily related to $41.8 million in repurchases of common stock.

Share Repurchases

In the first quarter of 2018, the Board of Directors approved a share repurchase program authorizing up to $50.0 million in share repurchases. In the first quarter of 2020, the Board of Directors approved an increase in the stock repurchase authorization by $50.0 million. In the fourth quarter of 2020, the Board approved the stock repurchase authorization up to $150.0 million. During the quarter ended March 31, 2020, the Company repurchased 661,637 shares for $43.2 million. As of March 31, 2021, we have remaining authorization of $102.6 million remaining under the repurchase program.

Repurchases under the share repurchase program are executed in the open market or negotiated transactions under trading plans put in place pursuant to Rule 10b5-1. The Company constructively retired the repurchased shares associated with these approved share repurchases, with all amounts paid in excess of par value reflected within Retained earnings in the Company’s condensed consolidated balance sheets. The repurchase program may be suspended or discontinued at any time without notice.

Indebtedness

As of March 31, 2021, we had no indebtedness and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

There have been no significant changes in the critical accounting policies and estimates as previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Effect of Recent Accounting Pronouncements

Refer to Note 1 of the Condensed Consolidated Financial Statements for management’s discussion of the effect of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no significant changes from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
January 4, 2021	2014 Equity Incentive Plan	401	$14.41	$5,800
January 4, 2021	2014 Equity Incentive Plan	426	18.23	7,800
January 6, 2021	2014 Equity Incentive Plan	98,043	14.41	1,412,800
January 6, 2021	2014 Equity Incentive Plan	65,305	16.20	1,057,900
January 6, 2021	2014 Equity Incentive Plan	10,887	16.88	183,800
January 6, 2021	2014 Equity Incentive Plan	11,112	18.23	202,600
January 7, 2021	2014 Equity Incentive Plan	3,703	14.41	53,400
January 12, 2021	2014 Equity Incentive Plan	2,000	14.41	28,800
January 13, 2021	2014 Equity Incentive Plan	900	14.41	13,000
January 15, 2021	2014 Equity Incentive Plan	531	16.20	8,600
January 25, 2021	2014 Equity Incentive Plan	1,000	14.41	14,400
February 1, 2021	2014 Equity Incentive Plan	500	14.41	7,200
February 1, 2021	2014 Equity Incentive Plan	3,703	16.20	60,000
February 1, 2021	2014 Equity Incentive Plan	426	18.23	7,800
February 16, 2021	2014 Equity Incentive Plan	93	16.20	1,500
February 18, 2021	2014 Equity Incentive Plan	850	16.20	13,800
February 19, 2021	2014 Equity Incentive Plan	1,111	16.20	18,000
February 22, 2021	2014 Equity Incentive Plan	1,111	14.41	16,000
February 25, 2021	2014 Equity Incentive Plan	3,000	14.41	43,200
March 1, 2021	2014 Equity Incentive Plan	246	16.20	4,000
March 5, 2021	2014 Equity Incentive Plan	201	16.20	3,300
March 8, 2021	2014 Equity Incentive Plan	2,588	14.41	37,300
March 8, 2021	2014 Equity Incentive Plan	2,700	16.20	43,700
March 9, 2021	2014 Equity Incentive Plan	740	14.41	10,700
March 15, 2021	2014 Equity Incentive Plan	1,851	14.41	26,700
March 15, 2021	2014 Equity Incentive Plan	2,251	16.20	36,500
March 16, 2021	2014 Equity Incentive Plan	617	14.41	8,900
March 17, 2021	2014 Equity Incentive Plan	1,481	14.41	21,300
March 18, 2021	2014 Equity Incentive Plan	557	16.20	9,000
March 24, 2021	2014 Equity Incentive Plan	1,481	14.41	21,300
March 24, 2021	2014 Equity Incentive Plan	240	16.20	3,900
March 25, 2021	2014 Equity Incentive Plan	3,703	14.41	53,400
Total		223,758		$3,436,400

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	Amendment No. 2 dated March 29, 2021 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	3/30/2021

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

/s/ Jesse J. Geiger
Jesse J. Geiger
Chief Financial Officer, and Chief Operating Officer, Laboratory Operations (Authorized Officer and Principal Financial Officer)

Date: April 27, 2021