Form 10-Q
period 2021-06-30
Medpace Holdings, Inc.
filed 2021-07-27
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,819,312 shares outstanding as of July 23, 2021

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$339,009	$277,766
Accounts receivable and unbilled, net (includes $6.1 million and $2.6 million with related parties at June 30, 2021 and December 31, 2020, respectively)	161,489	160,962
Prepaid expenses and other current assets	49,602	34,923
Total current assets	550,100	473,651
Property and equipment, net	86,195	85,017
Operating lease right-of-use assets	110,730	113,809
Goodwill	662,396	662,396
Intangible assets, net	43,917	46,474
Deferred income taxes	540	536
Other assets	15,830	8,794
Total assets	$1,469,708	$1,390,677
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.7 million and $0.2 million with related parties at June 30, 2021 and December 31, 2020, respectively)	$23,326	$26,552
Accrued expenses	145,847	134,367
Advanced billings (includes $5.9 million and $6.5 million with related parties at June 30, 2021 and December 31, 2020, respectively)	282,217	255,664
Other current liabilities	21,217	23,527
Total current liabilities	472,607	440,110
Operating lease liabilities	112,850	115,143
Deferred income tax liability	16,242	13,551
Other long-term liabilities	16,127	16,094
Total liabilities	617,826	584,898
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 35,819,012 and 35,519,989 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	358	355
Treasury stock - 185,000 shares at June 30, 2021 and December 31, 2020, respectively	(5,578)	(5,578)
Additional paid-in capital	716,547	695,904
Retained earnings	142,315	115,229
Accumulated other comprehensive loss	(1,760)	(131)
Total shareholders’ equity	851,882	805,779
Total liabilities and shareholders’ equity	$1,469,708	$1,390,677

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue, net (includes $9.9 million and $2.7 million with related parties for the three months ended June 30, 2021 and 2020, respectively, and $15.2 million and $8.2 million with related parties for the six months ended June 30, 2021 and 2020, respectively)	$278,293	$204,995	$538,258	$435,874
Operating expenses:
Direct service costs, excluding depreciation and amortization	108,233	86,625	209,620	175,420
Reimbursed out-of-pocket expenses	95,409	61,733	175,560	138,739
Total direct costs	203,642	148,358	385,180	314,159
Selling, general and administrative	26,973	21,855	52,711	46,979
Depreciation	3,951	2,674	7,763	5,127
Amortization	1,279	1,980	2,557	3,977
Total operating expenses	235,845	174,867	448,211	370,242
Income from operations	42,448	30,128	90,047	65,632
Other income, net:
Miscellaneous income, net	265	239	1,189	856
Interest (expense) income, net	(27)	(5)	(41)	352
Total other income, net	238	234	1,148	1,208
Income before income taxes	42,686	30,362	91,195	66,840
Income tax provision	2,752	6,258	7,955	13,782
Net income	$39,934	$24,104	$83,240	$53,058
Net income per share attributable to common shareholders:
Basic	$1.11	$0.68	$2.32	$1.48
Diluted	$1.06	$0.64	$2.20	$1.40
Weighted average common shares outstanding:
Basic	35,894	35,386	35,825	35,705
Diluted	37,714	37,328	37,737	37,680

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$39,934	$24,104	$83,240	$53,058
Other comprehensive income
Foreign currency translation adjustments, net of taxes	506	506	(1,629)	(482)
Comprehensive income	$40,440	$24,610	$81,611	$52,576

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2019	$360	$(6,030)	$666,585	$68,109	$(2,741)	$726,283
Net income				28,954		28,954
Foreign currency translation					(988)	(988)
Stock-based compensation expense			5,445			5,445
Stock options exercised	1		1,342			1,343
Repurchases of common stock	(6)			(43,232)		(43,238)
BALANCE — March 31, 2020	$355	$(6,030)	$673,372	$53,831	$(3,729)	$717,799
Net income				24,104		24,104
Foreign currency translation					506	506
Stock-based compensation expense			2,616			2,616
Stock options exercised			633			633
Repurchases of common stock	(1)			(7,588)		(7,589)
BALANCE — June 30, 2020	$354	$(6,030)	$676,621	$70,347	$(3,223)	$738,069

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2020	$355	$(5,578)	$695,904	$115,229	$(131)	$805,779
Net income				43,306		43,306
Foreign currency translation					(2,135)	(2,135)
Stock-based compensation expense			2,871			2,871
Stock options exercised	4		9,102			9,106
BALANCE — March 31, 2021	$359	$(5,578)	$707,877	$158,535	$(2,266)	$858,927
Net income				39,934		39,934
Foreign currency translation					506	506
Stock-based compensation expense			3,570			3,570
Stock options exercised	2		5,100			5,102
Repurchases of common stock	(3)			(56,154)		(56,157)
BALANCE — June 30, 2021	$358	$(5,578)	$716,547	$142,315	$(1,760)	$851,882

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,240	$53,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,763	5,127
Amortization	2,557	3,977
Stock-based compensation expense	6,441	8,061
Noncash lease expense	7,899	6,288
Deferred income tax provision	2,667	2,416
Amortization and adjustment of deferred credit	(334)	(356)
Other	131	(265)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(353)	28,524
Prepaid expenses and other current assets	(14,889)	(860)
Accounts payable	(270)	(7,173)
Accrued expenses	11,937	(5,933)
Advanced billings	26,553	3,094
Lease liabilities	(7,956)	(4,933)
Other assets and liabilities, net	(5,306)	2,390
Net cash provided by operating activities	120,080	93,415
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(12,515)	(14,885)
Other	(3,133)	48
Net cash used in investing activities	(15,648)	(14,837)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	14,200	1,976
Repurchases of common stock	(55,877)	(50,827)
Net cash used in financing activities	(41,677)	(48,851)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,512)	(744)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	61,243	28,983
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	277,766	131,920
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$339,009	$160,903
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Acquisition of property and equipment—non-cash	$5,824	$11,697

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

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

Share Repurchases

In the first quarter of 2020, the Board of Directors approved an increase in the stock repurchase authorization by $50.0 million. In the fourth quarter of 2020, the Board approved the stock repurchase authorization up to $150.0 million. In the second quarter of 2021, the Board approved an increase of $150.0 million to the stock repurchase program bringing the total repurchase authorization up to $300.0 million. During the three and six months ended June 30, 2021, the Company repurchased 343,159 shares for $56.1 million, respectively. During the three and six months ended June 30, 2020, the Company repurchased 110,488 and 772,125 shares for $7.6 million and $50.8 million, respectively. As of June 30, 2021, we have remaining authorization of $196.4 million under the repurchase program.

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

Supplemental Cash Flow Disclosure

During the six months ended June 30, 2021, the Company engaged in a non-cash financing activity of $0.3 million related to share repurchases executed, but not yet paid as of period end.

Recently Adopted Accounting Standards

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except for earnings per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted-average shares:
Common shares outstanding	35,894	35,386	35,825	35,705
RSAs	114	95	115	95
Total weighted-average shares	36,008	35,481	35,940	35,800
Earnings per common share—Basic
Net income	$39,934	$24,104	$83,240	$53,058
Less: Undistributed earnings allocated to RSAs	127	65	267	141
Net income available to common shareholders—Basic	$39,807	$24,039	$82,973	$52,917

Net income per common share—Basic	$1.11	$0.68	$2.32	$1.48

Basic weighted-average common shares outstanding	35,894	35,386	35,825	35,705
Effect of diluted shares	1,820	1,942	1,912	1,975
Diluted weighted-average shares outstanding	37,714	37,328	37,737	37,680

Net income per common share—Diluted	$1.06	$0.64	$2.20	$1.40

During the three and six months ended June 30, 2021, the Company had 0 and 273,588 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the three and six months ended June 30, 2020, the Company had 439,405 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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

The Company does not have any recurring fair value measurements as of June 30, 2021. There were no transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2021 or 2020.

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2021	2020
Accounts receivable	$127,696	$137,912
Unbilled receivables	34,139	23,396
Less: allowance for doubtful accounts	(346)	(346)
Total accounts receivable and unbilled, net	$161,489	$160,962

Contract Liabilities

Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2021	2020
Advanced billings	$282,217	$255,664

As of June 30, 2021, we had approximately $1.9 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2021	2020
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(132,780)	(130,223)
Total finite-lived intangible assets, net	12,271	14,828
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$43,917	$46,474

As of June 30, 2021, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2021	$2,557
2022	3,353
2023	2,199
2024	1,443
2025	946
Later years	1,773
$12,271

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2021	2020
Employee compensation and benefits	$38,843	$40,208
Project related reimbursable expenses	97,790	87,092
Other	9,214	7,067
Total accrued expenses	$145,847	$134,367

(7) Debt

On September 30, 2019, the Company obtained an unsecured credit facility in an aggregate principal amount up to $50.0 million (the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower, and Medpace IntermediateCo, Inc., as guarantor. Outstanding balances under the Credit Facility bear interest at a rate of LIBOR plus 100 basis points (1.00%). On March 30, 2020, the Company amended the credit facility to extend its expiration date to March 31, 2021 and add provisions for alternative interest rates when certain interbank market offered rates are not available. On March 29, 2021 the Company amended the credit facility expiration date to March 31, 2022.

As of June 30, 2021, there were no outstanding borrowings under the Credit Facility and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$5,817	$4,871	$11,547	$8,639
Variable lease cost	1,112	1,184	2,816	2,070

Supplemental cash flow information related to the leases was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,185	$6,111

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,851	68,171

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	June 30,	December 31,
	2021	2020
Operating lease right-of-use assets	$110,730	$113,809

Other current liabilities	$15,179	$15,890
Operating lease liabilities	112,850	115,143
Total operating lease liabilities	$128,029	$131,033

Weighted Average Remaining Lease Term (years)
Operating leases	12.6	12.9
Weighted Average Discount Rate
Operating leases	5.8%	5.9%

Lease payments due related to lease liabilities as of June 30, 2021 were as follows (in thousands):

	Related Party	Non-Related Parties	Total
	Operating Leases	Operating Leases	Operating Leases
Remainder of 2021	$5,274	$5,847	$11,121
2022	10,301	9,723	20,024
2023	8,771	8,323	17,094
2024	8,900	6,293	15,193
2025	9,032	4,775	13,807
Later years	103,006	10,081	113,087
Total lease payments	145,284	45,042	190,326
Less: imputed interest	(57,047)	(5,250)	(62,297)
Total	$88,237	$39,792	$128,029

As of June 30, 2021, we have several additional leases with contractual obligations, which have not yet commenced, with future payment of $7.0 million.

(9) Shareholder’s Equity and Stock-Based Compensation

The Company granted 337,381 awards to employees under the 2016 Incentive Award Plan during the six months ended June 30, 2021, consisting of 74,725 RSU and 205,086 stock option awards vesting after four and a half years, and 57,570 stock option awards vesting after two years. The Company granted an additional 10,932 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan, during the six months ended June 30, 2021. The Company granted 319,397 awards to employees under the 2016 Incentive Award Plan during the six months ended June 30, 2020, consisting of 20,724 RSA and 96,768 RSU vesting after four years, 2,500 RSU vesting after three years, and 199,405 fully-vested stock option awards. The Company granted an additional 23,148 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan, during the six months ended June 30, 2020.

Award Activity

The following table sets forth the Company’s stock option activity:

	Six Months Ended June 30, 2021
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	2,500,727	$43.26
Granted	273,588	$166.65
Exercised	(642,182)	$22.12
Cancelled/Forfeited	(21,332)	$42.34
Expired	(11,545)	$14.41
Outstanding - end of period	2,099,256	$65.97

Exercisable - end of period	1,356,368	$55.28

The following table sets forth the Company’s RSA/RSU activity:

Six Months Ended
June 30, 2021
Shares/Units
Outstanding and unvested - beginning of period	695,562
Granted	74,725
Vested	-
Forfeited	(37,535)
Outstanding and unvested - end of period	732,752

Cumulative vested shares - end of period	1,913,916

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total direct costs	$2,187	$1,774	$4,234	$3,780
Selling, general and administrative	1,383	842	2,207	4,281
Total stock-based compensation expense	$3,570	$2,616	$6,441	$8,061

(10) Income Taxes

The Company’s effective income tax rate was 6.4% and 20.6% for the three months ended June 30, 2021 and 2020, respectively. The Company’s effective income tax rate was 8.7% and 20.6% for the six months ended June 30, 2021 and 2020, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2021 varied from the U.S. statutory rate of 21% primarily due to the impact of state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Intangible Income (FDII).

(11) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of June 30, 2021 and December 31, 2020.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of June 30, 2021.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $12.3 million as of June 30, 2021. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2027.

(12) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment.  Total receivables as a result of these employee advances of $0.2 million existed at June 30, 2021 and December 31, 2020, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreement

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $2.8 million and $0.4 million during the three months ended June 30, 2021 and 2020, respectively, and $3.3 million and $1.4 million during the six months ended June 30, 2021 and 2020, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, respectively, the Company had Advanced billings from LIB of $0.7 million in the condensed consolidated balance sheets. In addition, as of June 30, 2021 and December 31, 2020, respectively, the Company had Accounts receivable and unbilled, net from LIB of $2.3 million and $0.3 million in the condensed consolidated balance sheets.

CinRX Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $7.1 million and $2.4 million during the three months ended June 30, 2021 and 2020, respectively, and $11.9 million and $6.8 million during the six months ended June 30, 2021 and 2020, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, respectively, the Company had Advanced billings from CinRx of $5.1 million and $5.8 million in the condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020 the Company had Accounts receivable and unbilled, net from CinRx of $3.8 million and $2.2 million, respectively, in the condensed consolidated balance sheets.

The Summit Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. Medpace incurred expenses of less than $0.1 million during the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.2 million during the six months ended June 30, 2021 and 2020 at The Summit, respectively.

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Operating lease cost recognized for the three months ended June 30, 2021 and 2020 was $0.5 million, respectively, and $1.0 million for the six months ended June 30, 2021 and 2020, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2021 and December 31, 2020 were $2.6 million and $3.5 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2021 were $1.9 million and $0.7 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2020 were $1.9 million and $1.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2021 and 2020 was $1.4 million and $0.9 million, respectively, and $2.8 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2021 and December 31, 2020 were $55.8 million and $56.6 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2021 were $0.8 million and $66.4 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2020 were $0.7 million and $66.8 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the three months ended June 30, 2021 and 2020 was $0.9 million, respectively, and $1.8 million for the six months ended June 30, 2021 and 2020, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2021 and December 31, 2020 were $18.5 million and $19.7 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2021 were $2.5 million and $15.9 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2020 were $2.4 million and $17.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by private aviation charter companies which in 2020 was a company owned by the chief executive officer and the executive vice president of operations of the Company and commencing in 2021 is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.4 million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.4 million during the six months ended June 30, 2021 and 2020, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the Company had Accounts payable to the Aircraft Management Company of $0.5 million and less than $0.1 million, respectively, in the condensed consolidated balance sheets.

(13) Entity Wide Disclosures

Revenue by Category

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Therapeutic Area
Oncology	$93,248	$65,629	$172,386	$134,841
Other	64,120	45,196	133,058	95,765
Metabolic	38,143	30,210	70,638	66,285
AVAI	26,191	22,987	57,011	48,134
Central Nervous System	28,551	19,218	53,363	43,195
Cardiology	28,040	21,755	51,802	47,654
Total revenue	$278,293	$204,995	$538,258	$435,874

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Antiviral and Anti-infective, or AVAI, and Central Nervous System, or CNS. Our global platform includes approximately 4,100 employees across 40 countries as of June 30, 2021, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $387.6 million and $743.7 million for the three and six months ended June 30, 2021, respectively. Net new business awards were $254.1 million and $501.0 million for the three and six months ended June 30, 2020, respectively.

Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of June 30, 2021, our backlog increased by $399.8 million, or 29.8%, to $1,742.6 million compared to $1,342.8 million as of June 30, 2020. Included within backlog as of June 30, 2021 was approximately $915 million to $935 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.

The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $3.3 million for the three months ended June 30, 2021; unfavorable foreign currency adjustments of $0.4 million for six months ended June 30, 2021; unfavorable foreign currency adjustments of $0.2 million for the three months ended June 30, 2020; and unfavorable foreign currency adjustments of $4.1 million for the six months ended June 30, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S. Dollars per Euro:	1.20	1.10	1.21	1.10

Results of Operations

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

	Three Months Ended
	June 30,
(Amounts in thousands, except percentages)	2021	2020	Change	% Change
Revenue, net	$278,293	$204,995	$73,298	35.8%
Direct service costs, excluding depreciation and amortization	108,233	86,625	21,608	24.9%
Reimbursed out-of-pocket expenses	95,409	61,733	33,676	54.6%
Total direct costs	203,642	148,358	55,284	37.3%
Selling, general and administrative	26,973	21,855	5,118	23.4%
Depreciation	3,951	2,674	1,277	47.8%
Amortization	1,279	1,980	(701)	(35.4)%
Total operating expenses	235,845	174,867	60,978	34.9%
Income from operations	42,448	30,128	12,320
Miscellaneous income, net	265	239	26
Interest expense, net	(27)	(5)	(22)
Income before income taxes	42,686	30,362	12,324
Income tax provision	2,752	6,258	(3,506)
Net income	$39,934	$24,104	$15,830

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

	Six Months Ended
	June 30,
(Amounts in thousands, except percentages)	2021	2020	Change	% Change
Revenue, net	$538,258	$435,874	$102,384	23.5%
Direct service costs, excluding depreciation and amortization	209,620	175,420	34,200	19.5%
Reimbursed out-of-pocket expenses	175,560	138,739	36,821	26.5%
Total direct costs	385,180	314,159	71,021	22.6%
Selling, general and administrative	52,711	46,979	5,732	12.2%
Depreciation	7,763	5,127	2,636	51.4%
Amortization	2,557	3,977	(1,420)	(35.7)%
Total operating expenses	448,211	370,242	77,969	21.1%
Income from operations	90,047	65,632	24,415
Miscellaneous income, net	1,189	856	333
Interest (expense) income, net	(41)	352	(393)
Income before income taxes	91,195	66,840	24,355
Income tax provision	7,955	13,782	(5,827)
Net income	$83,240	$53,058	$30,182

Total revenue

Total revenue increased by $73.3 million to $278.3 million for the three months ended June 30, 2021, from $205.0 million for the three months ended June 30, 2020. Total revenue increased by $102.4 million to $538.3 million for the six months ended June 30, 2021, from $435.9 million for the six months ended June 30, 2020. The increase for the three months ended June 30, 2021 was primarily driven by growth within the Oncology, Central Nervous System, Metabolic and other uncategorized therapeutic areas, compared to the same period in the prior year.  The increase for the six months ended June 30, 2021 was primarily driven by growth within the Oncology, Central Nervous System, AVAI and other uncategorized therapeutic areas, compared to the same period in the prior year.

Total direct costs

Total direct costs increased by $55.3 million, to $203.6 million for the three months ended June 30, 2021 from $148.4 million for the three months ended June 30, 2020. Total direct costs increased by $71.0 million, to $385.2 million for the six months ended June 30, 2021 from $314.2 million for the six months ended June 30, 2020. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $33.7 million and $36.8 million for the three and six month periods ended June 30, 2021, compared to the same periods in the prior year. The higher personnel costs portion, including severance, increased by $16.7 million and $25.4 million for the three and six months ended June 30, 2021, compared to the same periods in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $5.1 million, to $27.0 million for the three months ended June 30, 2021 from $21.9 million for the three months ended June 30, 2020. Selling, general and administrative expenses increased by $5.7 million, to $52.7 million for the six months ended June 30, 2021 from $47.0 million for the six months ended June 30, 2020. The increase was primarily attributed to higher personnel costs to support the growth in service activities. Personnel costs, including severance, increased by $3.6 million and $4.4 million for the three and six months ended June 30, 2021, compared to the same periods in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.6 million, to $5.2 million for the three months ended June 30, 2021 from $4.7 million for the three months ended June 30, 2020. Depreciation and amortization expense increased by $1.2 million, to $10.3 million for the six months ended June 30, 2021 from $9.1 million for the six months ended June 30, 2020. The increase in depreciation and amortization was primarily related to increased depreciation related to Property and equipment, net.

Miscellaneous income, net

Miscellaneous income, net increased by less than $0.1 million to $0.3 million for the three months ended June 30, 2021 from $0.2 million for the three months ended June 30, 2020. Miscellaneous income, net increased by $0.3 million to $1.2 million for the six months ended June 30, 2021 from $0.9 million for the six months ended June 30, 2020. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest (expense) income, net

Interest (expense) income, net increased by less than $0.1 million of expense to $0.0 million of expense for the three months ended June 30, 2021 from $0.0 million of expense for the three months ended June 30, 2020. Interest (expense) income, net increased by $0.4 million of expense to $0.0 million of expense for the six months ended June 30, 2021 from $0.4 million of income for the six months ended June 30, 2020.

Income tax provision

Income tax provision decreased by $3.5 million, to $2.8 million for the three months ended June 30, 2021 from $6.3 million for the three months ended June 30, 2020. Income tax provision decreased by $5.8 million, to $8.0 million for the six months ended June 30, 2021 from $13.8 million for the six months ended June 30, 2020. The overall effective tax rate for the three months ended June 30, 2021 was 6.4%, compared to an overall effective tax rate of 20.6% for the three months ended June 30, 2020. The overall effective tax rate for the six months ended June 30, 2021 was 8.7%, compared to an overall effective tax rate of 20.6% for the six months ended June 30, 2020. The decrease in the income tax provision and overall effective tax rate was primarily attributable to an increase in excess tax benefits recognized from share-based compensation and an increase in tax benefits related to Foreign Derived Intangible Income (FDII) compared to the same periods in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our unsecured credit facility consisting of up to a $50.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”). As of June 30, 2021, we had cash and cash equivalents of $339.0 million. Approximately $28.1 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of June 30, 2021. On March 29, 2021, we extended the expiration date of the Credit Facility to March 31, 2022.

As of June 30, 2021, we had $49.8 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowing under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Six Months Ended
	June 30,
Cash Flows (Amounts in thousands)	2021	2020
Net cash provided by operating activities	$120,080	$93,415
Net cash used in investing activities	(15,648)	(14,837)
Net cash used in financing activities	(41,677)	(48,851)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,512)	(744)
Increase in cash, cash equivalents and restricted cash	$61,243	$28,983

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

Net cash flows provided by operating activities was $120.1 million for the six months ended June 30, 2021 beginning with net income of $83.2 million. Adjustments to reconcile net income to net cash provided by operating activities were $27.2 million, primarily related to noncash lease expense of $7.9 million, depreciation of $7.8 million, stock based compensation expense of $6.4 million and amortization of intangibles of $2.6 million. Changes in operating assets and liabilities provided $9.7 million in operating cash flows and was primarily driven by increased advanced billings of $26.6 million and accrued expenses of $11.9 million, offset by increased prepaid expenses and other current assets of $14.9 million and decreased lease liabilities of $8.0 million.

Net cash flows provided by operating activities was $93.4 million for the six months ended June 30, 2020 beginning with net income of $53.1 million. Adjustments to reconcile net income to net cash provided by operating activities were $25.2 million, primarily related to stock based compensation expense of $8.1 million, noncash lease expense of $6.3 million, depreciation of $5.1 million and amortization of intangibles of $4.0 million. Changes in operating assets and liabilities provided $15.1 million in operating cash flows and was primarily driven by decreased accounts receivable and unbilled, net of $28.5 million, offset by decreased accounts payable of $7.2 million and decreased accrued expenses of $5.9 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $15.6 million for the six months ended June 30, 2021 primarily consisting of $12.5 million in property and equipment expenditures.

Net cash used in investing activities was $14.8 million for the six months ended June 30, 2020 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $41.7 million for the six months ended June 30, 2021 primarily related to $55.9 million in repurchases of common stock, partially offset by $14.2 million in proceeds from stock option exercises.

Net cash used in financing activities was $48.9 million for the six months ended June 30, 2020 primarily related to $50.8 million in repurchases on common stock.

Share Repurchases

In the first quarter of 2020, the Board of Directors approved an increase in the stock repurchase authorization by $50.0 million. In the fourth quarter of 2020, the Board approved the stock repurchase authorization up to $150.0 million. In the second quarter of 2021, the Board approved an increase of $150.0 million to the stock repurchase program bringing the total repurchase authorization up to $300.0 million. During the three and six months ended June 30, 2021, the Company repurchased 343,159 shares for $56.1 million, respectively. During the three and six months ended June 30, 2020, the Company repurchased 110,488 and 772,125 shares for $7.6 million and $50.8 million, respectively. As of June 30, 2021, we have remaining authorization of $196.4 million under the repurchase program.

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

Indebtedness

As of June 30, 2021, we had no indebtedness and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

This table provides certain information with respect to our monthly repurchases of the Company’s common stock during the second quarter of fiscal year 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
May 1, 2021, through May 31, 2021	304,059	$162.78	1,487,154	$203,070,472
June 1, 2021, through June 30, 2021	39,100	$170.10	1,526,254	$196,419,412
Total	343,159	$163.61	1,526,254

All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

We returned $56.1 million to shareholders in the form of share repurchases in the second quarter of fiscal year 2021. Refer to Note 1 – Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
April 12, 2021	2014 Equity Incentive Plan	3,703	$16.20	$60,000
April 16, 2021	2014 Equity Incentive Plan	15,000	18.23	273,500
April 19, 2021	2014 Equity Incentive Plan	411	14.41	5,900
April 27, 2021	2014 Equity Incentive Plan	19,587	14.41	282,200
April 27, 2021	2014 Equity Incentive Plan	9,021	16.20	146,100
April 28, 2021	2014 Equity Incentive Plan	3,703	16.20	60,000
April 29, 2021	2014 Equity Incentive Plan	1,405	16.20	22,800
April 30, 2021	2014 Equity Incentive Plan	5,705	14.41	82,200
May 3, 2021	2014 Equity Incentive Plan	1,109	16.20	18,000
May 3, 2021	2014 Equity Incentive Plan	777	18.23	14,200
May 4, 2021	2014 Equity Incentive Plan	3,703	14.41	53,400
May 6, 2021	2014 Equity Incentive Plan	492	14.41	7,100
May 10, 2021	2014 Equity Incentive Plan	14,655	14.41	211,200
May 10, 2021	2014 Equity Incentive Plan	1,000	16.20	16,200
May 11, 2021	2014 Equity Incentive Plan	1,500	14.41	21,600
May 17, 2021	2014 Equity Incentive Plan	3,703	14.41	53,400
May 19, 2021	2014 Equity Incentive Plan	5,555	14.41	80,000
May 20, 2021	2014 Equity Incentive Plan	2,962	14.41	42,700
May 21, 2021	2014 Equity Incentive Plan	3,000	14.41	43,200
May 24, 2021	2014 Equity Incentive Plan	888	14.41	12,800
May 25, 2021	2014 Equity Incentive Plan	1,037	14.41	14,900
May 26, 2021	2014 Equity Incentive Plan	6,044	14.41	87,100
May 28, 2021	2014 Equity Incentive Plan	203	14.41	2,900
May 28, 2021	2014 Equity Incentive Plan	1,111	16.20	18,000
June 1, 2021	2014 Equity Incentive Plan	1,679	14.41	24,200
June 7, 2021	2014 Equity Incentive Plan	100	16.20	1,600
June 9, 2021	2014 Equity Incentive Plan	8,261	14.41	119,000
June 10, 2021	2014 Equity Incentive Plan	625	14.41	9,000
June 30, 2021	2014 Equity Incentive Plan	590	14.41	8,500
Total		117,529		$1,791,700

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

Date: July 27, 2021