Form 10-Q
period 2021-09-30
Medpace Holdings, Inc.
filed 2021-10-26
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,939,191 shares outstanding as of October 22, 2021

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$398,387	$277,766
Accounts receivable and unbilled, net (includes $3.2 million and $2.6 million with related parties at September 30, 2021 and December 31, 2020, respectively)	186,378	160,962
Prepaid expenses and other current assets	56,455	34,923
Total current assets	641,220	473,651
Property and equipment, net	87,703	85,017
Operating lease right-of-use assets	125,428	113,809
Goodwill	662,396	662,396
Intangible assets, net	42,639	46,474
Deferred income taxes	1,272	536
Other assets	16,485	8,794
Total assets	$1,577,143	$1,390,677
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.3 million and $0.2 million with related parties at September 30, 2021 and December 31, 2020, respectively)	$25,052	$26,552
Accrued expenses	158,211	134,367
Advanced billings (includes $7.1 million and $6.5 million with related parties at September 30, 2021 and December 31, 2020, respectively)	303,848	255,664
Other current liabilities	30,071	23,527
Total current liabilities	517,182	440,110
Operating lease liabilities	128,211	115,143
Deferred income tax liability	17,604	13,551
Other long-term liabilities	16,061	16,094
Total liabilities	679,058	584,898
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 35,939,191 and 35,519,989 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	359	355
Treasury stock - 185,000 shares at September 30, 2021 and December 31, 2020, respectively	(5,578)	(5,578)
Additional paid-in capital	721,597	695,904
Retained earnings	184,950	115,229
Accumulated other comprehensive loss	(3,243)	(131)
Total shareholders’ equity	898,085	805,779
Total liabilities and shareholders’ equity	$1,577,143	$1,390,677

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue, net (includes $8.7 million and $3.4 million with related parties for the three months ended September 30, 2021 and 2020, respectively, and $23.9 million and $11.6 million with related parties for the nine months ended September 30, 2021 and 2020, respectively)	$295,567	$230,373	$833,825	$666,247
Operating expenses:
Direct service costs, excluding depreciation and amortization	112,540	87,577	322,160	262,997
Reimbursed out-of-pocket expenses	95,934	68,637	271,494	207,376
Total direct costs	208,474	156,214	593,654	470,373
Selling, general and administrative	28,046	22,796	80,757	69,775
Depreciation	4,056	2,991	11,819	8,118
Amortization	1,278	1,950	3,835	5,927
Total operating expenses	241,854	183,951	690,065	554,193
Income from operations	53,713	46,422	143,760	112,054
Other income, net:
Miscellaneous income, net	1,064	584	2,253	1,440
Interest (expense) income, net	(41)	(16)	(82)	336
Total other income, net	1,023	568	2,171	1,776
Income before income taxes	54,736	46,990	145,931	113,830
Income tax provision	6,162	5,530	14,117	19,312
Net income	$48,574	$41,460	$131,814	$94,518
Net income per share attributable to common shareholders:
Basic	$1.35	$1.16	$3.67	$2.64
Diluted	$1.29	$1.09	$3.49	$2.50
Weighted average common shares outstanding:
Basic	35,816	35,552	35,822	35,654
Diluted	37,519	37,763	37,641	37,715

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$48,574	$41,460	$131,814	$94,518
Other comprehensive income
Foreign currency translation adjustments, net of taxes	(1,483)	1,100	(3,112)	618
Comprehensive income	$47,091	$42,560	$128,702	$95,136

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2019	$360	$(6,030)	$666,585	$68,109	$(2,741)	$726,283
Net income				28,954		28,954
Foreign currency translation					(988)	(988)
Stock-based compensation expense			5,445			5,445
Stock options exercised	1		1,342			1,343
Repurchases of common stock	(6)			(43,232)		(43,238)
BALANCE — March 31, 2020	$355	$(6,030)	$673,372	$53,831	$(3,729)	$717,799
Net income				24,104		24,104
Foreign currency translation					506	506
Stock-based compensation expense			2,616			2,616
Stock options exercised			633			633
Repurchases of common stock	(1)			(7,588)		(7,589)
BALANCE — June 30, 2020	$354	$(6,030)	$676,621	$70,347	$(3,223)	$738,069
Net income				41,460		41,460
Foreign currency translation					1,100	1,100
Stock-based compensation expense			2,762			2,762
Stock options exercised	3		8,235			8,238
BALANCE — September 30, 2020	$357	$(6,030)	$687,618	$111,807	$(2,123)	$791,629

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2020	$355	$(5,578)	$695,904	$115,229	$(131)	$805,779
Net income				43,306		43,306
Foreign currency translation					(2,135)	(2,135)
Stock-based compensation expense			2,871			2,871
Stock options exercised	4		9,102			9,106
BALANCE — March 31, 2021	$359	$(5,578)	$707,877	$158,535	$(2,266)	$858,927
Net income				39,934		39,934
Foreign currency translation					506	506
Stock-based compensation expense			3,570			3,570
Stock options exercised	2		5,100			5,102
Repurchases of common stock	(3)			(56,154)		(56,157)
BALANCE — June 30, 2021	$358	$(5,578)	$716,547	$142,315	$(1,760)	$851,882
Net income				48,574		48,574
Foreign currency translation					(1,483)	(1,483)
Stock-based compensation expense			4,047			4,047
Stock options exercised	1		1,003			1,004
Repurchases of common stock				(5,939)		(5,939)
BALANCE — September 30, 2021	$359	$(5,578)	$721,597	$184,950	$(3,243)	$898,085

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,814	$94,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,819	8,118
Amortization	3,835	5,927
Stock-based compensation expense	10,488	10,823
Noncash lease expense	11,878	9,968
Deferred income tax provision	3,299	6,911
Amortization and adjustment of deferred credit	(501)	(531)
Other	213	(85)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(25,046)	21,400
Prepaid expenses and other current assets	(22,049)	(9,820)
Accounts payable	2,150	(5,611)
Accrued expenses	24,691	7,619
Advanced billings	48,184	10,355
Lease liabilities	(11,335)	(7,507)
Other assets and liabilities, net	2,993	1,093
Net cash provided by operating activities	192,433	153,178
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(19,155)	(23,554)
Other	(3,093)	74
Net cash used in investing activities	(22,248)	(23,480)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	15,212	8,753
Repurchases of common stock	(62,096)	(50,827)
Net cash used in financing activities	(46,884)	(42,074)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,680)	(317)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	120,621	87,307
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	277,766	131,920
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$398,387	$219,227
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Acquisition of property and equipment—non-cash	$5,424	$10,732

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

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

Share Repurchases

In the first quarter of 2020, the Board of Directors approved an increase in the stock repurchase authorization by $50.0 million. In the fourth quarter of 2020, the Board approved the stock repurchase authorization up to $150.0 million. In the second quarter of 2021, the Board approved an increase of $150.0 million to the stock repurchase program bringing the total repurchase authorization up to $300.0 million. During the three and nine months ended September 30, 2021, the Company repurchased 34,624 shares and 377,783 shares for $5.9 million and $62.1 million, respectively. There were no share repurchases during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company repurchased and 772,125 shares for $50.8 million. As of September 30, 2021, the Company has remaining authorization of $190.5 million under the repurchase program.

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

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The new guidance includes several provisions to reduce the complexity of accounting for income taxes for financial reporting purposes and increasing consistency and clarity for financial statement readers. The new guidance is effective for public entities for fiscal years, and the related interim periods, beginning after December 15, 2020. The Company adopted this standard in the first quarter of 2021 and it had no material impact on the condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except for earnings per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted-average shares:
Common shares outstanding	35,816	35,552	35,822	35,654
RSAs	112	116	114	95
Total weighted-average shares	35,928	35,668	35,936	35,749
Earnings per common share—Basic
Net income	$48,574	$41,460	$131,814	$94,518
Less: Undistributed earnings allocated to RSAs	(151)	(135)	(419)	(252)
Net income available to common shareholders—Basic	$48,423	$41,325	$131,395	$94,266

Net income per common share—Basic	$1.35	$1.16	$3.67	$2.64

Basic weighted-average common shares outstanding	35,816	35,552	35,822	35,654
Effect of diluted shares	1,703	2,211	1,819	2,061
Diluted weighted-average shares outstanding	37,519	37,763	37,641	37,715

Net income per common share—Diluted	$1.29	$1.09	$3.49	$2.50

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

The Company does not have any recurring fair value measurements as of September 30, 2021. There were no transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2021 or September 30, 2020.

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2021	2020
Accounts receivable	$145,297	$137,912
Unbilled receivables	41,279	23,396
Less: allowance for doubtful accounts	(198)	(346)
Total accounts receivable and unbilled, net	$186,378	$160,962

Contract Liabilities

Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2021	2020
Advanced billings	$303,848	$255,664

As of September 30, 2021, we had approximately $1.9 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2021	2020
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(134,058)	(130,223)
Total finite-lived intangible assets, net	10,993	14,828
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$42,639	$46,474

As of September 30, 2021, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2021	$1,279
2022	3,353
2023	2,199
2024	1,443
2025	946
Later years	1,773
$10,993

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2021	2020
Employee compensation and benefits	$49,239	$40,208
Project related reimbursable expenses	98,833	87,092
Other	10,139	7,067
Total accrued expenses	$158,211	$134,367

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

As of September 30, 2021, there were no outstanding borrowings under the Credit Facility and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$5,941	$5,514	$17,488	$14,153
Variable lease cost	1,749	1,386	4,565	3,456

Supplemental cash flow information related to the leases was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,847	$9,328

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	24,251	66,796

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	September 30,	December 31,
	2021	2020
Operating lease right-of-use assets	$125,428	$113,809

Other current liabilities	$14,958	$15,890
Operating lease liabilities	128,211	115,143
Total operating lease liabilities	$143,169	$131,033

Weighted Average Remaining Lease Term (years)
Operating leases	12.5	12.9
Weighted Average Discount Rate
Operating leases	5.6%	5.9%

Lease payments due related to lease liabilities as of September 30, 2021 were as follows (in thousands):

	Related Party	Non-Related Parties	Total
	Operating Leases	Operating Leases	Operating Leases
Remainder of 2021	$2,714	$3,318	$6,032
2022	10,899	10,114	21,013
2023	11,025	8,686	19,711
2024	11,154	6,263	17,417
2025	11,286	4,679	15,965
Later years	118,410	9,932	128,342
Total lease payments	165,488	42,992	208,480
Less: imputed interest	(60,523)	(4,788)	(65,311)
Total	$104,965	$38,204	$143,169

As of September 30, 2021, we have several additional leases with contractual obligations, which have not yet commenced, with future payment of $5.9 million.

(9) Shareholder’s Equity and Stock-Based Compensation

The Company granted 351,784 awards to employees under the 2016 Incentive Award Plan during the nine months ended September 30, 2021, consisting of 74,725 RSU and 205,086 stock option awards vesting after four and a half years, 14,403 RSU awards vesting after four years, and 57,570 stock option awards vesting after two years. The Company granted an additional 10,932 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan, during the nine months ended September 30, 2021. The Company granted 347,197 awards to employees under the 2016 Incentive Award Plan during the nine months ended September 30, 2020, consisting of 20,724 RSA and 119,768 RSU vesting after four years, 4,800 stock option awards and 2,500 RSU vesting after three years, and 199,405 fully-vested stock option awards. The Company granted an additional 23,148 stock option awards, vesting after one year, to non-employee directors under the 2016 Incentive Award Plan, during the nine months ended September 30, 2020.

Award Activity

The following table sets forth the Company’s stock option activity:

	Nine Months Ended September 30, 2021
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	2,500,727	$43.26
Granted	273,588	$166.65
Exercised	(677,985)	$22.44
Cancelled/Forfeited	(25,933)	$48.33
Expired	(12,545)	$14.41
Outstanding - end of period	2,057,852	$66.64

Exercisable - end of period	1,336,714	$55.69

The following table sets forth the Company’s RSA/RSU activity:

Nine Months Ended
September 30, 2021
Shares/Units
Outstanding and unvested - beginning of period	695,562
Granted	89,128
Vested	(119,000)
Forfeited	(62,337)
Outstanding and unvested - end of period	603,353

Cumulative vested shares - end of period	2,032,916

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total direct costs	$2,607	$1,898	$6,841	$5,678
Selling, general and administrative	1,440	864	3,647	5,145
Total stock-based compensation expense	$4,047	$2,762	$10,488	$10,823

(10) Income Taxes

The Company’s effective income tax rate was 11.3% and 11.8% for the three months ended September 30, 2021 and 2020, respectively. The Company’s effective income tax rate was 9.7% and 17.0% for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2021 varied from the U.S. statutory rate of 21% primarily due to the impact of state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation.

(11) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of September 30, 2021 and December 31, 2020. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of September 30, 2021.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $12.2 million as of September 30, 2021. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2027.

(12) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.2 million existed at September 30, 2021 and December 31, 2020, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreement

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $2.3 million and $0.6 million during the three months ended September 30, 2021 and 2020, respectively, and $5.6 million and $2.0 million during the nine months ended September 30, 2021 and 2020, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, respectively, the Company had Advanced billings from LIB of $1.7 million and $0.7 million in the condensed consolidated balance sheets. In addition, as of September 30, 2021 and December 31, 2020, respectively, the Company had Accounts receivable and unbilled, net from LIB of $0.4 million and $0.3 million in the condensed consolidated balance sheets.

CinRX Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $6.4 million and $2.7 million during the three months ended September 30, 2021 and 2020, respectively, and $18.3 million and $9.5 million during the nine months ended September 30, 2021 and 2020, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, respectively, the Company had Advanced billings from CinRx of $5.4 million and $5.8 million in the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020 the Company had Accounts receivable and unbilled, net from CinRx of $2.8 million and $2.2 million, respectively, in the condensed consolidated balance sheets.

The Summit Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. Medpace incurred expenses of $0.2 million and less than $0.1 million during the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.2 million during the nine months ended September 30, 2021 and 2020 at The Summit, respectively.

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. In Q3 2021, the Company accounted for the renewal option, as it became reasonably certain it would be exercised per the agreement, by extending the lease term through November 2032. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Operating lease cost recognized for the three months ended September 30, 2021 and 2020 was $0.6 million and $0.5, respectively, and $1.6 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2021 and December 31, 2020 were $20.1 million and $3.5 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2021 were $1.5 million and $18.6 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2020 were $1.9 million and $1.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2021 and 2020 was $1.5 million and $1.3 million, respectively, and $4.3 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2021 and December 31, 2020 were $55.4 million and $56.6 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2021 were $0.9 million and $66.2 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2020 were $0.7 million and $66.8 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the three months ended September 30, 2021 and 2020 was $0.9 million, respectively, and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2021 and December 31, 2020 were $17.8 million and $19.7 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2021 were $2.6 million and $15.3 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2020 were $2.4 million and $17.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by private aviation charter companies which in 2020 was a company owned by the chief executive officer and the executive vice president of operations of the Company and commencing in 2021 is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.4 million and $0.2 million during the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $0.6 million during the nine months ended September 30, 2021 and 2020, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the Company had Accounts payable to the Aircraft Management Company of $0.2 million and less than $0.1 million, respectively, in the condensed consolidated balance sheets.

(13) Entity Wide Disclosures

Revenue by Category

The following table disaggregates our revenue by major source (in thousands):

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Therapeutic Area
Oncology	$94,724	$68,633	$267,110	$203,474
Other	64,088	55,541	197,146	151,306
Metabolic	42,133	29,617	112,771	95,902
AVAI	27,032	27,243	84,043	75,377
Cardiology	34,736	27,593	86,538	75,247
Central Nervous System	32,854	21,746	86,217	64,941
Total revenue	$295,567	$230,373	$833,825	$666,247

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Antiviral and Anti-infective, or AVAI, and Central Nervous System, or CNS. Our global platform includes approximately 4,400 employees across 40 countries as of September 30, 2021, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $408.0 million and $1,151.7 million for the three and nine months ended September 30, 2021, respectively. Net new business awards were $315.4 million and $816.4 million for the three and nine months ended September 30, 2020, respectively.

Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of September 30, 2021, our backlog increased by $415.4 million, or 29.0%, to $1,849.8 million compared to $1,434.4 million as of September 30, 2020. Included within backlog as of September 30, 2021 was approximately $1,005.0 million to $1,025.0 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.

The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $3.5 million for the three months ended September 30, 2021; unfavorable foreign currency adjustments of $3.9 million for nine months ended September 30, 2021; favorable foreign currency adjustments of $7.4 million for the three months ended September 30, 2020; and favorable foreign currency adjustments of $3.3 million for the nine months ended September 30, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S. Dollars per Euro:	1.18	1.17	1.20	1.12

Results of Operations

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

	Three Months Ended
	September 30,
(Amounts in thousands, except percentages)	2021	2020	Change	% Change
Revenue, net	$295,567	$230,373	$65,194	28.3%
Direct service costs, excluding depreciation and amortization	112,540	87,577	24,963	28.5%
Reimbursed out-of-pocket expenses	95,934	68,637	27,297	39.8%
Total direct costs	208,474	156,214	52,260	33.5%
Selling, general and administrative	28,046	22,796	5,250	23.0%
Depreciation	4,056	2,991	1,065	35.6%
Amortization	1,278	1,950	(672)	(34.5)%
Total operating expenses	241,854	183,951	57,903	31.5%
Income from operations	53,713	46,422	7,291
Miscellaneous income, net	1,064	584	480
Interest expense, net	(41)	(16)	(25)
Income before income taxes	54,736	46,990	7,746
Income tax provision	6,162	5,530	632
Net income	$48,574	$41,460	$7,114

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

	Nine Months Ended
	September 30,
(Amounts in thousands, except percentages)	2021	2020	Change	% Change
Revenue, net	$833,825	$666,247	$167,578	25.2%
Direct service costs, excluding depreciation and amortization	322,160	262,997	59,163	22.5%
Reimbursed out-of-pocket expenses	271,494	207,376	64,118	30.9%
Total direct costs	593,654	470,373	123,281	26.2%
Selling, general and administrative	80,757	69,775	10,982	15.7%
Depreciation	11,819	8,118	3,701	45.6%
Amortization	3,835	5,927	(2,092)	(35.3)%
Total operating expenses	690,065	554,193	135,872	24.5%
Income from operations	143,760	112,054	31,706
Miscellaneous income, net	2,253	1,440	813
Interest (expense) income, net	(82)	336	(418)
Income before income taxes	145,931	113,830	32,101
Income tax provision	14,117	19,312	(5,195)
Net income	$131,814	$94,518	$37,296

Total revenue

Total revenue increased by $65.2 million to $295.6 million for the three months ended September 30, 2021, from $230.4 million for the three months ended September 30, 2020. Total revenue increased by $167.6 million to $833.8 million for the nine months ended September 30, 2021, from $666.2 million for the nine months ended September 30, 2020. The increase for the three months ended September 30, 2021 was primarily driven by growth within the Oncology, Metabolic and Central Nervous System therapeutic areas, compared to the same period in the prior year. The increase for the nine months ended September 30, 2021 was primarily driven by growth within the Oncology, Central Nervous System, Metabolic and other uncategorized therapeutic areas, compared to the same period in the prior year.

Total direct costs

Total direct costs increased by $52.3 million, to $208.5 million for the three months ended September 30, 2021 from $156.2 million for the three months ended September 30, 2020. Total direct costs increased by $123.3 million, to $593.7 million for the nine months ended September 30, 2021 from $470.4 million for the nine months ended September 30, 2020. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $27.3 million and $64.1 million for the three and nine month periods ended September 30, 2021, compared to the same periods in the prior year. The higher personnel costs portion, including severance, increased by $20.1 million and $45.5 million for the three and nine months ended September 30, 2021, compared to the same periods in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $5.3 million, to $28.0 million for the three months ended September 30, 2021 from $22.8 million for the three months ended September 30, 2020. Selling, general and administrative expenses increased by $11.0 million, to $80.8 million for the nine months ended September 30, 2021 from $69.8 million for the nine months ended September 30, 2020. The increase was primarily attributed to higher personnel costs to support the growth in service activities. Personnel costs, including severance, increased by $4.1 million and $8.5 million for the three and nine months ended September 30, 2021, compared to the same periods in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.4 million, to $5.3 million for the three months ended September 30, 2021 from $4.9 million for the three months ended September 30, 2020. Depreciation and amortization expense increased by $1.6 million, to $15.7 million for the nine months ended September 30, 2021 from $14.0 million for the nine months ended September 30, 2020. The increase in depreciation and amortization was primarily related to increased depreciation related to Property and equipment, net.

Miscellaneous income, net

Miscellaneous income, net increased by $0.5 million to $1.1 million for the three months ended September 30, 2021 from $0.6 million for the three months ended September 30, 2020. Miscellaneous income, net increased by $0.8 million to $2.3 million for the nine months ended September 30, 2021 from $1.4 million for the nine months ended September 30, 2020. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.

Interest (expense) income, net

Interest expense, net increased by less than $0.1 million of expense to $0.0 million of expense for the three months ended September 30, 2021 from $0.0 million of expense for the three months ended September 30, 2020. Interest (expense) income, net increased by $0.4 million of expense to $0.1 million of expense for the nine months ended September 30, 2021 from $0.3 million of income for the nine months ended September 30, 2020.

Income tax provision

Income tax provision increased by $0.6 million, to $6.2 million for the three months ended September 30, 2021 from $5.5 million for the three months ended September 30, 2020. Income tax provision decreased by $5.2 million, to $14.1 million for the nine months ended September 30, 2021 from $19.3 million for the nine months ended September 30, 2020. The overall effective tax rate for the three months ended September 30, 2021 was 11.3%, compared to an overall effective tax rate of 11.8% for the three months ended September 30, 2020. The overall effective tax rate for the nine months ended September 30, 2021 was 9.7%, compared to an overall effective tax rate of 17.0% for the nine months ended September 30, 2020. The increase in the income tax provision for the three months ended September 30, 2021 was primarily attributable to an increase in pre-tax book income which was partially offset by an increase in excess tax benefits recognized from share based compensation compared to the same period in the prior year. The decrease in the overall effective tax rate for the three months ended September 30, 2021 was primarily attributable to an increase in excess tax benefits recognized from share-based compensation compared to the same period in the prior year. The decrease in the income tax provision and overall effective tax rate for the nine months ended September 30, 2021 was primarily attributable to an increase in excess tax benefits recognized from share-based compensation compared to the same period in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our unsecured credit facility consisting of up to a $50.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”). As of September 30, 2021, we had cash and cash equivalents of $398.4 million. Approximately $25.2 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of September 30, 2021. On March 29, 2021, we extended the expiration date of the Credit Facility to March 31, 2022.

As of September 30, 2021, we had $49.8 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowing under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Nine Months Ended
	September 30,
Cash Flows (Amounts in thousands)	2021	2020
Net cash provided by operating activities	$192,433	$153,178
Net cash used in investing activities	(22,248)	(23,480)
Net cash used in financing activities	(46,884)	(42,074)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,680)	(317)
Increase in cash, cash equivalents and restricted cash	$120,621	$87,307

Cash Flow from Operating Activities

Cash flows from operations are driven mainly by net income, noncash lease expense, depreciation, stock based compensation expense, amortization of intangibles and net movement in advanced billings, accrued expenses, prepaid expenses and other current assets, and accounts receivable and unbilled, net. Accounts receivable and unbilled, net and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.

Net cash flows provided by operating activities was $192.4 million for the nine months ended September 30, 2021 beginning with net income of $131.8 million. Adjustments to reconcile net income to net cash provided by operating activities were $41.0 million, primarily related to noncash lease expense of $11.9 million, depreciation of $11.8 million, stock based compensation expense of $10.5 million and amortization of intangibles of $3.8 million. Changes in operating assets and liabilities provided $19.6 million in operating cash flows and was primarily driven by increased advanced billings of $48.2 million and increased accrued expenses of $24.7 million, offset by increased accounts receivable and unbilled, net of $25.0 million and increased prepaid expenses and other current assets of $22.0 million.

Net cash flows provided by operating activities was $153.2 million for the nine months ended September 30, 2020 beginning with net income of $94.5 million. Adjustments to reconcile net income to net cash provided by operating activities were $41.1 million, primarily related to stock based compensation expense of $10.8 million, noncash lease expense of $10.0 million, depreciation of $8.1 million, deferred income tax provision of $6.9 million and amortization of intangibles of $5.9 million. Changes in operating assets and liabilities provided $17.6 million in operating cash flows and was primarily driven by decreased accounts receivable and unbilled, net of $21.4 million and increased advanced billings of $10.4 million, offset by increased prepaid expenses and other current assets of $9.8 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $22.2 million for the nine months ended September 30, 2021 primarily consisting of $19.2 million in property and equipment expenditures.

Net cash used in investing activities was $23.5 million for the nine months ended September 30, 2020 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $46.9 million for the nine months ended September 30, 2021 primarily related to $62.1 million in repurchases of common stock, partially offset by $15.2 million in proceeds from stock option exercises.

Net cash used in financing activities was $42.1 million for the nine months ended September 30, 2020 primarily related to $50.8 million in repurchases on common stock, offset by proceeds from stock options exercises of $8.8 million.

Share Repurchases

Refer to Note 1 of the Condensed Consolidated Financial Statements for management's discussion of the share repurchases.

Indebtedness

As of September 30, 2021, we had no indebtedness and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d) -15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this report. Based on this evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

This table provides certain information with respect to our monthly repurchases of the Company’s common stock during the third quarter of fiscal year 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
July 1, 2021, through July 31, 2021	15,900	$169.57	1,542,154	$193,723,243
August 1, 2021, through August 31, 2021	18,724	$173.14	1,560,878	$190,481,419
Total	34,624	$171.50	1,560,878

All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

We returned $5.9 million to shareholders in the form of share repurchases in the third quarter of fiscal year 2021. Refer to Note 1 – Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
July 7, 2021	2014 Equity Incentive Plan	210	$14.41	$3,000
July 27, 2021	2014 Equity Incentive Plan	1,000	16.20	16,200
August 3, 2021	2014 Equity Incentive Plan	1,500	16.88	25,300
August 6, 2021	2014 Equity Incentive Plan	1,111	16.20	18,000
August 9, 2021	2014 Equity Incentive Plan	250	18.23	4,600
August 11, 2021	2014 Equity Incentive Plan	1,481	16.20	24,000
August 27, 2021	2014 Equity Incentive Plan	50	16.20	800
September 15, 2021	2014 Equity Incentive Plan	1,481	16.20	24,000
September 20, 2021	2014 Equity Incentive Plan	1,000	16.20	16,200
Total		8,083		$132,100

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

MEDPACE HOLDINGS, INC.

/s/ Kevin M. Brady
Kevin M. Brady
Chief Financial Officer (Principal Financial Officer)

Date: October 26, 2021