Form 10-K
period 2021-12-31
Medpace Holdings, Inc.
filed 2022-02-15
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, based upon the closing sale price as reported on the Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.1 billion. For purposes of this computation, shares of the registrant’s common stock held by each executive officer, director, and each person known to the registrant to own 10% or more of the outstanding voting power reporting such ownership on Schedule 13D have been excluded in that such persons are affiliates.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	35,228,722 shares outstanding as of February 11, 2022

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2021

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

Clinical Trial Management: Our team of clinical trial managers (CTMs) lead all aspects of study execution and drive accountability across the functional team members. Our CTMs use ClinTrak, our proprietary information management system for clinical trials, which is integrated with our standard operating procedures (SOPs), allowing the CTMs to access real-time study metrics.

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

For a discussion of our net new business awards and backlog, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net New Business Awards and Backlog” of Part II of this Annual Report on Form 10-K.

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

Competition

We compete primarily against other full-service CROs as well as services provided by in-house research and development (R&D) departments of biopharmaceutical companies. Our major CRO competitors include Laboratory Corporation of America Holdings, ICON plc, Syneos Health, Inc., PAREXEL International Corporation, PPD, Inc. (now part of Thermo Fisher Scientific Inc.), IQVIA Holdings Inc. and numerous specialty and regional CROs.

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

Government Regulation

Development of Drugs, Biologics and Medical Devices

The development of drugs, biologics and medical devices is highly regulated in the United States and other countries. Our services are subject to varying regulatory requirements designed to ensure the quality and integrity of the pre-clinical and clinical trial process. In the United States, the FDA has primary authority to regulate these activities, in addition to the approval process, and the subsequent manufacturing, safety, labeling, storage, record keeping and marketing for these products, which are the responsibility of our customers. Before a marketing application for a drug is ready for submission to regulatory authorities, the candidate drug must often undergo rigorous testing in clinical trials. In the United States, these trials must be conducted in accordance with the Federal Food, Drug, and Cosmetic Act, its implementing regulations, and other federal and state requirements that require the drug to be tested and studied in certain ways prior to approval. The FDA has similar authority and requirements with respect to the clinical testing of biological products and medical devices. Before a human clinical trial may begin in the United States, the manufacturer or sponsor of the clinical product candidate must file an Investigational

New Drug Application (IND) with the FDA, which contains, among other things, the results of pre-clinical tests, manufacturer information and other analytical data. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Each clinical trial must be conducted pursuant to, and in accordance with, an effective IND. Each human clinical trial we conduct is subject to the oversight of an IRB, which is an independent committee that has the regulatory authority to review, approve and monitor a clinical trial for which the IRB has responsibility. The FDA and IRB receive reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if, among other things, an unreasonable risk is presented to patients or if the design of the trial is insufficient to meet its stated objective. In addition, information about certain clinical trials must be made publicly available on the federal government website, www.clinicaltrials.gov.

In the United States, GCP regulations govern the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. In order to comply with GCP and other requirements, we must, among other things:


comply with specific requirements governing the selection of qualified principal investigators and clinical research sites;

obtain specific written commitments from principal investigators;

obtain IRB review and approval and supervision of the clinical trials by an independent review board or ethics committee;

obtain a favorable opinion from regulatory agencies to commence a clinical trial;

verify that appropriate patient informed consents are obtained before the patient participates in a clinical trial;

ensure that adverse drug reactions resulting from the administration of a drug or biologic during a clinical trial are medically evaluated and reported in a timely manner;

monitor the validity and accuracy of data;

monitor drug or biologic accountability at clinical research sites; and

verify that principal investigators and clinical trial staff maintain records and reports and permit appropriate governmental authorities access to data for review.

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

Human Capital

As of December 31, 2021 we had approximately 4,500 employees located across 41 countries. As of December 31, 2020 and 2019, we had approximately 3,600 and 3,500 employees, respectively. Our associates are our most important asset and we recognize the importance of motivating and rewarding our associates by providing them with competitive benefits as part of their overall compensation and benefits package. We have developed comprehensive benefits packages that deliver quality and value while satisfying the diverse needs of our workforce and meeting local market requirements and expectations.

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

We have developed a strong record of hiring and developing women at all levels of the organization. Approximately 70% of our employees globally are women representing 64% of management and 52% of director level and above positions. In addition, of our U.S. based employees, approximately 17% are non-white, including 12% of management. None of our US employees are currently covered by a collective bargaining agreement specific to our Company.

Our commitment to compliance, people, safety, communities and the environment is further described in our 2019-2020 Corporate Responsibility Report published within the Investor Relations section of our website at investor.medpace.com. That Report is not part of this Annual Report on Form 10-K.

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

As our associates develop knowledge and skills that will contribute to the wider Medpace mission and business success, we believe in rewarding strong performance with compensatory and non-compensatory recognition. We have a robust career path and compensation structure that acknowledges associate performance and development at all levels of the organization. Of the 442 management-level roles that were newly filled in 2021, approximately 53% of these roles were filled by our pipeline of internal talent.

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

Available Information

We are subject to the informational requirements of the Exchange Act and, in accordance therewith, file reports, including annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to the SEC. Our website address is http://www.medpace.com, and our investor relations website is located at investor.medpace.com. Information on our website is not incorporated by reference herein. The SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
•
The outbreak of the coronavirus (COVID-19) is disruptive to our business.
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

Clinical trials can be costly and for the year ended December 31, 2021, 77% and 16% of our net revenue was derived from small biopharmaceutical companies and mid-sized biopharmaceutical companies, respectively, which may have limited access to capital. In addition, we provide services to our customers before they pay us for some of our services. There is a risk that we may initiate a clinical trial for a customer, and the customer subsequently becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be legally or ethically bound to complete or wind down the trial at our own expense.

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
•
exchange rate fluctuations;
•
adoption of Accounting Standards Updates released by the Financial Accounting Standards Board; and
•
timing and ability to hire in advance of future projects

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

Although we did not have any customer that represented 10% or more of our net revenue during the year ended December 31, 2021, we derive a significant portion of our revenues from a limited number of large customers. If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. Also, consolidation in our actual or potential customer base results in increased competition for important market segments and fewer available customer accounts. Additionally, conducting multiple clinical trials for different sponsors in a single therapeutic class, involving similar drugs, biologics or medical devices, may adversely affect our business if some or all of the trials are terminated because of new scientific information or regulatory decisions that affect the products as a class. Moreover, even if these trials are not terminated, they may compete with each other, thereby limiting our potential revenue going forward.

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

The outbreak of the coronavirus (COVID-19) is disruptive to our business.

The COVID-19 pandemic has resulted in increased travel restrictions and caused the shutdown of many businesses in countries in which we operate. While we continue to operate globally, the level of activity at each of our locations varies depending on the local governmental requirements and guidelines.

Our office staff are working in the office or remotely and our labs are fully operational with modifications made to ensure the safety of our employees. The diversion of resources to treat COVID-19 patients has significantly impacted the operations at most of the investigative sites where patients in our clinical trials are recruited and treated.

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

Our key growth strategies include: continued investment in organic growth, continued maintenance of margins, increasing capture of the high-growth clinical development market, deepening existing and developing new relationships with our core customer segment and attracting, developing and retaining talent. Though we will strive to meet these goals, we may not have or adequately build the competencies necessary to achieve our objectives. In addition, we may not receive market acceptance for our services and we may face increased competition. If we are unable to successfully continue our organic growth, continue to maintain our margins, increase our capture of the clinical development market, deepen existing and develop new relationships with our core customer segment, or attract, develop and retain talent, our future business, reputation, results of operations and financial condition could be adversely affected. The nature and pace of our growth introduces risks associated with quality control and customer dissatisfaction due to delays in performance or other problems. In addition, foreign operations involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel and overcoming language barriers. Failure to manage growth effectively could have a material adverse effect on our business.

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
•
intrusions and security breaches of, cyberattacks on and other failures or malfunctions in our critical application systems or their associated hardware; and
•
excessive costs, excessive delays or other deficiencies in systems development and deployment.

The materialization of any of these risks may impede the processing of data, the delivery of databases and services and the day-to-day management of our business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. While we have disaster recovery plans in place, they might not adequately protect us in the event of a system failure. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, information system intrusions or security breaches and similar events at our facilities or at those of our third party provider that backs up our data centers could result in interruptions in the flow of data to our servers and from our servers to our customers. Corruption or loss of data may result in the need to repeat a trial at no cost to the customer, but at significant cost to us, or result in the termination of a contract or damage to our reputation. Moreover, regulatory authorities may impose requirements on the use of electronic records and signatures for regulatory purposes. For example, FDA’s regulations at 21 CFR Part 11 establish the criteria pursuant to which the FDA will consider electronic records and signatures to be trustworthy, reliable, and generally equivalent to paper records and handwritten signatures. Any failures to comply with those regulatory requirements could impact our customers’ ability to rely on the data contained in those electronic records in our systems or result in the FDA’s rejection of the data. Additionally, in order for our information systems to continue to be effective going forward, we periodically need to upgrade our technology systems and increase our capacity to keep pace with technological developments and our growth as a company. Significant delays in system enhancements or inadequate performance of new or upgraded systems once completed could damage our reputation and harm our business. Our operations also may suffer if we are unable to effectively manage the implementation of and adapt to new technology systems. We have entered into agreements with certain vendors to provide systems development and integration services that develop or license to us the IT platform for programs to optimize our business processes. If such vendors fail to perform as required or if there are substantial delays in developing, implementing and updating the IT platform, our customer delivery may be impaired, and we may have to make substantial further investments, internally or with third parties, to achieve our objectives. Additionally, our progress may be limited by parties with existing or claimed patents who seek to prevent us from using preferred technology or seek license payments from us. Any such shortcoming may require us to make substantial further investments in our IT platform, which could adversely affect our financial results.

Unauthorized disclosure of sensitive or confidential data, whether through system failure, intrusions or breaches or employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems or those we develop for our customers, whether by our employees or third parties, including a cyberattack by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to adequately cover us against claims related to security breaches, cyberattacks and other related breaches.

If the security of confidential information used in connection with our services is breached or otherwise subject to unauthorized access, our reputation and business may be materially harmed.

Our services require us to collect, store, use, and transmit significant amounts of confidential information, including personally identifiable information, and other critical data. We employ a range of information technology solutions, controls, procedures, and processes designed to protect the confidentiality, integrity, and availability of our critical assets, including our data and information technology systems. While we engage in a number of measures aimed to protect against security breaches and to minimize problems if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks, intrusions or breaches by hackers or due to other circumstances, such as error or malfeasance by employees or third party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers, cause us to suffer negative publicity, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers.

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
•
potential violations of existing or newly adopted local laws or anti-bribery laws, such as the United States Foreign Corrupt Practices Act (FCPA) and the UK Bribery Act of 2010, may cause a material adverse effect on our business, financial condition, results of operations, cash flows or reputation;
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

The services we provide in connection with large clinical trials can cost up to tens of millions of dollars, and while we endeavor to contractually limit our exposure to such risks, improper performance of our services could have a material adverse effect on our financial condition, damage our reputation and result in the cancellation of current contracts by the affected customer or other current customers or failure to obtain future contracts from the affected customer or other current or potential customers.

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

Insufficient customer funding to complete a clinical trial. As noted above, clinical trials can cost up to tens of millions of dollars. There is a risk that we may initiate a clinical trial for a customer, and then the customer becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be ethically bound to complete or wind down the trial at our own expense.

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

As of December 31, 2021, August J. Troendle, our Chief Executive Officer and founder, through his direct ownership of 706,643 shares of our common stock and his beneficial ownership of 5,506,101 shares of our common stock held by Medpace Investors LLC (“Medpace Investors”), controls approximately 17.2% of the outstanding shares of our common stock. Upon a distribution of our common stock held by Medpace Investors, our Chief Executive Officer would receive approximately 85.2% of such distributed shares. Accordingly, August J. Troendle is able to exert a significant degree of influence or actual control over our management and affairs and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including:

•
the election and removal of directors and the size of our board of directors, or the Board;
•
any amendment of our articles of incorporation or bylaws; or
•
the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.

Moreover, August J. Troendle’s share ownership may also adversely affect the trading price for our common stock to the extent investors perceive disadvantages in owning shares of a company with a significant shareholder.

We are party to transactions with related persons that may increase the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from these transactions.

Due to the relationships among us and certain related persons, the agreements or other transactions we have entered into with them are considered related person transactions. Our agreements or transactions with related persons may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated persons. For additional information on related person transactions involving us, see the “Certain Relationships” section in our Proxy Statement for our 2022 Annual Meeting of Stockholders. While our Related Person Transaction Policy and Procedures requires our Audit Committee’s consideration of all relevant facts and circumstances, including a determination of whether the transaction has terms comparable to those that could be obtained in an arm’s length transaction, the potential for a conflict of interest exists and such related persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting us and the related person. Moreover, we are subject to the risk that our stockholders may challenge any such related person transactions and the agreements entered into as part of them. If such a challenge were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2021, we had leased commercial locations in various countries across North America, Europe, Asia/Pacific, South America and Africa. We also own lab and office space in Leuven, Belgium. Most of these facilities consist solely of office space; however, we have five laboratories located across four facilities and a logistics warehouse. Our principal executive offices are located on a corporate campus in Cincinnati, Ohio consisting of five buildings totaling approximately 600,000 square feet. The leases for four buildings in our Cincinnati site expire in 2022, 2027, 2027 and 2040. We own the fifth building. None of our leases are individually material to our business model and all have either options to renew or are located in major markets with what we believe are adequate opportunities to continue business operations on terms satisfactory to us.

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

Holders of Record

On February 11, 2022, there were approximately 13 shareholders of record of our common stock. Because many of the shares of our common stock are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

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

Any future determination to declare dividends will be at the discretion of our Board and will take into account:


general economic business conditions;

our net income, financial condition and results of operations;

our capital requirements;

our prospects;

the ability of our operating subsidiaries to pay dividends and make distributions to us;

legal restrictions; and

such other factors as our Board may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchases

In 2018, the Board of Directors approved a stock repurchase program which has been amended several times to increase the aggregate amount of the stock repurchase authorization. In the first quarter of 2020, the Board of Directors approved an increase in the stock repurchase authorization by $50.0 million. In the fourth quarter of 2020, the Board approved the stock repurchase authorization up to $150.0 million. In the second quarter of 2021, the Board approved an increase of $150.0 million to the stock repurchase program bringing the total repurchase authorization up to $300.0 million. For the year ended December 31, 2021, the Company repurchased 377,783 shares for $62.1 million. For the year ended December 31, 2020, the Company repurchased 1,183,095 shares for $98.3 million. As of December 31, 2021, the Company has remaining authorization of $190.5 million remaining under the repurchases program.

As of February 10, 2022 the Company's Board of Directors approved an increase of $300 million to the Company's stock repurchase program.

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

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
October 26, 2021	2014 Equity Incentive Plan	9,037	$18.23	$164,700
November 2, 2021	2014 Equity Incentive Plan	901	16.20	14,600
November 4, 2021	2014 Equity Incentive Plan	1,111	16.20	18,000
November 8, 2021	2014 Equity Incentive Plan	925	18.23	16,900
November 9, 2021	2014 Equity Incentive Plan	370	16.20	6,000
November 15, 2021	2014 Equity Incentive Plan	480	16.20	7,800
November 23, 2021	2014 Equity Incentive Plan	1,851	16.20	30,000
November 24, 2021	2014 Equity Incentive Plan	1,677	18.23	30,600
November 30, 2021	2014 Equity Incentive Plan	350	18.23	6,400
December 6, 2021	2014 Equity Incentive Plan	2,854	16.20	46,200
December 14, 2021	2014 Equity Incentive Plan	2,869	16.20	46,500
December 15, 2021	2014 Equity Incentive Plan	1,111	16.20	18,000
December 16, 2021	2014 Equity Incentive Plan	350	16.20	5,700
December 29, 2021	2014 Equity Incentive Plan	2,555	16.20	41,400
December 31, 2021	2014 Equity Incentive Plan	556	16.20	9,000
Total		26,997		$461,800

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

Our common stock is listed for trading on the NASDAQ under the symbol “MEDP.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from August 11, 2016 through December 31, 2021, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on August 11, 2016 in the common stock of Medpace Holdings, Inc., in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Equity Compensation Plan Information

The information required by Part II, Item 5 of the Annual Report on Form 10-K regarding equity compensation plans is incorporated herein by reference to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K to provide an understanding of our results of operations, financial condition and cash flows. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. For a comparison of our results of operations for the fiscal years ended December 31, 2020 and December 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 16, 2021. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” above and “Item IA. Risk Factors” in Part I of this Annual Report on Form 10-K.

Business Overview

We are one of the world’s leading CROs by revenue, solely focused on providing scientifically-driven outsourced clinical development services to the biotechnology, pharmaceutical and medical device industries. Our mission is to accelerate the global development of safe and effective medical therapeutics. We differentiate ourselves from our competitors by our disciplined operating model centered on providing full-service Phase I-IV clinical development services and our therapeutic expertise. We believe this combination results in timely and cost-effective delivery of clinical development services for our customers. We believe that we are a partner of choice for small- and mid-sized biopharmaceutical companies based on our ability to consistently utilize our full-service, disciplined operating model to deliver timely and high-quality results for our customers.

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, AVAI, and CNS. Our global platform includes approximately 4,500 employees across 41 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

Coronavirus (COVID-19)

The COVID-19 pandemic increased travel restrictions and caused the shutdown of many businesses in countries in which we operate. While we continue to operate globally, the pandemic continues to impact our business and the level of activity at each of our locations varies depending on the local governmental requirements and guidelines which continue to evolve and change.

Our office staff are either working remotely or in the office, and our labs are fully operational with modifications made to ensure the safety of our employees. The diversion of resources to treat COVID-19 patients continues to impact the operations at most of the investigative sites where patients in our clinical trials are recruited and treated.

Depending on the duration of the disruption, ongoing studies may be cancelled and some of our clients may lack the funding to complete trials which are extended due to slowed recruitment of patients. We work with many smaller clients with limited financial resources and market disruptions may make raising additional funds difficult for them.

Travel restrictions and business closures continue to impact study participants and clinical sites which affects our ability to efficiently provide clinical trial services. We continue to work with our customers to develop solutions to limit disruption to clinical trials while following required regulatory guidelines and maintaining quality to ensure the health and well-being of study participants. We are continuing along with the rest of the industry with a blend of on-site monitoring and remote based monitoring and we are using technology tools like e-PRO for patient reported outcomes, e-COA, for clinical outcome assessment, remote data capture and remote data review. We are also leveraging internal service capabilities like patient concierge service to help facilitate patient travel to sites and master service agreements in place with strategic vendors for other patient services like home health.

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

Revenue, which is distinct from billing and cash receipt, is recognized based on the satisfaction of the individual performance obligations identified in each contract. Substantially all of our customer contracts consist of a single performance obligation, as the promise to transfer the individual services defined in the contracts are not separately identifiable from other promises in the contract, and therefore not distinct. Our performance obligations are generally satisfied over time and recognized as services are performed. The progression of our contract performance obligations are measured primarily utilizing the input method of cost to cost. Cancellation provisions in our contracts allow our customers to terminate a contract either immediately or according to advance notice terms specified within the applicable contract, which is typically 30 days. Contract cancellation may occur for various reasons, including, but not limited to, adverse patient reactions, lack of efficacy, or inadequate patient enrollment. Upon cancellation, we are entitled to fees for services rendered and reimbursable costs incurred through the date of termination, including payment for subsequent services necessary to conclude the study or close out the contract. These fees are typically discussed and agreed upon with the customer and are realized as revenue when we believe the amount can be estimated reliably and its realization is probable. Changes in revenue from period to period are driven primarily by new business volume and task order execution activity, project cancellations, changes in estimated costs to complete performance obligations, and the mix of active studies during a given period that can vary based on therapeutic area and or study life cycle stage. Refer to "Critical Accounting Policies and Estimates—Revenue Recognition," below.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $1,610.4 million and $1,175.0 million for the years ended December 31, 2021 and 2020, respectively.

Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, net revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of December 31, 2021, our backlog increased by $455.4 million, or 29.5%, to $1,997.1 million compared to $1,541.7 million as of December 31, 2020. Included within backlog as of December 31, 2021 was approximately $1,030 million to $1,050 million that we expect to convert to net revenue in 2022, with the remainder expected to convert to net revenue in years after 2022.

The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $5.5 million for the year ended December 31, 2021 and favorable foreign currency adjustments of $14.3 million for the year ended December 31, 2020.

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

	Year Ended December 31,
	2021	2020
U.S. Dollars per Euro:	1.18	1.14

Results of Operations

This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. For a comparison of our results of operations for the fiscal years ended December 31, 2020 and December 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 16, 2021.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

	Year Ended December 31,
(Amounts in thousands, except percentages)	2021	2020	Change	% Change
Revenue, net	$1,142,377	$925,925	$216,452	23.4%
Direct service costs, excluding depreciation and amortization	441,090	354,426	86,664	24.5%
Reimbursed out-of-pocket expenses	373,132	292,773	80,359	27.4%
Total direct costs	814,222	647,199	167,023	25.8%
Selling, general and administrative	108,421	92,156	16,265	17.6%
Depreciation	16,005	11,652	4,353	37.4%
Amortization	5,114	7,876	(2,762)	(35.1)%
Total operating expenses	943,762	758,883	184,879	24.4%
Income from operations	198,615	167,042	31,573
Miscellaneous income, net	3,342	1,183	2,159
Interest (expense) income, net	(105)	307	(412)
Income before income taxes	201,852	168,532	33,320
Income tax provision	20,004	23,148	(3,144)
Net income	$181,848	$145,384	$36,464

Total revenue

Total revenue increased by $216.5 million to $1,142.4 million for the year ended December 31, 2021, from $925.9 million for the year ended December 31, 2020. The increase was broad based, but primarily driven by strong activity within the Oncology, Metabolic, Central Nervous System and other uncategorized therapeutic areas.

Total direct costs

Total direct costs increased by $167.0 million, to $814.2 million for the year ended December 31, 2021 from $647.2 million for the year ended December 31, 2020. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $80.4 million for the year ended December 31, 2021, compared to the same period in the prior year. The higher personnel costs portion, including severance, increased by $69.7 million in the year ended December 31, 2021, compared to the same period in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $16.3 million, to $108.4 million for the year ended December 31, 2021 from $92.2 million for the year ended December 31, 2020. The increase was primarily attributed to higher personnel costs to support the growth in service activities. Personnel costs, including severance, increased by $11.5 million in the year ended December 31, 2021, compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.6 million, to $21.1 million for the year ended December 31, 2021 from $19.5 million for the year ended December 31, 2020. The increase in depreciation and amortization was primarily related to increased depreciation related to Property and equipment, net.

Income tax provision

Income tax provision decreased by $3.1 million, to $20.0 million for the year ended December 31, 2021 from $23.1 million for the year ended December 31, 2020. The overall effective tax rates for the years ended December 31, 2021 and 2020 were 9.9% and 13.7%, respectively. The decrease in the income tax provision and overall effective rate was primarily attributable to an increase in excess tax benefits recognized from share-based compensation and increase in tax benefits related to Foreign Derived Intangible Income (FDII).

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our unsecured credit facility (as amended from time to time, the “Credit Facility”). As of December 31, 2021, we had cash and cash equivalents of $461.3 million, which primarily increased due to net cash provided by operations from the balance of $277.8 million as of December 31, 2020. Approximately $32.2 million of our cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of December 31, 2021.

On September 30, 2019, the Company entered into the Credit Facility consisting of up to a $50.0 million revolving line of credit (as amended from time to time, the “Line of Credit”). As of December 31, 2021, we had $49.8 million available for borrowing under the Credit Facility.

Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of December 31, 2021, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Consolidated Financial Statements, purchase commitments discussed in Note 12 of the Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue decreased 91 basis points to 2.5% in the year ended December 31, 2021. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt.

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

	Year Ended December 31,
Cash Flows (Amounts in thousands)	2021	2020
Net cash provided by operating activities	$263,327	$258,676
Net cash used in investing activities	(31,364)	(31,214)
Net cash used in financing activities	(44,453)	(82,282)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(3,972)	666
Increase in cash, cash equivalents, and restricted cash	$183,538	$145,846

Cash Flows from Operating Activities

Cash flows from operations are driven mainly by net income, noncash lease expense, depreciation, stock-based compensation expense, amortization of intangibles and net movement in advanced billings, accrued expenses, prepaid expenses and other current assets, and accounts receivable and unbilled, net. Accounts receivable and unbilled, net, and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.

Net cash flows provided by operating activities were $263.3 million for the year ended December 31, 2021 consisting of net income of $181.8 million. Adjustments to reconcile net income to net cash provided by operating activities were $14.8 million, primarily related to noncash lease expense of $16.3 million, depreciation of $16.0 million, stock-based compensation expense of $14.5 million, amortization of intangibles of $5.1 million, offset by a deferred income tax benefit of $37.1 million. Changes in operating assets and liabilities provided $66.7 million in operating cash flows and were primarily driven by increased advanced billings of $ 89.0 million and increased accrued expenses of $26.2 million, offset by increased accounts receivable and unbilled, net of $25.0 million, decreased lease liabilities of $15.6 million and increased prepaid expenses and other current assets of $9.1 million.

Net cash flows provided by operating activities were $258.7 million for the year ended December 31, 2020 consisting of net income of $145.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $47.0 million, primarily related to noncash lease expense of $13.9 million, stock-based compensation expense of $13.8 million, depreciation of $11.7 million, amortization of intangibles of $7.9 million, and deferred income tax provision of $0.5 million. Changes in operating assets and liabilities provided $66.3 million in operating cash flows and were primarily driven by increased advanced billings of $63.4 million and increased accrued expenses of $24.2 million, offset by decreased lease liabilities of $11.5 million and increased accounts receivable and unbilled, net of $5.5 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $31.4 million for the year ended December 31, 2021, primarily consisting of property and equipment expenditures.

Net cash used in investing activities was $31.2 million for the year ended December 31, 2020, primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $44.5 million for the year ended December 31, 2021, primarily related to $62.1 million in repurchases of common stock, offset by proceeds from stock options exercises of $17.6 million.

Net cash used in financing activities was $82.3 million for the year ended December 31, 2020, primarily related to $98.3 million in repurchases of common stock, offset by proceeds from stock options exercises of $16.0 million.

Share Repurchases

In 2018, the Board of Directors approved a stock repurchase program which has been amended several times to increase the aggregate amount of the stock repurchase authorization. In the first quarter of 2020, the Board of Directors approved an increase in the stock repurchase authorization by $50.0 million. In the fourth quarter of 2020, the Board approved the stock repurchase authorization up to $150.0 million. In the second quarter of 2021, the Board approved an increase of $150.0 million to the stock repurchase program bringing the total repurchase authorization up to $300.0 million. For the year ended December 31, 2021, the Company repurchased 377,783 shares for $62.1 million. For the year ended December 31, 2020, the Company repurchased 1,183,095 shares for $98.3 million. As of December 31, 2021, the Company has remaining authorization of $190.5 million remaining under the repurchases program.

As of February 10, 2022 the Company's Board of Directors approved an increase of $300 million to the Company's stock repurchase program.

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

Indebtedness

On September 30, 2019, Medpace Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., a wholly-owned subsidiary of the Company, as guarantor (the “Guarantor”), entered into the new loan agreement, which provides for an unsecured credit facility in an aggregate principal amount up to $50.0 million (as amended, the "Credit Facility"). The Credit Facility provides that outstanding balances will bear interest at a rate of LIBOR plus 100 basis points (1.00%). On March 30, 2020, the Company amended the Credit Facility to extend its expiration date to March 31, 2021 and add provisions for alternative interest rates when certain interbank market offered rates are not available. On March 29, 2021 the Company amended the Credit Facility expiration date to March 31, 2022. On December 27, 2021, the Company entered into Amendment No. 3 to the Credit Facility which extends the expiration date of the revolving credit note to March 31, 2023 and adds provisions for alternative rates of interest as a result of global reference rate initiatives and removes the ability to obtain advances in any currency other than U.S. Dollars. After the LIBOR cessation date of December 31, 2021, the Credit Facility will bear interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) and the benchmark replacement adjustment plus 100 basis points (1.00%).

The Credit Facility is guaranteed by the Guarantor and its material, direct or indirect wholly owned domestic subsidiaries, with certain exceptions, including where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. All of the obligations under the Credit Facility are unsecured.

The Credit Facility is subject to customary negative covenants. The Company was in compliance with all financial covenants as of December 31, 2021.

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

As of December 31, 2021, we had no indebtedness under the Credit Facility. As of December 31, 2021, we had $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

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

Revenue Recognition

We generally enter into contracts with customers to provide services ranging in duration from a few months to several years. The contract terms generally provide for payments based on a fixed-fee or unit-of-service arrangement. We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue on contracts is recognized, when or as we satisfy the contract performance obligations by transferring control of the services provided to the customer, at the amount that reflects the consideration to which we expect to be entitled in exchange for transferring those services. Our performance obligations are generally satisfied over time and recognized as work progresses.

Contract Assumptions

Accounting for contracts performed over a period of time involves the use of various assumptions to estimate total contract revenue and costs. We estimate expected costs to complete a contract and recognize contracted revenue over the life of the contract as those costs are incurred while performing our contracted obligations.

Cost estimates are based on a detailed project budget and are developed based on many variables, including, but not limited to, the scope of the work, labor productivity, the complexity of the study, the participating geographic locations and the Company’s historical experience. To assist with the estimation of costs expected at completion over the life of a project, regular contract reviews are performed in which performance to date is compared to the most current estimate to complete assumptions. The reviews include an assessment of costs incurred to date compared to expectations based on budget assumptions and other circumstances specific to the project. The total estimated costs necessary to complete is updated and any revisions to the existing cost estimate results in cumulative adjustments to the amount of revenue recognized in the period in which the revisions are identified. Because of the uncertainties inherent in estimating the costs necessary to fulfill contractual obligations, it is possible that estimates may change in the near term.

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

The recoverability of our deferred tax assets is estimated based on consideration of all available positive and negative evidence, including, but not limited to, our ability to generate a sufficient level of future taxable income, reversals of deferred tax liabilities (other than those with an indefinite reversal period), tax planning strategies and recent financial performance. The assessment of recoverability is performed on a jurisdiction by jurisdiction basis. Based on the analysis of the above factors, we determined that as of December 31, 2021 and 2020 a valuation allowance in the amount of $0.9 million and $0.6 million, respectively, was required relating to certain foreign operating loss carryforwards, and other deferred tax assets that are currently not expected to be realized. Differences in actual results compared to our estimates and changes in our assumptions could result in an adjustment to the valuation allowance in the future and would generally impact earnings or other comprehensive income depending on the nature of the respective deferred asset for which the valuation allowance exists.

We have recognized certain liabilities, including penalties and interest in the amount of $2.8 million as of December 31, 2021, within other long-term liabilities on the consolidated balance sheets. These relate to uncertain tax positions that are subject to various assumptions and judgment. Liabilities for these uncertain tax positions are assessed on a position by position basis. The calculation of these liabilities involves dealing with uncertainties in the application of complex tax regulations in both domestic and foreign jurisdictions. These positions may be subject to audit and review by tax authorities, and may result in future taxes, interest and penalties if we are unsuccessful in defending our positions. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively would result. To the extent that an unrecognized tax benefit is anticipated to be paid within one year of the balance sheet date, the Company will classify the unrecognized tax benefit within other short-term liabilities on the balance sheet.

As of December 31, 2021 and 2020, as a result of an updated analysis of future cash needs in the United States and opportunities for investment outside the United States, we assert that all foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. These undistributed earnings of foreign subsidiaries will support future growth in foreign markets and maintain current operating needs of foreign locations. We will continue to monitor our assertion related to investment of foreign earnings. See Note 11 of the Notes to Consolidated Financial Statements for further information regarding this assertion.

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

We estimate the fair value of our stock options utilizing the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions including: the expected stock price volatility, the calculation of the expected holding period of the award, the risk free interest rate and expected dividends on the underlying common stock. Due to the lack of Company specific historical and implied volatility data, our estimate of expected volatility is based upon a blended approach that utilizes the historical volatility of the Company's common stock for periods in which the Company has sufficient information and the historical volatility of a group of peer companies that are most representative of our company. The historical volatility is calculated based on a period of time commensurate with the expected holding period assumption. The holding period represents the period that our option awards are expected to be outstanding. We use the simplified method as prescribed by accounting guidance governing such awards, to calculate the expected term for options granted to employees as we do not have sufficient historical evidence data to provide a reasonable basis upon which to estimate the expected holding period. This simplified method utilizes the mid-point between the vesting date and the date of the contractual term. The risk free rate is based on extrapolated rates of U.S. Treasury bonds whose terms are consistent with the expected holding period of the stock options. We have assumed a dividend yield of zero as we have not historically paid any dividends on our common stock.

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

The following table summarizes the key weighted average assumptions used in the Black-Scholes-Merton option pricing model to calculate the fair value of options during the periods:

	Year Ended December 31,
	2021	2020	2019
Expected holding period - years	5.0	3.1	2.6
Expected volatility	34.3%	31.0%	26.3%
Risk-free interest rate	0.9%	1.0%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the table above reflect both grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting and reflect a fair value calculation for stock options outstanding in the period subject to liability-classified stock compensation accounting. As of December 31, 2021, all outstanding stock based awards were subject to equity classification.

The weighted average grant date fair value of employee stock options granted was $52.70, $15.19 and $14.06 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Foreign Currency Risk

We have business operations globally, and accordingly, we are exposed to foreign currency fluctuations that can affect our financial results. For the years ended December 31, 2021 and 2020, approximately 10.6% and 11.1%, respectively, of our revenue was derived from contracts denominated in currencies other than the U.S. dollar, whereas approximately 25.9% and 25.2% of our operational costs, including, but not limited to, salaries, wages and other employee benefits, were derived in foreign currencies. Of these exposures, approximately 78.5% and 79.7% of revenue denominated in foreign currencies and approximately 47.1% and 50.8% of operational costs denominated in foreign currencies were Euro denominated for the years ended December 31, 2021 and 2020, respectively. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. We recalculated our reported pre-tax income for the years ended December 31, 2021 and 2020 using foreign exchange rates that were 10% higher and 10% lower than actual exchange rates utilized during the year. When utilizing foreign exchange rates 10% higher than actual exchange rates, our pre-tax income for the years ended December 31, 2021 and 2020 is negatively impacted by approximately $12.3 million and $8.8 million, respectively. When utilizing foreign exchange rates 10% lower than actual exchange rates, our pre-tax income for the years ended December 31, 2021 and 2020 is positively impacted by approximately $12.3 million and $8.8 million, respectively.

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

We generally do not require collateral or other securities to support customer receivables. In the years ended December 31, 2021 and 2020, credit losses have been immaterial and within our expectations. Moreover, in many cases we require advance payment from our customers for a portion of the study contract price upon the signing of a service contract which helps to mitigate credit risk. As of the years ended December 31, 2021 and 2020, there were no major customers accounting for more than 10% of our accounts receivable and unbilled, net.

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

Interest Rates

We have no outstanding long-term debt as of December 31, 2021. We therefore no longer have meaningful interest rate risk. However, if the need for additional liquidity arises and we utilize our Credit Facility, interest rates could have a material adverse effect on our operations or financial condition.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making these assessments, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment and the criteria in the COSO framework, management has concluded that the Company’s internal control over financial reporting as of December 31, 2021 was effective.

The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Medpace Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medpace Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Clinical Research– Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes contract revenue over the contract term as the service progresses, as the transfer of control to the customer is continuous. Substantially all of the Company’s clinical research contracts consist of a single performance obligation as the promise to transfer individual services described in the contracts are not separately identifiable from other promises in the contracts, and therefore not distinct. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating costs to complete a contract for the performance obligation, which includes direct costs, reimbursable out-of-pocket costs, and reimbursable investigator site payments. Contract costs are recognized as incurred, and revenue recognition is based on cost incurred to date for the services provided compared to the total estimated costs to complete a contract.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of costs to complete a contract for the performance obligation used to recognize revenue for clinical research contracts included the following, among others:

•
We tested the effectiveness of controls over revenue recognized throughout the contract term, including management’s controls over estimates of future services to be delivered and costs to be incurred under the contract.
•
We selected a sample of contracts and performed the following:
o
Evaluated whether the contracts were properly included in management’s calculation of contract revenue based on the terms and conditions of each selected contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
o
Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any pricing modifications and scope changes that were agreed upon with the customers.
o
Tested management’s identification of distinct performance obligations by evaluating whether the progress of performance completed or delivered to date compared to total services to be delivered under the terms of the arrangement.
o
Evaluated estimates of costs to complete a contract for the performance obligation by:
▪
Comparing costs incurred to date to the costs management estimated to be incurred to date.
▪
Evaluating management’s ability to achieve the estimates of total contract cost by performing corroborating inquiries with the Company’s project managers and financial analysts, and comparing the estimates to management’s work plans and cost estimates.
o
Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•
We selected a sample of costs related to performance obligations and tested the accuracy and completeness of those costs incurred during the year.
•
We selected a sample of contracts and evaluated management’s ability to estimate total contract costs accurately by comparing actual costs to management’s historical estimates

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 15, 2022

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Medpace Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Medpace Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 15, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 15, 2022

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)
	As Of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$461,304	$277,766
Accounts receivable and unbilled, net (includes $2.7 million and $2.6 million with related parties at December 31, 2021 and 2020, respectively)	186,432	160,962
Prepaid expenses and other current assets	43,176	34,923
Total current assets	690,912	473,651
Property and equipment, net	93,153	85,017
Operating lease right-of-use assets	129,558	113,809
Goodwill	662,396	662,396
Intangible assets, net	41,360	46,474
Deferred income taxes	25,134	536
Other assets	17,422	8,794
Total assets	$1,659,935	$1,390,677
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.3 million and $0.2 million with related parties at December 31, 2021 and 2020, respectively)	$25,678	$26,552
Accrued expenses	159,286	134,367
Advanced billings (includes $8.3 million and $6.5 million with related parties at December 31, 2021 and 2020, respectively)	344,641	255,664
Other current liabilities	27,612	23,527
Total current liabilities	557,217	440,110
Operating lease liabilities	130,965	115,143
Deferred income tax liability	1,080	13,551
Other long-term liabilities	17,745	16,094
Total liabilities	707,007	584,898
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at December 31, 2021 and 2020, respectively; 36,006,778 and 35,519,989 shares issued and outstanding at December 31, 2021 and 2020, respectively	360	355
Treasury stock - 180,000 and 185,000 shares at December 31, 2021 and 2020, respectively	(5,427)	(5,578)
Additional paid-in capital	727,857	695,904
Retained earnings	234,984	115,229
Accumulated other comprehensive loss	(4,846)	(131)
Total shareholders’ equity	952,928	805,779
Total liabilities and shareholders’ equity	$1,659,935	$1,390,677

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue, net (includes $34.5 million, $15.9 million and $18.9 million with related parties for the years ended December 31, 2021, 2020 and 2019, respectively)	$1,142,377	$925,925	$860,969
Operating expenses:
Direct service costs, excluding depreciation and amortization	441,090	354,426	321,006
Reimbursed out-of-pocket expenses	373,132	292,773	294,266
Total direct costs	814,222	647,199	615,272
Selling, general and administrative	108,421	92,156	95,245
Depreciation	16,005	11,652	8,360
Amortization	5,114	7,876	14,829
Total operating expenses	943,762	758,883	733,706
Income from operations	198,615	167,042	127,263
Other income (expense), net:
Miscellaneous income (expense), net	3,342	1,183	(863)
Interest (expense) income, net	(105)	307	(1,568)
Total other income (expense), net	3,237	1,490	(2,431)
Income before income taxes	201,852	168,532	124,832
Income tax provision	20,004	23,148	24,389
Net income	$181,848	$145,384	$100,443
Net income per share attributable to common shareholders:
Basic	$5.06	$4.07	$2.79
Diluted	$4.81	$3.84	$2.67
Weighted average common shares outstanding:
Basic	35,862	35,635	35,881
Diluted	37,697	37,708	37,576

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$181,848	$145,384	$100,443
Other comprehensive (loss) income
Foreign currency translation adjustments, net of taxes	(4,715)	2,610	(224)
Comprehensive income	$177,133	$147,994	$100,219

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2018	$356	$(6,030)	$639,381	$(41,487)	$(2,517)	$589,703
Impact to Retained Earnings from adoption of ASU 2016-02				9,153		9,153
BALANCE — January 1, 2019	356	(6,030)	639,381	(32,334)	(2,517)	598,856
Net income				100,443		100,443
Foreign currency translation					(224)	(224)
Stock-based compensation expense			20,741			20,741
Stock options exercised	4		6,463			6,467
BALANCE — December 31, 2019	$360	$(6,030)	$666,585	$68,109	$(2,741)	$726,283
Net income				145,384		145,384
Foreign currency translation					2,610	2,610
Stock-based compensation expense			13,784			13,784
Stock options exercised	5	452	15,535			15,992
Repurchases of common stock	(10)			$(98,264)		(98,274)
BALANCE — December 31, 2020	$355	$(5,578)	$695,904	$115,229	$(131)	$805,779
Net income				181,848		181,848
Foreign currency translation					(4,715)	(4,715)
Stock-based compensation expense			14,469			14,469
Stock options exercised	8	151	17,484			17,643
Repurchases of common stock	(3)			$(62,093)		(62,096)
BALANCE — December 31, 2021	$360	$(5,427)	$727,857	$234,984	$(4,846)	$952,928

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$181,848	$145,384	$100,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,005	11,652	8,360
Amortization	5,114	7,876	14,829
Stock-based compensation expense	14,469	13,784	20,741
Amortization of debt issuance costs and discount	-	-	954
Noncash lease expense	16,288	13,924	9,949
Deferred income tax (benefit) provision	(37,112)	527	10,050
Amortization and adjustment of deferred credit	(668)	(706)	(801)
Other	676	(22)	1,754
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(24,982)	(5,530)	(21,256)
Prepaid expenses and other current assets	(9,134)	(3,724)	(7,381)
Accounts payable	1,866	(2,597)	4,730
Accrued expenses	26,156	24,231	21,824
Advanced billings	88,977	63,407	44,584
Lease liabilities	(15,632)	(11,506)	(9,034)
Other assets and liabilities, net	(544)	1,976	2,121
Net cash provided by operating activities	263,327	258,676	201,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(28,271)	(31,340)	(17,912)
Other	(3,093)	126	(1,232)
Net cash used in investing activities	(31,364)	(31,214)	(19,144)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	17,643	15,992	6,520
Repurchases of common stock	(62,096)	(98,274)	-
Payment of debt	-	-	(80,438)
Net cash used in financing activities	(44,453)	(82,282)	(73,918)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,972)	666	(167)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	183,538	145,846	108,638
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	277,766	131,920	23,282
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$461,304	$277,766	$131,920
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash paid during the period for income taxes	$56,243	$23,105	$13,235
Cash paid during the period for interest	$123	$104	$1,489
Acquisition of property and equipment—non-cash	$6,352	$18,980	$2,529

See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, and for the Years Ended December 31, 2021, 2020 and 2019

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

Share Repurchases

In 2018, the Board of Directors approved a stock repurchase program which has been amended several times to increase the aggregate amount of the stock repurchase authorization. In the first quarter of 2020, the Board of Directors approved an increase in the stock repurchase authorization by $50.0 million. In the fourth quarter of 2020, the Board approved the stock repurchase authorization up to $150.0 million. In the second quarter of 2021, the Board approved an increase of $150.0 million to the stock repurchase program bringing the total repurchase authorization up to $300.0 million. For the year ended December 31, 2021, the Company repurchased 377,783 shares for $62.1 million. For the year ended December 31, 2020, the Company repurchased 1,183,095 shares for $98.3 million. As of December 31, 2021, the Company has remaining authorization of $190.5 million remaining under the repurchases program.

As of February 10, 2022 the Company's Board of Directors approved an increase of $300 million to the Company's stock repurchase program.

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

Separately, net realized gains and losses on foreign currency transactions are included in Miscellaneous income (expense), net, on the consolidated statements of operations. Foreign currency transactions resulted in a net gain/(loss) of $2.8 million, $0.5 million, and ($0.6) million during the years ended December 31, 2021, 2020, and 2019, respectively.

Revenue Recognition

The Company generally enters into contracts with customers to provide services ranging in duration from a few months to several years. The contract terms generally provide for payments based on a fixed fee or unit-of-service arrangement. The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue on contracts is recognized when or as the Company satisfies the contract performance obligations, at the amount that reflects the Company’s cumulative progress toward delivery of the performance obligation. This progress assessment is applied to the amount of consideration to which the Company expects to be paid for delivery of the performance obligation. The Company’s performance obligations are generally satisfied over time and related revenue is recognized as services are provided to meet these obligations.

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

Certain contracts contain volume rebate arrangements with our customers that provide for rebates if certain specified spending thresholds are met. These obligations are considered as a reduction in revenue when it appears probable that the arrangement thresholds will be met, which can be at contract inception. Total revenue is presented net of rebates of $7.2 million, $4.8 million and $6.2 million in the consolidated statements of operations during the years ended December 31, 2021, 2020 and 2019, respectively.

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

As of December 31, 2021 and 2020, the Company had approximately $2.1 billion and $1.6 billion of performance obligations remaining to be performed for active projects.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The cash and cash equivalent balances are held and maintained with financial institutions with reputable credit ratings and, consequently, the Company believes that such funds are subject to minimal credit risk.

The Company generally does not require collateral or other securities to support customer receivables. In the years ended December 31, 2021, 2020 and 2019, credit losses have been immaterial and within management’s expectations. At December 31, 2021 and 2020, there were no customers accounting for more than 10% of the Company’s accounts receivable.

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

Advertising expenses are recorded as a component of Selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expenses of $1.2 million, $0.7 million and $0.7 million were incurred during the years ended December 31, 2021, 2020 and 2019, respectively.

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

Equity Awards

In connection with the Company's initial public offering (IPO), the Board approved the formation of the 2016 Incentive Award Plan (the “2016 Plan”), which replaced our 2014 Equity Incentive Plan (the “2014 Plan”). The 2016 Plan provides for long-term equity incentive compensation for key employees, officers and non-employee directors. A variety of discretionary awards (collectively, the “Awards”) for employees and non-employee directors are authorized under the 2016 Plan, including vested common shares, stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), or other cash based or stock dividend equivalent awards. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the 2016 Plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the market price of our common stock at the date of grant and option terms are not expected to exceed ten years. All outstanding Awards under the 2016 Plan are equity classified awards.

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

Net Income Per Share

Basic and diluted earnings or loss per share (EPS) are computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company’s RSAs are considered participating securities because they are legally issued at the date of grant and holders are entitled to receive non-forfeitable dividends during the vesting term.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except for earnings per share):

	Year Ended December 31,
	2021	2020	2019
Weighted-average shares:
Common shares outstanding	35,862	35,635	35,881
RSAs	90	112	100
Total weighted-average shares	35,952	35,747	35,981
Earnings per common share—Basic
Net income	$181,848	$145,384	$100,443
Less: Undistributed earnings allocated to RSAs	(458)	(459)	(279)
Net income available to common shareholders—Basic	$181,390	$144,925	$100,164

Net income per common share—Basic	$5.06	$4.07	$2.79

Basic weighted-average common shares outstanding	35,862	35,635	35,881
Effect of diluted shares	1,835	2,073	1,695
Diluted weighted-average shares outstanding	37,697	37,708	37,576

Net income per common share—Diluted	$4.81	$3.84	$2.67

For the years ended December 31, 2021, 2020 and 2019, the computation of diluted EPS excludes the effect of (in thousands) 9, 204 and 248 stock options, respectively, due to each respective period’s average fair value of the Company’s common stock not exceeding the exercise prices.

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

The Company does not have any recurring fair value measurements as of December 31, 2021. There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2021, 2020 and 2019.

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

Leases

The Company enters into contracts to lease facilities and equipment to be used in its operations. At contract inception, the Company determines whether a contract contains a lease within the scope of Accounting Standard Codification Topic 842, Leases (ASC 842), and determines the appropriate classification of the lease as either operating or finance.

Contracts containing operating leases are recorded on the consolidated balance sheets within Operating lease right-of-use (ROU) assets, Other current liabilities, and Operating lease liabilities. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term as of the lease commencement date. In addition, operating ROU assets also include lease payments made and exclude lease incentives and initial direct costs incurred. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term within Total direct costs and Selling, general, and administrative expenses. Variable lease costs are primarily related to adjustments for inflation, common area maintenance and property tax and are recognized within Total direct costs and Selling, general and administrative expenses.

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

Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. The carrying value of goodwill is reviewed at least annually for impairment, or as indicators of potential impairment are identified, at the reporting unit level. The reporting units are Phase I-IV clinical research services and Laboratories as of December 31, 2021.

The Company performs its annual impairment tests during the fourth quarter each year, comparing the fair value of each of our reporting units with its carrying amount, inclusive of goodwill. A goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Fair value is estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method. There was no indication of impairment related to goodwill based on the fourth quarter 2021 assessment.

Intangible Assets

The Company has an indefinite lived intangible asset related to its trade name. The carrying value of the trade name asset is reviewed at least annually for impairment, or as indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation. There was no indication of impairment related to the trade name asset based on the fourth quarter 2021 assessment.

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

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards

In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance" which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity's financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

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

Accounts receivable and unbilled, net consisted of the following at December 31 (in thousands):

	2021	2020
Accounts receivable	$150,496	$137,912
Unbilled receivables	36,107	23,396
Less: allowance for doubtful accounts	(171)	(346)
Total accounts receivable and unbilled, net	$186,432	$160,962

Contract Liabilities

Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized. During the year ended December 31, 2021, the Company recognized approximately $221.7 million of revenue that was included in the Advanced billings balance at the beginning of the year.

Advanced billings consisted of the following at December 31 (in thousands):

	2021	2020
Advanced billings	$344,641	$255,664

A rollforward of allowance for doubtful account activity is as follows:

	Year Ended December 31,
	2021	2020	2019
Allowance for doubtful accounts - beginning balance	$(346)	$(583)	$(1,032)
Current year provision	(11)	(167)	(263)
Write-offs, recoveries and the effects of foreign currency exchange	186	404	712
Allowance for doubtful accounts - ending balance	$(171)	$(346)	$(583)

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31 (in thousands):

	2021	2020
Land	$2,446	$2,492
Equipment	27,976	24,049
Furniture, fixtures, and leasehold improvements	66,295	61,238
Computer hardware, software, and phone equipment	23,308	18,111
Buildings	13,770	14,309
Construction-in-progress	10,459	3,926
Property and equipment at cost	144,254	124,125
Less: Accumulated depreciation	(51,101)	(39,108)
Property and equipment, net	$93,153	$85,017

Depreciation expense was $16.0 million, $11.7 million and $8.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Total assets carried on the balance sheet and not remeasured to fair value on a recurring basis, identified as Level 3 measurements, as of December 31, 2021 are $694.0 million, comprised of $662.4 million of goodwill and $31.6 million of identified indefinite-lived intangible assets. Accumulated goodwill impairment losses to date amounts to $9.3 million, all of which was recognized in the year ended December 31, 2015.

Intangible Assets, Net

Intangible assets, net consisted of the following at December 31 (in thousands):

	2021	2020
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(135,337)	(130,223)
Total finite-lived intangible assets, net	9,714	14,828
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$41,360	$46,474

As of December 31, 2021, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
2022	$3,353
2023	2,199
2024	1,443
2025	946
2026	620
Later years	1,153
$9,714

6. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31 (in thousands):

	2021	2020
Employee compensation and benefits	$57,846	$40,208
Project related reimbursable expenses	91,839	87,092
Other	9,601	7,067
Total accrued expenses	$159,286	$134,367

7. DEBT

On September 30, 2019 (the “Closing Date”), the Company obtained an unsecured credit facility in an aggregate principal amount up to $50.0 million (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).

On the Closing Date, the Borrower and lender entered into a Loan Agreement (the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. The Loan Agreement provides that outstanding balances under the Credit Facility will bear interest at a rate of LIBOR plus 100 basis points (1.00%). On March 30, 2020, the Company amended the Credit Facility to extend its expiration date to March 31, 2021 and add provisions for alternative interest rates when certain interbank market offered rates are not available. On March 29, 2021 the Company amended the Credit Facility expiration date to March 31, 2022. On December 27, 2021, the Company entered into Amendment No. 3 to the Credit Facility, which extends the expiration date of the revolving credit note to March 31, 2023 and adds provisions for alternative rates of interest as a result of global reference rate initiatives and removes the ability to obtain advances in any currency other than U.S. Dollars. After the LIBOR cessation date of December 31, 2021, the Credit Facility will bear interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) and the benchmark replacement adjustment plus 100 basis points (1.00%).

The Loan Agreement contains other customary loan terms, representations and warranties, and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Loan Agreement contains certain events of default, including, among others, non-payment of principal or interest and breach of the covenants.

As of December 31, 2021 and 2020, respectively, there were no outstanding borrowings under the Credit Facility and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

8. LEASES

The Company enters into leases for real estate and equipment. Real estate leases are for our corporate office space and laboratories around the world. Real estate leases have remaining lease terms of less than one year to 19 years.

Many of the Company’s leases include options to extend the leases on a month to month basis or for set periods for up to 20 years. Many leases also include options to terminate the leases within one year or per other contractual terms.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$23,873	$19,842
Variable lease cost	$6,627	$5,335

Supplemental cash flow information related to the leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,266	$13,956

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	33,133	73,905

Supplemental balance sheet information related to the leases was as follows at December 31 (in thousands):

	2021	2020
Operating lease right-of-use assets	$129,558	$113,809

Other current liabilities	$16,276	$15,890
Operating lease liabilities	130,965	115,143
Total operating lease liabilities	$147,241	$131,033

Weighted Average Remaining Lease Term (years)
Operating leases	12.0	12.9
Weighted Average Discount Rate
Operating leases	5.5%	5.9%

Lease payments due related to lease liabilities as of December 31, 2021 were as follows (in thousands):

	Related Party	Non-Related Parties	Total
	Operating Leases	Operating Leases	Operating Leases
2022	$10,899	$12,293	$23,192
2023	11,025	11,093	22,118
2024	11,154	7,971	19,125
2025	11,286	6,049	17,335
2026	11,422	4,706	16,128
Later years	106,988	6,147	113,135
Total lease payments	162,774	48,259	211,033
Less: imputed interest	(58,989)	(4,803)	(63,792)
Total	$103,785	$43,456	$147,241

As of December 31, 2021, we have several additional leases with contractual obligations, which have not yet commenced, with future payments of $12.2 million.

9. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

2016 Incentive Award Plan

On August 11, 2016 in connection with the Company's IPO, the Board approved the formation of the 2016 Incentive Award Plan (the “2016 Plan”), which replaced our 2014 Equity Incentive Plan (the “2014 Plan”). The 2016 Plan provides for long-term equity incentive compensation for key employees, officers and non-employee directors. A variety of discretionary awards (collectively, the “Awards”) for employees and non-employee directors are authorized under the 2016 Plan, including vested shares, stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), or other cash based or stock dividend equivalent awards, which are all equity-classified instruments under the 2016 Plan. The number of shares registered and available for grant under the 2016 Plan is 6,000,000. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the 2016 Plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the market price of the Company’s common stock at the date of grant and option terms are not expected to exceed ten years.

The Company granted 374,235 awards to employees under the 2016 Incentive Award Plan during the year ended December 31, 2021, consisting of 74,725 RSU and 205,086 stock option awards vesting after four and a half years, 27,854 RSU and 9,000 stock option awards vesting after four years, and 57,570 stock option awards vesting after two years. The Company granted an additional 10,932 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the year ended December 31, 2021. These awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

The Company granted 405,237 awards to employees under the 2016 Incentive Award Plan during the year ended December 31, 2020, consisting of 20,724 RSA and 177,808 RSU vesting after four years, 4,800 stock option awards and 2,500 RSU vesting after three years and 199,405 fully-vested stock option awards. The Company granted an additional 23,148 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the year ended December 31, 2020. These awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

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

The Company satisfies stock option exercises and vested stock awards with treasury shares or newly issued shares. Shares available for future stock compensation grants under the 2016 Plan totaled 2.6 million and 2.9 million at December 31, 2021 and 2020, respectively.

2014 Equity Incentive Plan

The 2014 Plan for employees and directors provided the issuance of vested shares, stock options, RSAs and RSUs in Medpace Holdings, Inc.’s common stock. The awards were granted to key employees as additional compensation for services rendered and as a means of retention over the vesting period, typically three to four years. RSAs awarded under the 2014 Plan were subject to automatic forfeiture upon departure until vested and entitle the shareholder to all rights of common stock ownership except that they may not be sold, transferred, pledged or otherwise disposed of during the restriction period, except as noted in the following paragraph. The 2014 Plan allowed for the issuance of non-qualified stock options to employees, officers, and directors under this plan. Under the 2014 Plan, options could be granted with an exercise price equal to or greater than the fair value of common stock at the grant date as determined by the Board of Directors. The stock options, if unexercised, expired seven years from the date of grant. The awards under the 2014 Plan were equity classified instruments for all periods presented.

In the third quarter of 2019, Medpace Investors, LLC (“MPI”), a related party to the Company, filed a Tender Offer Statement (“Tender Offer”) offering to purchase, for cash, vested stock options of employee holders of options outstanding from the 2014 Plan. The Tender Offer resulted in the tender and purchase of 229,431 vested options from employee holders of options by MPI. Under generally accepted accounting guidance governing such transactions, because the Tender Offer was made by an economic interest holder in the Company, this transaction is accounted for as a settlement of vested options and a reissuance of options at fair value as of the transaction date. Expense related to the reissuance of options to MPI is included as stock-based compensation expense of $5.1 million within Selling, general and administrative expenses during the year ended December 31, 2019.

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

The following table sets forth the key weighted-average assumptions used in the BSM Model to calculate the fair value of options:

	Year Ended December 31,
	2021	2020	2019
Expected holding period - years	5.0	3.1	2.6
Expected volatility	34.3%	31.0%	26.3%
Risk-free interest rate	0.9%	1.0%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the table above reflect grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting.

The expected holding period represents the period of time the grants are expected to be outstanding. The Company uses the simplified method, as prescribed by accounting guidance governing such awards, to calculate the expected holding period for options granted to employees as we do not have sufficient historical evidence data to provide a reasonable basis upon which to estimate the expected holding period. For options valued by the Company for the years ended December 31, 2021, 2020 and 2019, respectively, the expected holding period is based on an average between the midpoint of the vesting date and the expiration date of the options.

Due to the lack of Company specific historical and implied volatility data, our estimate of expected volatility is based upon a blended approach that utilizes the historical volatility of the Company's common stock for periods in which the Company has sufficient information and the historical volatility of a group of peer companies that are most representative of our company.

The risk-free interest rate is based on the yield on U.S. Treasury obligations with remaining durations equal to the expected holding period of the options. The expected dividend yield is assumed to be zero based on recent and anticipated dividend activity.

Subsequent to the Company’s IPO in August 2016, the fair value of common stock is based upon the market price of the Company’s common stock on the date of grant as listed on the NASDAQ. Due to the absence of an active market for the Company’s common stock prior to the IPO, the Company determined the fair value of restricted shares by obtaining an independent valuation of the fair value of the Company’s equity, applying a discount for lack of marketability, and then calculating the implied share price. The fair value of the Company was estimated primarily using an income approach which is based on assumptions and estimates made by management and, secondarily, using other market-related factors in current industry trends as well as observed transaction values. In determining the estimated future cash flows used in the income approach, the Company developed and applied certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions, including market-participant considerations. Significant assumptions utilized in the income approach were based on company specific information and projections, which were not observable in the market and are thus considered Level 3 measurements by authoritative guidance. The discount for lack of marketability (the “Marketability Discount”) was applied to reflect what a market participant would consider in relation to the post-vesting restrictions imposed regarding the inability to sell, transfer, or pledge the shares during the restriction period. The Marketability Discount was estimated by using the BSM Model to calculate the cost of a theoretical put option to hedge the fluctuation in value of the investment between the valuation date and an anticipated liquidity date.

The following table summarizes the grant date fair values of stock options and restricted shares issued during the period as well as the allocation of stock-based compensation expense to Total direct costs, and Selling, general and administrative reported in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
Weighted average, grant date fair value
Stock options	$52.70	$15.19	$14.06
Restricted shares (RSAs and RSUs)	$174.94	$98.61	$60.53

Stock-based compensation expense allocated to:
Total direct costs	$9,345	$7,781	$6,999
Selling, general, and administrative	5,124	6,003	13,742
Total stock-based compensation expense	$14,469	$13,784	$20,741

Award Activity

The following table sets forth the Company’s stock option activity:

	Year Ended December 31,
	2021		2020		2019
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding - beginning of Period	2,500,727	$43.26	3,030,071	$34.50	2,945,040	$24.18
Granted	282,588	$168.34	227,353	$105.77	859,960	$54.97
Exercised	(745,572)	$23.67	(637,806)	$25.07	(399,368)	$16.19
Cancelled/Forfeited	(32,283)	$50.64	(118,891)	$37.16	(375,561)	$19.91
Expired	(12,545)	$14.41	-	$-	-	$-
Outstanding - end of period	1,992,915	$68.39	2,500,727	$43.26	3,030,071	$34.50

Exercisable - end of period	1,290,627	$56.43	1,498,829	$48.99	1,435,088	$38.62

The following table sets forth the Company’s Restricted Share activity:

	Year Ended December 31,
	2021	2020	2019
	Shares/Units	Shares/Units	Shares/Units
Outstanding and unvested - beginning of period	695,562	569,770	421,200
Granted	102,579	201,032	227,610
Vested	(119,000)	-	-
Forfeited	(76,954)	(75,240)	(79,040)
Outstanding and unvested - end of period	602,187	695,562	569,770

Cumulative vested shares - end of period	2,032,916	1,913,916	1,913,916

The following table summarizes information about stock options expected to vest, stock options exercisable, and unvested restricted share awards expected to vest at December 31, 2021:

	Weighted Average			Weighted Average
	Exercise	Stock	Restricted	Remaining
	Price	Options	Shares/Units	Life (Years)
Number of stock options expected to vest	$68.39	1,992,915	-	3.4
Number of restricted shares/units expected to vest			602,187
Total expected to vest		1,992,915	602,187
Total stock options exercisable	$56.43	1,290,627	-	2.9
Unrecognized compensation cost (in thousands)		$12,329	$27,435
Weighted average years over which unrecognized compensation cost will be recognized		3.2	2.9

The following table sets forth the aggregate intrinsic value of stock options exercised, the fair values of awards vested, and share based liabilities settled during the respective periods (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total intrinsic value of stock options exercised	$104,695	$57,927	$19,807
Total grant-date fair value of stock options vested	$5,185	$6,833	$12,117
Total grant-date fair value of restricted shares vested	$3,796	$-	$-
Total settlement date fair value of restricted shares vested	$22,321	$-	$-

The actual tax benefits recognized related to stock-based compensation totaled $20.9 million, $11.7 million and $5.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
10. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan that covers substantially all U.S. employees. Participants can elect to contribute up to 50% of their eligible earnings on a pre-tax basis, subject to Internal Revenue Service annual limitations.

The U.S.-based plan offers a year-end employer matching contribution, requiring the participant to be an employee at year-end to qualify for the match. Participants with one year or more of service are eligible for the matching contribution. Participants fully vest in the employer contributions after three years of service. The employer contribution represents a percentage of a participant’s eligible compensation. The Company’s 401(k) Plan costs were $4.3 million, $3.7 million and $3.1 million during the years ended December 31, 2021, 2020 and 2019, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.

The Company has various defined contribution arrangements for eligible employees of non-U.S. entities. These defined contribution arrangements provide employees with retirement savings and life insurance benefits. The Company incurred expenses related to these arrangements of $1.9 million, $1.5 million and $1.2 million in the years ended December 31, 2021, 2020 and 2019, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.

The Company is also required to pay certain minimum statutory post-employment benefits. The Company recognizes a liability and the associated expense for these benefits when it is probable that employees are entitled to the benefit.

11. INCOME TAXES

The Company files income tax returns for U.S. federal and various U.S. states, as well as various foreign jurisdictions. The liabilities for unrecognized tax benefits are carried in other long-term liabilities on the consolidated balance sheets if the payment of cash is not anticipated within one year of the balance sheet date. To the extent that an unrecognized tax benefit is anticipated to be paid within one year of the balance sheet date, the Company classifies the unrecognized tax benefit within other short-term liabilities on the balance sheet.

The components of income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$187,535	$158,432	$117,326
Foreign jurisdictions	14,317	10,100	7,506
Income before income taxes	$201,852	$168,532	$124,832

Income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2021
U.S. Federal	$46,138	$(32,677)	$13,461
U.S. state and local	8,405	(3,622)	4,783
Foreign jurisdictions	2,580	(820)	1,760
	$57,123	$(37,119)	$20,004

Year ended December 31, 2020
U.S. Federal	$16,405	$436	$16,841
U.S. state and local	4,588	95	4,683
Foreign jurisdictions	1,586	38	1,624
	$22,579	$569	$23,148

Year ended December 31, 2019
U.S. Federal	$10,577	$8,922	$19,499
U.S. state and local	1,761	987	2,748
Foreign jurisdictions	2,023	119	2,142
	$14,361	$10,028	$24,389

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows (in thousands):

	Year Ended December 31,
	2021		2020		2019
Income tax expense calculated at the federal statutory rate	$42,389	21.0%	$35,392	21.0%	$26,215	21.0%
Effect of:
State and local taxes, net of federal benefit	3,698	1.8	2,639	1.6	2,021	1.6
Tax on foreign earnings, net of tax credits and deductions	(3,113)	(1.5)	(1,773)	(1.1)	593	0.4
Deferred credit	(667)	(0.3)	(700)	(0.4)	(802)	(0.6)
Permanent items:
Stock-based awards	(19,042)	(9.5)	(10,019)	(5.9)	(3,011)	(2.4)
Deduction for FDII	(4,860)	(2.4)	(2,593)	(1.5)	(2,283)	(1.8)
Other	(364)	(0.2)	144	0.1	964	0.8
State/Local tax credits	(976)	(0.5)	(780)	(0.5)	(793)	(0.6)
Change in liability for uncertain tax positions	2,349	1.2	1,120	0.7	1,325	1.0
Other	590	0.3	(282)	(0.3)	160	0.1
	$20,004	9.9%	$23,148	13.7%	$24,389	19.5%

Prior to the passage of the Tax Cuts and Jobs Act of 2017 ("TCJA"), the Company asserted that all of the undistributed foreign earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Beginning in 2018, the TCJA provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. As of December 31, 2021, the Company’s accounting position is that unremitted foreign earnings are indefinitely reinvested. Therefore, the Company has not recorded deferred foreign withholding taxes on the unremitted foreign earnings and it is not practicable to determine the amount of the additional taxes that would result if these earnings were repatriated. The undistributed earnings of foreign subsidiaries was approximately $37.6 million for the year ended December 31, 2021.

Components of the Company’s net deferred tax asset (liability) included in the consolidated balance sheets consisted of the following at December 31 (in thousands):

	2021	2020
Deferred tax assets:
Accrued liabilities	$21,028	$16,634
Depreciation and amortization	989	881
Foreign operating loss carryforward	386	311
Advanced billings	37,226	-
Other	1,148	246
Valuation allowance	(850)	(578)
Total deferred tax assets	59,927	17,494

Deferred tax liabilities:
Depreciation and amortization	(34,065)	(26,119)
Prepaid expenses	(1,292)	(829)
Advanced billings	-	(3,513)
Other	(516)	(48)
Total deferred tax liabilities	(35,873)	(30,509)
Net deferred tax asset (liability)	$24,054	$(13,015)

The Company has foreign operating loss carryforwards for which a deferred tax asset of $0.4 million has been established as of December 31, 2021. The Company has a valuation allowance of $0.3 million against this deferred tax asset as of December 31, 2021 based upon its assessment that it is more likely than not that this amount will not be realized. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. Approximately 12% of the foreign net operating loss carryforwards can be utilized over an indefinite period whereas the remainder will expire at various times from 2023 to 2031 if not utilized.

Annual activity related to the Company’s valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning Balance	$578	$755	$169
Additions charged to expense	305	-	375
Additions due to asset acquisition	-	-	265
Reductions from utilization, reassessments and expirations	(33)	(177)	(54)
Ending Balance	$850	$578	$755

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning Balance	$10,691	$9,718	$8,525
Increases in tax positions for prior years	1,253	-	-
Decreases in tax positions for prior years	(223)	(181)	(888)
Increases in tax positions for current year	3,098	2,881	2,081
Lapse in statute of limitations	(1,035)	(1,727)	-
Ending Balance	$13,784	$10,691	$9,718

Interest and penalties associated with uncertain tax positions are recognized as components of Income tax provision in the consolidated statements of operations. There was no material change to tax-related interest and penalties during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, respectively, the Company has a liability for interest and penalties of $2.8 million and $2.1 million that is associated with related tax liabilities of $11.0 million and $8.6 million for uncertain tax positions.

The Company operates in various foreign, state and local jurisdictions. The number of tax years for which the statute of limitations remains open for foreign, state and local jurisdictions varies by jurisdiction and is approximately four years (2017 through 2021). For federal tax purposes, the Company’s open tax years are 2018 through 2021.

12. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Legal Proceedings

Medpace periodically becomes involved in various claims and lawsuits that are incidental to its business. Management believes, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows for the years ended December 31, 2021, 2020 and 2019.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $12.1 million as of December 31, 2021. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2027.

13. MISCELLANEOUS INCOME (EXPENSE), NET

Miscellaneous income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net gain (loss) on foreign-currency transactions	$2,779	$514	$(581)
Other income (expense)	563	669	(282)
Miscellaneous income (expense), net	$3,342	$1,183	$(863)

14. RELATED PARTY TRANSACTIONS

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.2 million existed at December 31, 2021 and 2020, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreements

Cymabay Therapeutics, Inc. (“Cymabay”)

Cymabay is a clinical-stage biopharmaceutical company developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. A Medpace employee was a member Cymabay’s board of directors from the first quarter of 2016 until his resignation in the first quarter of 2020. The Company and Cymabay entered into a Master Service Agreement (“MSA”) dated October 21, 2016. Subsequently, the Company and Cymabay have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from Cymabay of $13.2 million during the year ended December 31, 2019, in the Company’s consolidated statements of operations.

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers and/or have equity investments in LIB. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $11.8 million, $2.6 million and $2.0 million during the years ended December 31, 2021, 2020 and 2019, respectively, in the Company’s consolidated statement of operations. As of December 31, 2021 and 2020, the Company had, from LIB, Advanced billings of $2.9 million and $0.7 million in the consolidated balance sheets, respectively. In addition, the Company had Accounts receivable and unbilled, net from LIB of $0.5 million and $0.3 million in the consolidated balance sheets at December 31, 2021 and 2020, respectively.

CinRX Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the years ended December 31, 2021, 2020 and 2019, the Company recognized total revenue from CinRx of $22.7 million, $13.2 million and $3.7 million in the Company’s consolidated statements of operations, respectively. As of December 31, 2021 and 2020, the Company had Advanced billings from CinRx of $5.4 million and $5.8 million in the consolidated balance sheets, respectively. As of December 31, 2021 and 2020 the Company had Accounts receivable and unbilled, net from CinRx of $2.1 million and $2.2 million in the consolidated balance sheets, respectively.

The Summit Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. During the years ended December 31, 2021, 2020 and 2019, Medpace incurred expenses of $0.3 million, $0.4 million and $0.6 million at The Summit, respectively.

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

Leased Real Estate

Headquarters Lease

The Company has entered into operating leases for its corporate headquarters and a storage space facility with an entity that is wholly owned by the Company’s chief executive officer. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the leases. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. In the third quarter of fiscal year 2021, the Company accounted for the renewal option, as it became reasonably certain it would be exercised per the agreement, by extending the lease term through November 2032. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the properties. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Operating lease cost recognized for the years ended December 31, 2021, 2020 and 2019 was $2.1 million, $2.0 million and 2.0 million, respectively, and was allocated between Direct service costs, excluding depreciation and amortization, and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2021 and 2020 were $19.7 million and $3.5 million in the consolidated balance sheets, respectively. The current and long-term portions of the lease liabilities at December 31, 2021 were $1.5 million and $18.3 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2020 were $1.9 million and $1.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the years ended December 31, 2021 and 2020 was $5.7 million and $3.6 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2021 and 2020 were $55.1 million and $56.6 million in the consolidated balance sheets, respectively. The current and long-term portions of the lease liabilities at December 31, 2021 were $0.9 million and $65.9 million, respectively. The current and long-term portions of the lease liabilities at December 31, 2020 were $0.7 million and $66.8 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the years ended December 31, 2021, 2020 and 2019 was $3.6 million, respectively. The lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2021 and 2020 were $17.2 million and $19.7 million, respectively, in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2021 were $2.6 million and $14.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2020 were $2.4 million and $17.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by private aviation charter companies which in 2020 was a company owned by the chief executive officer and the executive vice president of operations of the Company and commencing in 2021 is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $1.3 million, $0.7 million and $1.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. These travel expenses are recorded in Selling, general and administrative in the Company’s consolidated statements of operations. As of December 31, 2021 and 2020, the Company had Accounts payable to the Aircraft Management Company of $0.2 million and less than $0.1 million, respectively, in the consolidated balance sheets.

15. ENTITY WIDE DISCLOSURES

Operations By Geographic Location

The Company conducts operations in North America, Europe, Africa, Asia-Pacific and Latin America through wholly-owned subsidiaries and representative sales offices. The Company attributes revenue to geographical locations based upon the location of the contracting entity. For the years ended December 31, 2021, 2020 and 2019, total revenue attributable to the U.S. represented approximately 97%, 96% and 95%, respectively, of total consolidated total revenue.

The following table summarizes property and equipment, net by geographic region and is further broken down to show countries which account for 10% or more of total as of December 31, if any (in thousands):

	2021	2020
Property and equipment, net:
United States	$64,828	$58,124
Europe
Belgium	12,339	12,024
Other	8,413	7,961
Total Europe	20,752	19,985
Other	7,573	6,908
Total property and equipment, net	$93,153	$85,017

Revenue by Category

The following table disaggregates the Company’s revenue by major source (in thousands):

	Years Ended December 31,
	2021	2020	2019
Therapeutic Area
Oncology	$362,846	$297,675	$256,766
Other	267,415	215,370	196,159
Metabolic	159,900	126,075	138,650
Central Nervous System	121,548	88,393	91,746
Cardiology	119,692	95,153	91,258
AVAI	110,976	103,259	86,390
Total revenue	$1,142,377	$925,925	$860,969

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to the Company’s Directors is contained in our definitive proxy statement (the “Proxy Statement”) for our 2022 Annual Meeting of Stockholders under the heading “Proposal 1: Election of Directors” and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Medpace Holdings, Inc.	8-K	001-37856	3.1	8/16/16

3.2	Amended and Restated Bylaws of Medpace Holdings, Inc.	8-K	001-37856	3.2	8/16/16

4.1	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-212236	4.1	7/26/16

4.2	Description of Securities	10-K	001-37856	4.3	2/25/20

#10.1	Medpace Holdings, Inc. 2016 Incentive Award Plan	10-Q	001-37856	10.1	11/3/16

#10.2	Medpace Holdings, Inc. 2016 Senior Executive Incentive Bonus Plan	10-Q	001-37856	10.2	11/3/16

10.3	Registration Rights Agreement	10-Q	001-37856	10.3	11/3/16

#10.4	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Award Grant Notice	S-1/A	333-212236	10.13	8/1/16

#10.5	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement	S-1/A	333-212236	10.14	8/1/16

#10.6	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-1/A	333-212236	10.15	8/1/16

#10.7	Medpace Holdings, Inc. 2016 Incentive Award Plan Sub-Plan for UK Participants	S-1/A	333-212236	10.16	8/1/16

#10.8	Amended and Restated Employment Agreement, by and between Medpace Holdings, Inc. and August J. Troendle	S-1/A	333-212236	10.18	7/26/16

#10.9	Medpace Holdings, Inc. 2016 Incentive Award Plan UK Company Share Option Plan (CSOP) Sub-Plan	S-1/A	333-212236	10.19	8/1/16

#10.10	Medpace Holdings, Inc. Non-Employee Director Compensation Policy revised effective October 25, 2018	10-Q	001-37856	10.1	10/30/18

10.11	Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association.	8-K	001-37856	10.1	10/1/19

10.12	Amendment No. 1 dated March 30, 2020 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	4/1/20

10.13	Form of Indemnification Agreement	10-K	001-37856	10.13	2/16/21

10.14	Amendment No. 2 dated March 29, 2021 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	3/30/21

10.15	Amendment No. 3 dated December 27, 2021 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	12/29/21

21.1	List of Subsidiaries of Medpace Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

By:	/s/ KEVIN M. BRADY
	Name:	Kevin M. Brady
	Title:	Chief Financial Officer

	Date:	February 15, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT that the undersigned officers and directors of Medpace Holdings, Inc. do hereby constitute and appoint August J. Troendle and Kevin M. Brady, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ AUGUST J. TROENDLE	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
August J. Troendle		February 15, 2022

/s/ KEVIN M. BRADY	Chief Financial Officer (Principal Financial and Accounting Officer)
Kevin M. Brady		February 15, 2022

/s/ BRIAN T. CARLEY	Director
Brian T. Carley		February 15, 2022

/s/ ROBERT O. KRAFT	Director
Robert O. Kraft		February 15, 2022

/s/ FRED B. DAVENPORT JR.	Director
Fred B. Davenport Jr.		February 15, 2022

/s/ CORNELIUS P. MCCARTHY III	Director
Cornelius P. McCarthy III		February 15, 2022

/s/ ASHLEY M. KEATING	Director
Ashley M. Keating		February 15, 2022

/s/ THOMAS C. KING	Director
Thomas C. King		February 15, 2022