Form 10-Q
period 2022-03-31
Medpace Holdings, Inc.
filed 2022-04-26
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	33,647,133 shares outstanding as of April 22, 2022

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$82,843	$461,304
Accounts receivable and unbilled, net (includes $6.0 million and $2.7 million with related parties at March 31, 2022 and December 31, 2021, respectively)	224,759	186,432
Prepaid expenses and other current assets	48,367	43,176
Total current assets	355,969	690,912
Property and equipment, net	98,529	93,153
Operating lease right-of-use assets	141,638	129,558
Goodwill	662,396	662,396
Intangible assets, net	40,522	41,360
Deferred income taxes	25,809	25,134
Other assets	19,483	17,422
Total assets	$1,344,346	$1,659,935
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.7 million and $0.3 million with related parties at March 31, 2022 and December 31, 2021, respectively)	$25,434	$25,678
Accrued expenses	155,018	159,286
Advanced billings (includes $11.4 million and $8.3 million with related parties at March 31, 2022 and December 31, 2021, respectively)	367,221	344,641
Other current liabilities	31,755	27,612
Total current liabilities	579,428	557,217
Operating lease liabilities	141,624	130,965
Deferred income tax liability	1,055	1,080
Other long-term liabilities	17,223	17,745
Total liabilities	739,330	707,007
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 33,651,360 and 36,006,778 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	336	360
Treasury stock - 81,573 and 180,000 shares at March 31, 2022 and December 31, 2021, respectively	(14,243)	(5,427)
Additional paid-in capital	746,123	727,857
(Accumulated deficit) Retained earnings	(120,812)	234,984
Accumulated other comprehensive loss	(6,388)	(4,846)
Total shareholders’ equity	605,016	952,928
Total liabilities and shareholders’ equity	$1,344,346	$1,659,935

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended
	March 31,
	2022	2021
Revenue, net (includes $13.3 million and $5.3 million with related parties for the three months ended March 31, 2022 and 2021, respectively)	$330,947	$259,965
Operating expenses:
Direct service costs, excluding depreciation and amortization	125,434	101,387
Reimbursed out-of-pocket expenses	106,836	80,151
Total direct costs	232,270	181,538
Selling, general and administrative	29,366	25,738
Depreciation	4,270	3,812
Amortization	838	1,278
Total operating expenses	266,744	212,366
Income from operations	64,203	47,599
Other income, net:
Miscellaneous income, net	1,067	924
Interest income (expense), net	54	(14)
Total other income, net	1,121	910
Income before income taxes	65,324	48,509
Income tax provision	4,013	5,203
Net income	$61,311	$43,306
Net income per share attributable to common shareholders:
Basic	$1.75	$1.21
Diluted	$1.69	$1.14
Weighted average common shares outstanding:
Basic	34,918	35,753
Diluted	36,364	37,749

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended
	March 31,
	2022	2021
Net income	$61,311	$43,306
Other comprehensive income
Foreign currency translation adjustments, net of taxes	(1,542)	(2,135)
Comprehensive income	$59,769	$41,171

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2020	$355	$(5,578)	$695,904	$115,229	$(131)	$805,779
Net income				43,306		43,306
Foreign currency translation					(2,135)	(2,135)
Stock-based compensation expense			2,871			2,871
Stock options exercised	4		9,102			9,106
BALANCE — March 31, 2021	$359	$(5,578)	$707,877	$158,535	$(2,266)	$858,927

				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2021	$360	$(5,427)	$727,857	$234,984	$(4,846)	$952,928
Net income				61,311		61,311
Foreign currency translation					(1,542)	(1,542)
Stock-based compensation expense			4,372			4,372
Stock options exercised	3		13,894			13,897
Repurchases of common stock	(27)	(14,243)		(411,680)		(425,950)
Retirement of treasury stock		5,427		(5,427)		-
BALANCE — March 31, 2022	$336	$(14,243)	$746,123	$(120,812)	$(6,388)	$605,016

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,311	$43,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,270	3,812
Amortization	838	1,278
Stock-based compensation expense	4,372	2,871
Noncash lease expense	4,537	3,903
Deferred income tax (benefit) provision	(713)	1,289
Amortization and adjustment of deferred credit	(155)	(167)
Other	(265)	124
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(38,224)	1,089
Prepaid expenses and other current assets	(5,547)	(6,073)
Accounts payable	(1,041)	(2,638)
Accrued expenses	(3,651)	(10,043)
Advanced billings	22,580	22,143
Lease liabilities	(3,542)	(3,155)
Other assets and liabilities, net	1,486	(420)
Net cash provided by operating activities	46,256	57,319
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(9,257)	(6,507)
Other	(1,951)	(3,144)
Net cash used in investing activities	(11,208)	(9,651)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	13,867	9,102
Repurchases of common stock	(425,950)	-
Proceeds from revolving loan	49,500	-
Payments on revolving loan	(49,500)	-
Net cash (used in) provided by financing activities	(412,083)	9,102
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,426)	(1,659)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(378,461)	55,111
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	461,304	277,766
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$82,843	$332,877
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Acquistion of property and equipment—non-cash	$7,375	$6,531

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2022

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements include the accounts of the Company, are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes could differ from management’s estimates and assumptions. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Share Repurchases

In the second quarter of 2021, the Board approved an increase of $150.0 million to the stock repurchase program bringing the total repurchase authorization up to $300.0 million. In the first quarter of 2022, the Board approved increases totaling $500.0 million to the Company's stock repurchase program. During the three months ended March 31, 2022, the Company repurchased 2,745,865 shares for $425.9 million. As of March 31, 2022, the Company has remaining authorization of $264.6 million under the repurchase program.

Repurchases under the share repurchase program are executed in the open market or negotiated transactions under trading plans put in place pursuant to Rule 10b5-1. The Company constructively retired the repurchased shares associated with these approved share repurchases, except for a small portion which were retained as Treasury Shares on the condensed consolidated statements of shareholders' equity. Retired share repurchase amounts paid in excess of par value are reflected within Accumulated deficit/Retained earnings in the Company’s condensed consolidated balance sheets. The repurchase program may be suspended or discontinued at any time without notice.

Recently Issued Accounting Standards

In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance" which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity's financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements and related disclosures.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in thousands, except for earnings per share):

	Three Months Ended
	March 31,
	2022	2021
Weighted-average shares:
Common shares outstanding	34,918	35,753
RSAs	21	116
Total weighted-average shares	34,939	35,869
Earnings per common share—Basic
Net income	$61,311	$43,306
Less: Undistributed earnings allocated to RSAs	(36)	(140)
Net income available to common shareholders—Basic	$61,275	$43,166

Net income per common share—Basic	$1.75	$1.21

Basic weighted-average common shares outstanding	34,918	35,753
Effect of diluted shares	1,446	1,996
Diluted weighted-average shares outstanding	36,364	37,749

Net income per common share—Diluted	$1.69	$1.14

During the three months ended March 31, 2022, the Company had (in thousands) 264 stock options that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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

The Company does not have any recurring fair value measurements as of March 31, 2022. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2022 or March 31, 2021.

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Accounts receivable	$185,309	$150,496
Unbilled receivables	39,620	36,107
Less: allowance for doubtful accounts	(170)	(171)
Total accounts receivable and unbilled, net	$224,759	$186,432

Contract Liabilities

Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Advanced billings	$367,221	$344,641

As of March 31, 2022, we had approximately $2.4 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(136,175)	(135,337)
Total finite-lived intangible assets, net	8,876	9,714
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$40,522	$41,360

As of March 31, 2022, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2022	$2,515
2023	2,199
2024	1,443
2025	946
2026	620
Later years	1,153
$8,876

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Employee compensation and benefits	$44,661	$57,846
Project related reimbursable expenses	101,085	91,839
Other	9,272	9,601
Total accrued expenses	$155,018	$159,286

(7) Debt

On September 30, 2019 (the “Closing Date”), the Company obtained an unsecured credit facility in an aggregate principal amount up to $50.0 million (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).

On the Closing Date, the Borrower and lender entered into a Loan Agreement (the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. On March 30, 2020, the Company amended the Credit Facility to extend its expiration date to March 31, 2021 and add provisions for alternative interest rates when certain interbank market offered rates are not available. On March 29, 2021 the Company amended the Credit Facility expiration date to March 31, 2022. On December 27, 2021, the Company entered into Amendment No. 3 to the Credit Facility, which extends the expiration date of the revolving credit note to March 31, 2023 and adds provisions for alternative rates of interest as a result of global reference rate initiatives and removes the ability to obtain advances in any currency other than U.S. Dollars. After the LIBOR cessation date of December 31, 2021, the Credit Facility bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) and the benchmark replacement adjustment plus 100 basis points (1.00%). On March 15, 2022, the Company entered into Amendment No. 4 to the Credit Facility, which increases the aggregate principal amount that may be borrowed under the facility’s line of credit to up to $250.0 million.

As of March 31, 2022, there were no outstanding borrowings under the Credit Facility and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

(8) Leases

The Company enters into leases for real estate and equipment. Real estate leases are for our corporate office space and laboratories around the world. Real estate leases have remaining lease terms of less than 1 year to 18 years. Many of the Company’s leases include options to extend the leases on a month to month basis or for set periods for up to 20 years. Many leases also include options to terminate the leases within 1 year or per other contractual terms.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$6,500	$5,730
Variable lease cost	2,016	1,704

Supplemental cash flow information related to the leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,806	$3,422

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	17,745	2,672

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Operating lease right-of-use assets	$141,638	$129,558

Other current liabilities	$18,460	$16,276
Operating lease liabilities	141,624	130,965
Total operating lease liabilities	$160,084	$147,241

Weighted Average Remaining Lease Term (years)
Operating leases	11.4	12.0
Weighted Average Discount Rate
Operating leases	5.3%	5.5%

Lease payments due related to lease liabilities as of March 31, 2022 were as follows (in thousands):

	Related Party	Non-Related Parties	Total
	Operating Leases	Operating Leases	Operating Leases
Remainder of 2022	$8,186	$10,731	$18,917
2023	11,025	14,284	25,309
2024	11,154	11,269	22,423
2025	11,286	8,910	20,196
2026	11,422	7,506	18,928
Later years	106,988	10,612	117,600
Total lease payments	160,061	63,312	223,373
Less: imputed interest	(57,504)	(5,785)	(63,289)
Total	$102,557	$57,527	$160,084

As of March 31, 2022, we have several additional leases with contractual obligations, which have not yet commenced, with future payments of $0.1 million.

(9) Shareholder’s Equity and Stock-Based Compensation

The Company granted 364,286 awards to employees under the 2016 Incentive Award Plan during the three months ended March 31, 2022, consisting of 124,043 RSU and 113,009 stock option awards vesting after four years and 127,234 stock option awards vesting after two years.

Award Activity

The following table sets forth the Company’s stock option activity:

	Three Months Ended March 31, 2022
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	1,992,915	$68.39
Granted	240,243	$139.63
Exercised	(308,447)	$45.05
Cancelled/Forfeited	(15,550)	$79.70
Expired	(6,397)	$16.20
Outstanding - end of period	1,902,764	$81.25

Exercisable - end of period	1,266,283	$53.82

The following table sets forth the Company’s RSA/RSU activity:

Three Months Ended
March 31, 2022
Shares/Units
Outstanding and unvested - beginning of period	602,187
Granted	124,043
Vested	(82,000)
Forfeited	(17,165)
Outstanding and unvested - end of period	627,065

Cumulative vested shares - end of period	2,114,916

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended March 31,
	2022	2021
Total direct costs	$2,440	$2,047
Selling, general and administrative	1,932	824
Total stock-based compensation expense	$4,372	$2,871

(10) Income Taxes

The Company’s effective income tax rate was 6.1% and 10.7% for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective income tax rate for the three months ended March 31, 2022 varied from the U.S. statutory rate of 21% primarily due to the impact of state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation and benefits from uncertain tax positions.

(11) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of March 31, 2022 and December 31, 2021. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of March 31, 2022.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $11.9 million as of March 31, 2022. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2027.

(12) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.2 million existed at March 31, 2022 and December 31, 2021, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreement

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $7.4 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, respectively, the Company had Advanced billings from LIB of $2.9 million in the condensed consolidated balance sheets. In addition, as of March 31, 2022 and December 31, 2021, respectively, the Company had Accounts receivable and unbilled, net from LIB of $3.2 million and $0.5 million in the condensed consolidated balance sheets.

CinRX Pharma and subsidiaries (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $5.8 million and $4.8 million during the three months ended March 31, 2022 and 2021, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, respectively, the Company had Advanced billings from CinRx of $8.5 million and $5.4 million in the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021 the Company had Accounts receivable and unbilled, net from CinRx of $2.8 million and $2.1 million, respectively, in the condensed consolidated balance sheets.

The Summit Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. During the three months ended March 31, 2022 and 2021, Medpace incurred expenses of less than $0.1 million and $0.1 million at The Summit, respectively.

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. In Q3 2021, the Company accounted for the renewal option, as it became reasonably certain it would be exercised per the agreement, by extending the lease term through November 2032. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Operating lease cost recognized for the three months ended March 31, 2022 and 2021 was $0.6 million and $0.5 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2022 and December 31, 2021 were $19.3 million and $19.7 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2022 were $1.5 million and $17.9 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2021 were $1.5 million and $18.3 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended March 31, 2022 and 2021 was $1.4 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2022 and December 31, 2021 were $54.7 million and $55.1 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2022 were $1.0 million and $65.7 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2021 were $0.9 million and $65.9 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the three months ended March 31, 2022 and 2021 was $0.9 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2022 and December 31, 2021 were $16.6 million and $17.2 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2022 were $2.6 million and $13.9 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2021 were $2.6 million and $14.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by private aviation charter companies which is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.4 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the Company had Accounts payable to the Aircraft Management Company of $0.6 million and $0.2 million, respectively, in the condensed consolidated balance sheets.

(13) Entity Wide Disclosures

Revenue by Category

The following table disaggregates our revenue by major source (in thousands):

	Three months Ended
	March 31,
	2022	2021
Therapeutic Area
Oncology	$105,213	$79,138
Other	70,417	68,938
Metabolic	48,116	32,495
Central Nervous System	38,487	24,812
Cardiology	37,396	23,762
AVAI	31,318	30,820
Total revenue	$330,947	$259,965

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and with the information under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” below and “Risk Factors” in “Item 1A Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, including statements regarding our results of operations; financial position and performance; the anticipated impact of the coronavirus COVID-19 pandemic and the conflict involving Russia, Ukraine and surrounding countries, respectively, on our business; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to operations, marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; general economic conditions, including inflation; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations, are forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We caution you therefore against relying on these forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and “Part II – Other Information, Item 1A Risk Factors” herein.

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Antiviral and Anti-infective, or AVAI, and Central Nervous System, or CNS. Our global platform includes approximately 4,700 employees across 41 countries as of March 31, 2022, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $423.0 million and $356.2 million for the three months ended March 31, 2022 and 2021, respectively.

Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of March 31, 2022, our backlog increased by $456.2 million, or 28.0%, to $2,088.0 million compared to $1,631.8 million as of March 31, 2021. Included within backlog as of March 31, 2022 was approximately $1,060 million to $1,080 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.

The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $1.2 million for the three months ended March 31, 2022 and unfavorable foreign currency adjustments of $3.7 million for the three months ended March 31, 2021.

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

While certain governments eased restrictions during 2021 and into the three months ended March 31, 2022, the pandemic remains disruptive to our business operations. As we look ahead, we continue to expect impacts to our business to be temporary and primarily relate to limitations on our ability to physically access investigative sites, delays in patient enrollment and trial start-up activities.

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

	Three Months Ended March 31,
	2022	2021
U.S. Dollars per Euro:	1.12	1.21

Results of Operations

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

	Three Months Ended
	March 31,
(Amounts in thousands, except percentages)	2022	2021	Change	% Change
Revenue, net	$330,947	$259,965	$70,982	27.3%
Direct service costs, excluding depreciation and amortization	125,434	101,387	24,047	23.7%
Reimbursed out-of-pocket expenses	106,836	80,151	26,685	33.3%
Total direct costs	232,270	181,538	50,732	27.9%
Selling, general and administrative	29,366	25,738	3,628	14.1%
Depreciation	4,270	3,812	458	12.0%
Amortization	838	1,278	(440)	(34.4)%
Total operating expenses	266,744	212,366	54,378	25.6%
Income from operations	64,203	47,599	16,604
Miscellaneous income, net	1,067	924	143
Interest income (expense), net	54	(14)	68
Income before income taxes	65,324	48,509	16,815
Income tax provision	4,013	5,203	(1,190)
Net income	$61,311	$43,306	$18,005

Total revenue

Total revenue increased by $71.0 million to $330.9 million for the three months ended March 31, 2022, from $260.0 million for the three months ended March 31, 2021. The increase for the three months ended March 31, 2022 was primarily driven by growth within the Oncology, Metabolic, Central Nervous System and Cardiology therapeutic areas, compared to the same period in the prior year.

Total direct costs

Total direct costs increased by $50.7 million, to $232.3 million for the three months ended March 31, 2022 from $181.5 million for the three months ended March 31, 2021. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $26.7 million for the three months ended March 31, 2022, compared to the same period in the prior year. The higher personnel costs portion increased by $21.4 million for the three months ended March 31, 2022, compared to the same periods in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $3.6 million, to $29.4 million for the three months ended March 31, 2022 from $25.7 million for the three months ended March 31, 2021. The increase was primarily attributed to higher personnel costs to support the growth in service activities. The higher personnel costs portion increased by $4.1 million for the three months ended March 31, 2022, compared to the same periods in the prior year.

Depreciation and Amortization

Depreciation and amortization expense of $5.1 million for the three months ended March 31, 2022 remained consistent with $5.1 million for the three months ended March 31, 2021.

Income tax provision

Income tax provision decreased by $1.2 million, to $4.0 million for the three months ended March 31, 2022 from $5.2 million for the three months ended March 31, 2021. The overall effective tax rate for the three months ended March 31, 2022 was 6.1%, compared to an overall effective tax rate of 10.7% for the three months ended March 31, 2021. The decrease in the income tax provision and overall effective tax rate for the three months ended March 31, 2022 was primarily attributable to an increase in excess tax benefits recognized from share based compensation and an increase in the benefit of uncertain tax positions compared to the same period in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and funds available for borrowing under our unsecured credit facility consisting of up to a $250.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. As of March 31, 2022, we had cash and cash equivalents of $82.8 million which decreased from $461.3 million as of December 31, 2021 primarily due to share repurchases during the three months ended March 31, 2022. Approximately $26.7 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of March 31, 2022.

As of March 31, 2022, we had $249.8 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of March 31, 2022, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue increased by 30 basis points to 2.80% in the three months ended March 31, 2022, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowing under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Three Months Ended
	March 31,
Cash Flows (Amounts in thousands)	2022	2021
Net cash provided by operating activities	$46,256	$57,319
Net cash used in investing activities	(11,208)	(9,651)
Net cash used in financing activities	(412,083)	9,102
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,426)	(1,659)
(Decrease) increase in cash, cash equivalents and restricted cash	$(378,461)	$55,111

Cash Flow from Operating Activities

Cash flows from operations are driven mainly by net income, noncash lease expense, depreciation, stock based compensation expense, and net movement in advanced billings, accrued expenses, prepaid expenses and other current assets, and accounts receivable and unbilled, net. Accounts receivable and unbilled, net and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.

Net cash flows provided by operating activities was $46.3 million for the three months ended March 31, 2022 beginning with net income of $61.3 million. Adjustments to reconcile net income to net cash provided by operating activities were $12.9 million, primarily related to noncash lease expense of $4.5 million, stock based compensation expense of $4.4 million and depreciation of $4.3 million. Changes in operating assets and liabilities used $27.9 million in operating cash flows and was primarily driven by increased accounts receivable and unbilled, net of $38.2 million and increased prepaid expenses and other current assets of $5.5 million, offset by increased advanced billings of $22.6 million.

Net cash flows provided by operating activities was $57.3 million for the three months ended March 31, 2021 beginning with net income of $43.3 million. Adjustments to reconcile net income to net cash provided by operating activities were $13.1 million, primarily related to noncash lease expense of $3.9 million, depreciation of $3.8 million, stock based compensation expense of $2.9 million and amortization of intangibles of $1.3 million. Changes in operating assets and liabilities provided $0.9 million in operating cash flows and was primarily driven by increased advanced billings of $22.1 million, offset by decreased accrued expenses of $10.0 million, increased prepaid expenses and other current assets of $6.1 million and decreased lease liabilities of $3.2 million.

Cash Flow from Investing Activities

Net cash used in investing activities was $11.2 million for the three months ended March 31, 2022 primarily consisting of $9.3 million in property and equipment expenditures.

Net cash used in investing activities was $9.7 million for the three months ended March 31, 2021 primarily consisting of $6.5 million in property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $412.1 million for the three months ended March 31, 2022 primarily related to $426.0 million in repurchases of common stock, partially offset by $13.9 million in proceeds from stock option exercises. Additionally, the Company had $49.5 million in proceeds related to the Credit Facility, offset by $49.5 million in repayments of the Credit Facility.

Net cash provided by financing activities was $9.1 million for the three months ended March 31, 2021 primarily related to proceeds from stock options exercises.

Share Repurchases

In the second quarter of 2021, the Board approved an increase of $150.0 million to the stock repurchase program bringing the total repurchase authorization up to $300.0 million. In the first quarter of 2022, the Board approved increases totaling $500.0 million to the Company's stock repurchase program. During the three months ended March 31, 2022, the Company repurchased 2,745,865 shares for $425.9 million. As of March 31, 2022, the Company has remaining authorization of $264.6 million under the repurchase program.

Repurchases under the share repurchase program are executed in the open market or negotiated transactions under trading plans put in place pursuant to Rule 10b5-1. The Company constructively retired the repurchased shares associated with these approved share repurchases, except for a small portion which were retained as Treasury Shares on the condensed consolidated statements of shareholders' equity. Retired share repurchase amounts paid in excess of par value are reflected within Accumulated deficit/Retained earnings in the Company’s condensed consolidated balance sheets. The repurchase program may be suspended or discontinued at any time without notice.

Indebtedness

As of March 31, 2022, we had no indebtedness and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.

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

There have been no significant changes in the critical accounting policies and estimates as previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Effect of Recent Accounting Pronouncements

Refer to Note 1 of the Condensed Consolidated Financial Statements for management’s discussion of the effect of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes from the risk factors previously disclosed in our Annual Report, except as follows:

Our operating margins could decrease due to increased pricing pressure or other pressures, if we are unable to either achieve efficiencies in our operating expenses or grow revenues at a rate faster than expenses.

Historically, we have been able to generate the operating margins that we do because of our disciplined, full-service operating model. However, we operate in a highly competitive environment, and, if we experience increased levels of competitive pricing pressure, or pricing pressure from the continued rise of inflation, our operating margins may decrease. In addition, we may adapt our operating model to achieve greater levels of growth or in response to investor demands. Such changes could result in lower operating margins.

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

• natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of trial materials or results; and

• Russian military action in Europe may impact foreign countries in which we may need to enroll patients in our clinical trials and could cause such clinical trials to be delayed or suspended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

This table provides certain information with respect to our monthly repurchases of the Company’s common stock during the first quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 1, 2022, through January 31, 2022	500,998	$168.91	2,061,876	$605,860,306
February 1, 2022, through February 28, 2022	1,452,441	$154.43	3,514,317	$381,553,487
March 1, 2022, through March 31, 2022	792,426	$147.55	4,306,743	$264,627,571
Total	2,745,865	$155.09	4,306,743

All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

We returned $425.9 million to shareholders in the form of share repurchases in the first quarter of fiscal year 2022. Refer to Note 1 – Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
January 4, 2022	2014 Equity Incentive Plan	3,703	$16.20	$60,000
January 5, 2022	2014 Equity Incentive Plan	1,851	16.20	30,000
January 6, 2022	2014 Equity Incentive Plan	1,222	16.20	19,800
January 10, 2022	2014 Equity Incentive Plan	250	18.23	4,600
January 12, 2022	2014 Equity Incentive Plan	1,111	16.20	18,000
January 18, 2022	2014 Equity Incentive Plan	3,333	16.20	54,000
January 19, 2022	2014 Equity Incentive Plan	853	16.20	13,800
January 19, 2022	2014 Equity Incentive Plan	37,000	18.23	674,500
January 20, 2022	2014 Equity Incentive Plan	1,111	16.20	18,000
January 25, 2022	2014 Equity Incentive Plan	850	16.20	13,800
February 2, 2022	2014 Equity Incentive Plan	11,111	16.20	180,000
February 3, 2022	2014 Equity Incentive Plan	2,962	16.20	48,000
February 15, 2022	2014 Equity Incentive Plan	11,744	16.20	190,300
February 16, 2022	2014 Equity Incentive Plan	5,184	16.20	84,000
February 24, 2022	2014 Equity Incentive Plan	900	16.20	14,600
February 25, 2022	2014 Equity Incentive Plan	3,180	16.20	51,500
March 8, 2022	2014 Equity Incentive Plan	200	16.20	3,200
March 11, 2022	2014 Equity Incentive Plan	5,185	16.20	84,000
March 16, 2022	2014 Equity Incentive Plan	1,851	16.20	30,000
March 18, 2022	2014 Equity Incentive Plan	1,851	16.20	30,000
March 21, 2022	2014 Equity Incentive Plan	1,481	16.20	24,000
March 25, 2022	2014 Equity Incentive Plan	1,851	16.20	30,000
March 28, 2022	2014 Equity Incentive Plan	3,753	16.20	60,800
Total		102,537		$1,736,900

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	Amendment No. 4 dated March 15, 2022 to Loan Documents	8-K	001-37856	10.1	3/16/2022

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

/s/ Kevin M. Brady
Kevin M. Brady
Chief Financial Officer (Principal Financial Officer)

Date: April 26, 2022