Form 10-Q
period 2022-06-30
Medpace Holdings, Inc.
filed 2022-07-26
CIK 1668397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	30,998,636 shares outstanding as of July 22, 2022

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As Of
	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$42,551	$461,304
Accounts receivable and unbilled, net (includes $6.6 million and $2.7 million with related parties at June 30, 2022 and December 31, 2021, respectively)	225,695	186,432
Prepaid expenses and other current assets	60,641	43,176
Total current assets	328,887	690,912
Property and equipment, net	103,538	93,153
Operating lease right-of-use assets	135,389	129,558
Goodwill	662,396	662,396
Intangible assets, net	39,684	41,360
Deferred income taxes	26,441	25,134
Other assets	19,118	17,422
Total assets	$1,315,453	$1,659,935
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.3 million with related parties at June 30, 2022 and December 31, 2021, respectively)	$28,800	$25,678
Accrued expenses	173,192	159,286
Advanced billings (includes $12.0 million and $8.3 million with related parties at June 30, 2022 and December 31, 2021, respectively)	401,368	344,641
Short-term debt	249,700	-
Other current liabilities	25,899	27,612
Total current liabilities	878,959	557,217
Operating lease liabilities	134,977	130,965
Deferred income tax liability	1,002	1,080
Other long-term liabilities	17,263	17,745
Total liabilities	1,032,201	707,007
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock - $0.01 par-value; 250,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 30,987,636 and 36,006,778 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	309	360
Treasury stock - 81,573 and 180,000 shares at June 30, 2022 and December 31, 2021, respectively	(14,243)	(5,427)
Additional paid-in capital	753,300	727,857
(Accumulated deficit) Retained earnings	(446,142)	234,984
Accumulated other comprehensive loss	(9,972)	(4,846)
Total shareholders’ equity	283,252	952,928
Total liabilities and shareholders’ equity	$1,315,453	$1,659,935

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue, net (includes $17.2 million and $9.9 million with related parties for the three months ended June 30, 2022 and 2021, respectively, and $30.5 million and $15.2 million with related parties for the six months ended June 30, 2022 and 2021, respectively)	$351,207	$278,293	$682,154	$538,258
Operating expenses:
Direct service costs, excluding depreciation and amortization	132,118	108,233	257,552	209,620
Reimbursed out-of-pocket expenses	120,093	95,409	226,929	175,560
Total direct costs	252,211	203,642	484,481	385,180
Selling, general and administrative	33,215	26,973	62,581	52,711
Depreciation	4,707	3,951	8,977	7,763
Amortization	838	1,279	1,676	2,557
Total operating expenses	290,971	235,845	557,715	448,211
Income from operations	60,236	42,448	124,439	90,047
Other income, net:
Miscellaneous income, net	2,311	265	3,378	1,189
Interest expense, net	(548)	(27)	(494)	(41)
Total other income, net	1,763	238	2,884	1,148
Income before income taxes	61,999	42,686	127,323	91,195
Income tax provision	12,639	2,752	16,652	7,955
Net income	$49,360	$39,934	$110,671	$83,240
Net income per share attributable to common shareholders:
Basic	$1.52	$1.11	$3.28	$2.32
Diluted	$1.46	$1.06	$3.16	$2.20
Weighted average common shares outstanding:
Basic	32,493	35,894	33,696	35,825
Diluted	33,695	37,714	35,034	37,737

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$49,360	$39,934	$110,671	$83,240
Other comprehensive income
Foreign currency translation adjustments, net of taxes	(3,584)	506	(5,126)	(1,629)
Comprehensive income	$45,776	$40,440	$105,545	$81,611

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2020	$355	$(5,578)	$695,904	$115,229	$(131)	$805,779
Net income				43,306		43,306
Foreign currency translation					(2,135)	(2,135)
Stock-based compensation expense			2,871			2,871
Stock options exercised	4		9,102			9,106
BALANCE — March 31, 2021	$359	$(5,578)	$707,877	$158,535	$(2,266)	$858,927
Net income				39,934		39,934
Foreign currency translation					506	506
Stock-based compensation expense			3,570			3,570
Stock options exercised	2		5,100			5,102
Repurchases of common stock	(3)			(56,154)		(56,157)
BALANCE — June 30, 2021	$358	$(5,578)	$716,547	$142,315	$(1,760)	$851,882

				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
BALANCE — December 31, 2021	$360	$(5,427)	$727,857	$234,984	$(4,846)	$952,928
Net income				61,311		61,311
Foreign currency translation					(1,542)	(1,542)
Stock-based compensation expense			4,372			4,372
Stock options exercised	3		13,894			13,897
Repurchases of common stock	(27)	(14,243)		(411,680)		(425,950)
Retirement of treasury stock		5,427		(5,427)		-
BALANCE — March 31, 2022	$336	$(14,243)	$746,123	$(120,812)	$(6,388)	$605,016
Net income				49,360		49,360
Foreign currency translation					(3,584)	(3,584)
Stock-based compensation expense			5,653			5,653
Stock options exercised			1,524			1,524
Repurchases of common stock	(27)			(374,690)		(374,717)
BALANCE — June 30, 2022	$309	$(14,243)	$753,300	$(446,142)	$(9,972)	$283,252

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,671	$83,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,977	7,763
Amortization	1,676	2,557
Stock-based compensation expense	10,025	6,441
Noncash lease expense	8,959	7,899
Deferred income tax (benefit) provision	(1,439)	2,667
Amortization and adjustment of deferred credit	(310)	(334)
Other	(323)	131
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(39,059)	(353)
Prepaid expenses and other current assets	(18,789)	(14,889)
Accounts payable	2,552	(270)
Accrued expenses	15,643	11,937
Advanced billings	56,727	26,553
Lease liabilities	(7,705)	(7,956)
Other assets and liabilities, net	(4,730)	(5,306)
Net cash provided by operating activities	142,875	120,080
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(20,457)	(12,515)
Other	(1,878)	(3,133)
Net cash used in investing activities	(22,335)	(15,648)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	15,421	14,200
Repurchases of common stock	(800,667)	(55,877)
Proceeds from revolving loan	299,200	-
Payments on revolving loan	(49,500)	-
Net cash used in financing activities	(535,546)	(41,677)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,747)	(1,512)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(418,753)	61,243
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	461,304	277,766
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$42,551	$339,009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Acquisition of property and equipment—non-cash	$7,441	$5,824

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2022

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

Share Repurchases

In the second quarter of 2021, the Board approved an increase of $150.0 million to the Company's stock repurchase program bringing the total repurchase authorization up to $300.0 million. In the first quarter of 2022, the Board approved additional increases totaling $500.0 million to the Company's stock repurchase program. In the second quarter of 2022, the Board approved further increases of $110.0 million to the Company's stock repurchase program. During the three and six months ended June 30, 2022, the Company repurchased 2,717,379 shares and 5,463,244 shares for $374.6 million and $800.5 million, respectively. During the three and six months ended June 30, 2021, the Company repurchased 343,159 shares for $56.1 million, respectively. As of June 30, 2022, the Company has completed all authorized share repurchases under the repurchase program.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except for earnings per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted-average shares:
Common shares outstanding	32,493	35,894	33,696	35,825
RSAs	21	114	21	115
Total weighted-average shares	32,514	36,008	33,717	35,940
Earnings per common share—Basic
Net income	$49,360	$39,934	$110,671	$83,240
Less: Undistributed earnings allocated to RSAs	(31)	(127)	(68)	(267)
Net income available to common shareholders—Basic	$49,329	$39,807	$110,603	$82,973

Net income per common share—Basic	$1.52	$1.11	$3.28	$2.32

Basic weighted-average common shares outstanding	32,493	35,894	33,696	35,825
Effect of diluted shares	1,202	1,820	1,338	1,912
Diluted weighted-average shares outstanding	33,695	37,714	35,034	37,737

Net income per common share—Diluted	$1.46	$1.06	$3.16	$2.20

During the three and six months ended June 30, 2022, the Company had (in thousands) 274.4 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the three and six months ended June 30, 2021, the Company had (in thousands) 0 and 273.6 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company's common stock during the period.

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

The Company does not have any recurring fair value measurements as of June 30, 2022. There were no transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2022 or June 30, 2021.

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

Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2022	2021
Accounts receivable	$182,080	$150,496
Unbilled receivables	43,785	36,107
Less: allowance for doubtful accounts	(170)	(171)
Total accounts receivable and unbilled, net	$225,695	$186,432

Contract Liabilities

Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Advanced billings consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2022	2021
Advanced billings	$401,368	$344,641

As of June 30, 2022, we had approximately $2.5 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2022	2021
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(137,013)	(135,337)
Total finite-lived intangible assets, net	8,038	9,714
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$39,684	$41,360

As of June 30, 2022, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2022	$1,677
2023	2,199
2024	1,443
2025	946
2026	620
Later years	1,153
$8,038

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2022	2021
Employee compensation and benefits	$53,297	$57,846
Project related reimbursable expenses	108,310	91,839
Other	11,585	9,601
Total accrued expenses	$173,192	$159,286

(7) Debt

Debt consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2022	2021
Revolving credit facility	$249,700	$-
Short-term debt	$249,700	$-

Principal payments on debt are due as follows (in thousands):

2022 (remaining)	-
2023	249,700
Total	$249,700

On September 30, 2019 (the “Closing Date”), the Company obtained an unsecured credit facility in an aggregate principal amount up to $50.0 million (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).

On the Closing Date, the Borrower and lender entered into a Loan Agreement (as it may be amended from time to time, the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. On December 27, 2021, the Company entered into Amendment No. 3 to the Loan Agreement, which, among other things, extends the expiration date of the revolving credit note to March 31, 2023, adds provisions for alternative rates of interest as a result of global reference rate initiatives and removes the Borrower's ability to obtain advances in any currency other than U.S. Dollars. After the LIBOR cessation date of December 31, 2021, the Credit Facility bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) and the benchmark replacement adjustment plus 100 basis points (1.00%). On March 15, 2022, the Company entered into Amendment No. 4 to the Loan Agreement, which increased the aggregate principal amount that may be borrowed under the facility’s line of credit to up to $250.0 million.

As of June 30, 2022, there were $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$6,375	$5,817	$12,875	$11,547
Variable lease cost	2,097	1,112	4,113	2,816

Supplemental cash flow information related to the leases was as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,257	$8,185

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	18,222	4,851

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	June 30,	December 31,
	2022	2021
Operating lease right-of-use assets	$135,389	$129,558

Other current liabilities	$18,770	$16,276
Operating lease liabilities	134,977	130,965
Total operating lease liabilities	$153,747	$147,241

Weighted Average Remaining Lease Term (years)
Operating leases	11.4	12.0
Weighted Average Discount Rate
Operating leases	5.3%	5.5%

Lease payments due related to lease liabilities as of June 30, 2022 were as follows (in thousands):

	Related Party	Non-Related Parties	Total
	Operating Leases	Operating Leases	Operating Leases
Remainder of 2022	$5,471	$6,935	$12,406
2023	11,025	13,855	24,880
2024	11,154	10,851	22,005
2025	11,286	8,518	19,804
2026	11,422	7,124	18,546
Later years	106,988	10,230	117,218
Total lease payments	157,346	57,513	214,859
Less: imputed interest	(56,020)	(5,092)	(61,112)
Total	$101,326	$52,421	$153,747

As of June 30, 2022, we have several additional leases with contractual obligations, which have not yet commenced, with future payments of $14.5 million.

(9) Shareholder’s Equity and Stock-Based Compensation

The Company granted 377,394 awards to employees under the 2016 Incentive Award Plan during the six months ended June 30, 2022, consisting of 137,151 RSU and 113,009 stock option awards having four year vesting schedules and 127,234 stock option awards having two year vesting schedules. The Company granted an additional 11,418 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the six months ended June 30, 2022. These awards are scheduled to vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

Award Activity

The following table sets forth the Company’s stock option activity:

	Six Months Ended June 30, 2022
		Weighted Average
	Stock Options	Exercise Price
Outstanding - beginning of period	1,992,915	$68.39
Granted	251,661	$139.37
Exercised	(362,102)	$42.59
Cancelled/Forfeited/Expired	(22,947)	$64.76
Outstanding - end of period	1,859,527	$83.06

Exercisable - end of period	1,243,560	$55.65

The following table sets forth the Company’s RSA/RSU activity:

Six Months Ended
June 30, 2022
Shares/Units
Outstanding and unvested - beginning of period	602,187
Granted	137,151
Vested	(82,000)
Forfeited	(32,594)
Outstanding and unvested - end of period	624,744

Cumulative vested shares - end of period	2,114,916

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total direct costs	$3,125	$2,187	$5,565	$4,234
Selling, general and administrative	2,528	1,383	4,460	2,207
Total stock-based compensation expense	$5,653	$3,570	$10,025	$6,441

(10) Income Taxes

The Company’s effective income tax rate was 20.4% and 6.4% for the three months ended June 30, 2022 and 2021, respectively. The Company's effective income tax rate was 13.1% and 8.7% for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective income tax rate for the three months ended June 30, 2022 varied from the U.S. statutory rate of 21% primarily due to the impact of state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation. The Company's effective income tax rate for the six months ended June 30, 2022 varied from the U.S. statutory rate of 21% due to the impact of the state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation and benefits from uncertain tax positions.

(11) Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of June 30, 2022 and December 31, 2021. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of June 30, 2022.

Purchase Commitments

The Company has several minimum purchase commitments for project related supplies totaling $14.7 million as of June 30, 2022. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2029.

(12) Related Party Transactions

Employee Loans

The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.3 million and $0.2 million existed at June 30, 2022 and December 31, 2021, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.

Service Agreement

LIB Therapeutics LLC and subsidiaries (“LIB”)

Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $9.7 million and $2.8 million during the three months ended June 30, 2022 and 2021, respectively, and $17.1 million and $3.3 million during the six months ended June 30, 2022 and 2021, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, respectively, the Company had Advanced billings from LIB of $3.5 million and $2.9 million in the condensed consolidated balance sheets. In addition, as of June 30, 2022 and December 31, 2021, respectively, the Company had Accounts receivable and unbilled, net from LIB of $4.2 million and $0.5 million in the condensed consolidated balance sheets.

CinRX Pharma, subsidiaries and affiliates (“CinRx”)

Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $7.5 million and $7.1 million during the three months ended June 30, 2022 and 2021, respectively, and $13.3 million and $11.9 million during the six months ended June 30, 2022 and 2021, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, respectively, the Company had Advanced billings from CinRx of $8.5 million and $5.4 million in the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021 the Company had Accounts receivable and unbilled, net from CinRx of $2.4 million and $2.1 million, respectively, in the condensed consolidated balance sheets.

The Summit Hotel (“The Summit”)

The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. Medpace incurred expenses of less than $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $0.1 million during the six months ended June 30, 2022 and 2021 at The Summit, respectively.

Leased Real Estate

Headquarters Lease

The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. In Q3 2021, the Company accounted for the renewal option, as it became reasonably certain it would be exercised per the agreement, by extending the lease term through November 2032. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Operating lease cost recognized for the three months ended June 30, 2022 and 2021 was $0.5 million, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2022 and December 31, 2021 were $19.0 million and $19.7 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2022 were $1.5 million and $17.5 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2021 were $1.5 million and $18.3 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2022 and 2021 was $1.4 million, respectively, and $2.8 million for the six months ended June 30, 2022 and 2021, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2022 and December 31, 2021 were $54.3 million and $55.1 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2022 were $1.0 million and $65.4 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2021 were $0.9 million and $65.9 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the three months ended June 30, 2022 and 2021 was $0.9 million, respectively, and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2022 and December 31, 2021 were $15.9 million and $17.2 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2022 were $2.7 million and $13.3 million, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2021 were $2.6 million and $14.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

Travel Services

The Company incurs expenses for travel services for company executives provided by private aviation charter companies which is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.6 million and $0.4 million during the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $0.5 million during the six months ended June 30, 2022 and 2021, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the Company had Accounts payable to the Aircraft Management Company of $0.2 million, respectively, in the condensed consolidated balance sheets.

(13) Entity Wide Disclosures

Revenue by Category

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Therapeutic Area
Oncology	$115,542	$93,248	$220,755	$172,386
Other	73,555	64,120	143,972	133,058
Metabolic	55,600	38,143	103,716	70,638
Cardiology	42,027	28,040	79,423	51,802
Central Nervous System	38,906	28,551	77,393	53,363
AVAI	25,577	26,191	56,895	57,011
Total revenue	$351,207	$278,293	$682,154	$538,258

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, are forward looking statements. Forward looking statements include, without limitation, statements regarding our results of operations; financial position and performance; the anticipated impact of the coronavirus COVID-19 pandemic on our business; international risks including the conflict involving Russia, Ukraine and surrounding countries, respectively, on our business; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to operations, marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; general economic conditions, including inflation and other pricing pressures that could decrease our operating margins; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We caution you therefore against relying on these forward-looking statements.

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 4,800 employees across 41 countries as of June 30, 2022, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $450.6 million and $873.6 million for the three and six months ended June 30, 2022, respectively. Net new business awards were $387.6 million and $743.7 million for the three and six months ended June 30, 2021, respectively.

Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of June 30, 2022, our backlog increased by $425.7 million, or 24.4%, to $2,168.3 million compared to $1,742.6 million as of June 30, 2021. Included within backlog as of June 30, 2022 was approximately $1,120 million to $1,140 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.

The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $17.0 million for the three months ended June 30, 2022; unfavorable foreign currency adjustments of $15.8 million for the six months ended June 30, 2022; favorable foreign currency adjustments of $3.3 million for the three months ended June 30, 2021; and unfavorable foreign currency adjustments of $0.4 million for the six months ended June 30, 2021.

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

While certain governments eased restrictions during 2021 and into the three and six months ended June 30, 2022, the pandemic remains disruptive to our business operations. As we look ahead, we continue to expect impacts to our business to be temporary and primarily relate to limitations on our ability to physically access investigative sites, delays in patient enrollment and trial start-up activities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S. Dollars per Euro:	1.07	1.20	1.09	1.21

Results of Operations

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

	Three Months Ended
	June 30,
(Amounts in thousands, except percentages)	2022	2021	Change	% Change
Revenue, net	$351,207	$278,293	$72,914	26.2%
Direct service costs, excluding depreciation and amortization	132,118	108,233	23,885	22.1%
Reimbursed out-of-pocket expenses	120,093	95,409	24,684	25.9%
Total direct costs	252,211	203,642	48,569	23.9%
Selling, general and administrative	33,215	26,973	6,242	23.1%
Depreciation	4,707	3,951	756	19.1%
Amortization	838	1,279	(441)	(34.5)%
Total operating expenses	290,971	235,845	55,126	23.4%
Income from operations	60,236	42,448	17,788
Miscellaneous income, net	2,311	265	2,046
Interest expense, net	(548)	(27)	(521)
Income before income taxes	61,999	42,686	19,313
Income tax provision	12,639	2,752	9,887
Net income	$49,360	$39,934	$9,426

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

	Six Months Ended
	June 30,
(Amounts in thousands, except percentages)	2022	2021	Change	% Change
Revenue, net	$682,154	$538,258	$143,896	26.7%
Direct service costs, excluding depreciation and amortization	257,552	209,620	47,932	22.9%
Reimbursed out-of-pocket expenses	226,929	175,560	51,369	29.3%
Total direct costs	484,481	385,180	99,301	25.8%
Selling, general and administrative	62,581	52,711	9,870	18.7%
Depreciation	8,977	7,763	1,214	15.6%
Amortization	1,676	2,557	(881)	(34.5)%
Total operating expenses	557,715	448,211	109,504	24.4%
Income from operations	124,439	90,047	34,392
Miscellaneous income, net	3,378	1,189	2,189
Interest expense, net	(494)	(41)	(453)
Income before income taxes	127,323	91,195	36,128
Income tax provision	16,652	7,955	8,697
Net income	$110,671	$83,240	$27,431

Total revenue

Total revenue increased by $72.9 million to $351.2 million for the three months ended June 30, 2022, from $278.3 million for the three months ended June 30, 2021. Total revenue increased by $143.9 million to $682.2 million for the six months ended June 30, 2022, from $538.3 million for the six months ended June 30, 2021. The increase for the three and six months ended June 30, 2022 was primarily driven by growth within the Oncology, Metabolic, Cardiology and Central Nervous System therapeutic areas, compared to the same period in the prior year.

Total direct costs

Total direct costs increased by $48.6 million, to $252.2 million for the three months ended June 30, 2022 from $203.6 million for the three months ended June 30, 2021. Total direct costs increased by $99.3 million, to $484.5 million for the six months ended June 30, 2022 from $385.2 million for the six month ended June 30, 2021. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $24.7 million and $51.4 million for the three and six months ended June 30, 2022, compared to the same period in the prior year. The higher personnel costs portion increased by $19.9 million and $41.3 million for the three and six months ended June 30, 2022, compared to the same periods in the prior year.

Selling, general and administrative

Selling, general and administrative expenses increased by $6.2 million, to $33.2 million for the three months ended June 30, 2022 from $27.0 million for the three months ended June 30, 2021. Selling, general and administrative expenses increased by $9.9 million, to $ 62.6 million for the six months ended June 30, 2022 from $52.7 million for the six months ended June 30, 2021. The increase was primarily attributed to higher personnel costs to support the growth in service activities. The higher personnel costs portion increased by $4.6 million and $8.7 million for the three and six months ended June 30, 2022, compared to the same periods in the prior year.

Depreciation and Amortization

Depreciation and amortization expense of $5.5 million and $10.7 million for the three and six months ended June 30, 2022 remained consistent with $5.2 million and $10.3 million for the three and six months ended June 30, 2021.

Income tax provision

Income tax provision increased by $9.9 million, to $12.6 million for the three months ended June 30, 2022 from $2.8 million for the three months ended June 30, 2021. Income tax provision increased by $8.7 million, to $16.7 million for the six months ended June 30, 2022 from $8.0 million for the six months ended June 30, 2021. The overall effective tax rate for the three months ended June 30, 2022 was 20.4%, compared to an overall effective tax rate of 6.4% for the three months ended June 30, 2021. The overall effective tax rate for the six months ended June 30, 2022 was 13.1% compared to an overall effective tax rate of 8.7% for the six months ended June 30, 2021. The increase in the income tax provision and overall effective tax rate for the three months ended June 30, 2022 was primarily attributable to the increase in pre-tax book income and a decrease in excess tax benefits recognized from share based compensation compared to the same periods in the prior year. The increase in the income tax provision and overall effective tax rate for the six months ended June 30, 2022 was primarily attributable to the increase in pre-tax book income compared to the same period in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $250.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. As of June 30, 2022, we had cash and cash equivalents of $42.6 million which decreased from $461.3 million as of December 31, 2021 primarily due to share repurchases during the six months ended June 30, 2022. Approximately $16.9 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of June 30, 2022.

As of June 30, 2022, we had $0.1 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of June 30, 2022, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue increased by 67 basis points to 3.00% in the six months ended June 30, 2022, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Six Months Ended
	June 30,
Cash Flows (Amounts in thousands)	2022	2021
Net cash provided by operating activities	$142,875	$120,080
Net cash used in investing activities	(22,335)	(15,648)
Net cash used in financing activities	(535,546)	(41,677)
Effect of exchange rates on cash, cash equivalents and restricted cash	(3,747)	(1,512)
(Decrease) increase in cash, cash equivalents and restricted cash	$(418,753)	$61,243

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

Net cash flows provided by operating activities was $142.9 million for the six months ended June 30, 2022 beginning with net income of $110.7 million. Adjustments to reconcile net income to net cash provided by operating activities were $27.6 million, primarily related to stock based compensation expense of $10.0 million, depreciation of $9.0 million and noncash lease expense of $9.0 million. Changes in operating assets and liabilities provided $4.6 million in operating cash flows and was primarily driven by increased advanced billings of $56.7 million and increased accrued expenses of $15.6, offset by increased accounts receivable and unbilled, net of $39.1 million and increased prepaid expenses and other current assets of $18.8 million.

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

Cash Flow from Investing Activities

Net cash used in investing activities was $22.3 million for the six months ended June 30, 2022 primarily consisting of $20.5 million in property and equipment expenditures.

Net cash used in investing activities was $15.6 million for the six months ended June 30, 2021 primarily consisting of $12.5 million in property and equipment expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $535.5 million for the six months ended June 30, 2022 primarily related to $800.7 million in repurchases of common stock and $49.5 million in repayments of the Credit Facility, partially offset by $299.2 million in proceeds related to the Credit Facility and $15.4 million in proceeds from stock option exercises.

Net cash used in financing activities was $41.7 million for the six months ended June 30, 2021 primarily related to $55.9 million in repurchases of common stock, partially offset by $14.2 million in proceeds from stock option exercises.

Share Repurchases

In the second quarter of 2021, the Board approved an increase of $150.0 million to the Company's stock repurchase program bringing the total repurchase authorization up to $300.0 million. In the first quarter of 2022, the Board approved additional increases totaling $500.0 million to the Company's stock repurchase program. In the second quarter of 2022, the Board approved further increases of $110.0 million to the Company's stock repurchase program. During the three and six months ended June 30, 2022, the Company repurchased 2,717,379 shares and 5,463,244 shares for $374.6 million and $800.5 million, respectively. During the three and six months ended June 30, 2021, the Company repurchased 343,159 shares for $56.1 million, respectively. As of June 30, 2022, the Company has completed all authorized share repurchases under the repurchase program.

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

Indebtedness

As of June 30, 2022, we had total indebtedness of $249.7 million and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes from the risk factors previously disclosed in our Annual Report, except that the following risk factor discussion is hereby added to our "Risk Factors":

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

We have significant operations in foreign countries, including, but not limited to, countries in Europe, Latin America, Asia, the Middle East and Africa, that may require complex arrangements to deliver services on global contracts for our customers. As a result, we are subject to heightened risks inherent in conducting business internationally, including, without limitation, the following:

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

• natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of trial materials or results; and

• Russian military action in Europe may impact foreign countries in which we may need to enroll patients in our clinical trials, could cause such clinical trials to be delayed or suspended and could impact operations in Russia and Belarus.

These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our customers. Furthermore, our ability to deal with these issues could be affected by applicable U.S. laws and the need to protect our assets. In addition, we may be more susceptible to these risks as we enter and continue to target growth in emerging countries and regions, including Asia, Eastern Europe and Latin America, which may be subject to a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced. The materialization of any such risks could have an adverse impact on our financial condition, results of operations, cash flows and reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

This table provides certain information with respect to our monthly repurchases of the Company’s common stock during the second quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1, 2022, through April 30, 2022	231,727	$135.71	4,538,470	$343,180,669
May 1, 2022, through May 31, 2022	1,573,616	$136.28	6,112,086	$128,735,169
June 1, 2022, through June 30, 2022	912,036	$141.15	7,024,122	$—
Total	2,717,379	$137.86	7,024,122

All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

We returned $374.6 million to shareholders in the form of share repurchases in the second quarter of fiscal year 2022. Refer to Note 1 – Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.

Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
April 6, 2022	2014 Equity Incentive Plan	1,000	$18.23	$18,200
June 1, 2022	2014 Equity Incentive Plan	6,000	16.88	101,300
June 15, 2022	2014 Equity Incentive Plan	650	18.23	11,800
Total		7,650		$131,300

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

Date: July 26, 2022