Form 10-Q
period 2022-09-30
Medpace Holdings, Inc.
filed 2022-10-25
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to          .
Commission file number: 001-37856
___________________________________________
Medpace Holdings, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	31,099,897 shares outstanding as of October 21, 2022

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As of
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$31,007	$461,304
Accounts receivable and unbilled, net (includes $3.0 million and $2.7 million with related parties at September 30, 2022 and December 31, 2021, respectively)	249,086	186,432
Prepaid expenses and other current assets	57,648	43,176
Total current assets	337,741	690,912
Property and equipment, net	104,719	93,153
Operating lease right-of-use assets	139,071	129,558
Goodwill	662,396	662,396
Intangible assets, net	38,846	41,360
Deferred income taxes	27,023	25,134
Other assets	18,629	17,422
Total assets	$1,328,425	$1,659,935
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.3 million with related parties at September 30, 2022 and December 31, 2021, respectively)	$28,245	$25,678
Accrued expenses	204,117	159,286
Advanced billings (includes $5.7 million and $8.3 million with related parties at September 30, 2022 and December 31, 2021, respectively)	417,927	344,641
Short-term debt	139,700	—
Other current liabilities	30,879	27,612
Total current liabilities	820,868	557,217
Operating lease liabilities	139,203	130,965
Deferred income tax liability	911	1,080
Other long-term liabilities	17,558	17,745
Total liabilities	978,540	707,007
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 31,098,397 and 36,006,778 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	309	360
Treasury stock - 81,573 and 180,000 shares at September 30, 2022 and December 31, 2021, respectively	(14,243)	(5,427)
Additional paid-in capital	759,986	727,857
(Accumulated deficit) Retained earnings	(380,115)	234,984
Accumulated other comprehensive loss	(16,052)	(4,846)
Total shareholders’ equity	349,885	952,928
Total liabilities and shareholders’ equity	$1,328,425	$1,659,935
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net (includes $9.8 million and $8.7 million with related parties for the three months ended September 30, 2022 and 2021, respectively, and $40.3 million and $23.9 million with related parties for the nine months ended September 30, 2022 and 2021, respectively)	$383,744	$295,567	$1,065,898	$833,825
Operating expenses:
Direct service costs, excluding depreciation and amortization	136,648	112,540	394,200	322,160
Reimbursed out-of-pocket expenses	128,062	95,934	354,991	271,494
Total direct costs	264,710	208,474	749,191	593,654
Selling, general and administrative	35,418	28,046	97,999	80,757
Depreciation	4,951	4,056	13,928	11,819
Amortization	838	1,278	2,514	3,835
Total operating expenses	305,917	241,854	863,632	690,065
Income from operations	77,827	53,713	202,266	143,760
Other income, net:
Miscellaneous income, net	5,649	1,064	9,027	2,253
Interest expense, net	(1,584)	(41)	(2,078)	(82)
Total other income, net	4,065	1,023	6,949	2,171
Income before income taxes	81,892	54,736	209,215	145,931
Income tax provision	15,865	6,162	32,517	14,117
Net income	$66,027	$48,574	$176,698	$131,814
Net income per share attributable to common shareholders:
Basic	$2.13	$1.35	$5.39	$3.67
Diluted	$2.05	$1.29	$5.18	$3.49
Weighted average common shares outstanding:
Basic	31,009	35,816	32,791	35,822
Diluted	32,253	37,519	34,098	37,641
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$66,027	$48,574	$176,698	$131,814
Other comprehensive income
Foreign currency translation adjustments, net of taxes	(6,080)	(1,483)	(11,206)	(3,112)
Comprehensive income	$59,947	$47,091	$165,492	$128,702
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2020	$355	$(5,578)	$695,904	$115,229	$(131)	$805,779
Net income				43,306		43,306
Foreign currency translation					(2,135)	(2,135)
Stock-based compensation expense			2,871			2,871
Stock options exercised	4		9,102			9,106
BALANCE — March 31, 2021	$359	$(5,578)	$707,877	$158,535	$(2,266)	$858,927
Net income				39,934		39,934
Foreign currency translation					506	506
Stock-based compensation expense			3,570			3,570
Stock options exercised	2		5,100			5,102
Repurchases of common stock	(3)			(56,154)		(56,157)
BALANCE — June 30, 2021	$358	$(5,578)	$716,547	$142,315	$(1,760)	$851,882
Net income				48,574		48,574
Foreign currency translation					(1,483)	(1,483)
Stock-based compensation expense			4,047			4,047
Stock options exercised	1		1,003			1,004
Repurchases of common stock				(5,939)		(5,939)
BALANCE — September 30, 2021	$359	$(5,578)	$721,597	$184,950	$(3,243)	$898,085

	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2021	$360	$(5,427)	$727,857	$234,984	$(4,846)	$952,928
Net income				61,311		61,311
Foreign currency translation					(1,542)	(1,542)
Stock-based compensation expense			4,372			4,372
Stock options exercised	3		13,894			13,897
Repurchases of common stock	(27)	(14,243)		(411,680)		(425,950)
Retirement of treasury stock		5,427		(5,427)		—
BALANCE — March 31, 2022	$336	$(14,243)	$746,123	$(120,812)	$(6,388)	$605,016
Net income				49,360		49,360
Foreign currency translation					(3,584)	(3,584)
Stock-based compensation expense			5,653			5,653
Stock options exercised			1,524			1,524
Repurchases of common stock	(27)			(374,690)		(374,717)
BALANCE — June 30, 2022	$309	$(14,243)	$753,300	$(446,142)	$(9,972)	$283,252
Net income				66,027		66,027
Foreign currency translation					(6,080)	(6,080)
Stock-based compensation expense			5,794			5,794
Stock options exercised			892			892
BALANCE — September 30, 2022	$309	$(14,243)	$759,986	$(380,115)	$(16,052)	$349,885
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$176,698	$131,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,928	11,819
Amortization	2,514	3,835
Stock-based compensation expense	15,819	10,488
Noncash lease expense	13,460	11,878
Deferred income tax (benefit) provision	(2,126)	3,299
Amortization and adjustment of deferred credit	(465)	(501)
Other	115	213
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(62,438)	(25,046)
Prepaid expenses and other current assets	(17,397)	(22,049)
Accounts payable	770	2,150
Accrued expenses	47,848	24,691
Advanced billings	73,286	48,184
Lease liabilities	(11,134)	(11,335)
Other assets and liabilities, net	488	2,993
Net cash provided by operating activities	251,366	192,433
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(27,636)	(19,155)
Other	(1,886)	(3,093)
Net cash used in investing activities	(29,522)	(22,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	16,313	15,212
Repurchases of common stock	(800,667)	(62,096)
Proceeds from revolving loan	299,200	—
Payments on revolving loan	(159,500)	—
Net cash used in financing activities	(644,654)	(46,884)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(7,487)	(2,680)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(430,297)	120,621
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	461,304	277,766
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$31,007	$398,387
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Acquisition of property and equipment—non-cash	$9,094	$5,424
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2022
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
Share Repurchases
In the second quarter of 2021, the Board approved an increase of $150.0 million to the Company's stock repurchase program bringing the total repurchase authorization up to $300.0 million. In the first quarter of 2022, the Board approved additional increases totaling $500.0 million to the Company's stock repurchase program. In the second quarter of 2022, the Board approved further increases of $110.0 million to the Company's stock repurchase program. During the nine months ended September 30, 2022, the Company repurchased 5,463,244 shares for $800.5 million. During the three and nine months ended September 30, 2021, the Company repurchased 34,624 and 377,783 shares for $5.9 million and $62.1 million, respectively. As of September 30, 2022, the Company has completed all authorized share repurchases under the repurchase program.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except for earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted-average shares:
Common shares outstanding	31,009	35,816	32,791	35,822
RSAs	21	112	21	114
Total weighted-average shares	31,030	35,928	32,812	35,936
Earnings per common share—Basic
Net income	$66,027	$48,574	$176,698	$131,814
Less: Undistributed earnings allocated to RSAs	(44)	(151)	(112)	(419)
Net income available to common shareholders—Basic	$65,983	$48,423	$176,586	$131,395

Net income per common share—Basic	$2.13	$1.35	$5.39	$3.67

Basic weighted-average common shares outstanding	31,009	35,816	32,791	35,822
Effect of diluted shares	1,244	1,703	1,307	1,819
Diluted weighted-average shares outstanding	32,253	37,519	34,098	37,641

Net income per common share—Diluted	$2.05	$1.29	$5.18	$3.49
During the three and nine months ended September 30, 2022, the Company had (in thousands) 274.4 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.
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
The Company does not have any recurring fair value measurements as of September 30, 2022. There were no transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2022 or September 30, 2021.
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
Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Accounts receivable	$207,792	$150,496
Unbilled receivables	41,463	36,107
Less: allowance for doubtful accounts	(169)	(171)
Total accounts receivable and unbilled, net	$249,086	$186,432
Contract Liabilities
Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.
Advanced billings consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Advanced billings	$417,927	$344,641
As of September 30, 2022, we had approximately $2.5 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(137,851)	(135,337)
Total finite-lived intangible assets, net	7,200	9,714
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$38,846	$41,360
As of September 30, 2022, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2022	$839
2023	2,199
2024	1,443
2025	946
2026	620
Later years	1,153
$7,200
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Employee compensation and benefits	$63,517	$57,846
Project related reimbursable expenses	127,603	91,839
Other	12,997	9,601
Total accrued expenses	$204,117	$159,286
(7) Debt
Debt consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Revolving credit facility	$139,700	$—
Short-term debt	$139,700	$—

Principal payments on debt are due as follows (in thousands):

2022 (remaining)	—
2023	139,700
Total	$139,700
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
As of September 30, 2022, there were $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.
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
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$6,482	$5,941	$19,357	$17,488
Variable lease cost	2,240	1,749	6,353	4,565
Supplemental cash flow information related to the leases was as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,045	$11,847

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	29,915	24,251

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$139,071	$129,558

Other current liabilities	$18,691	$16,276
Operating lease liabilities	139,203	130,965
Total operating lease liabilities	$157,894	$147,241

Weighted Average Remaining Lease Term (years)
Operating leases	11.4	12.0
Weighted Average Discount Rate
Operating leases	5.2%	5.5%
Lease payments due related to lease liabilities as of September 30, 2022 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
Remainder of 2022	$2,746	$3,674	$6,420
2023	11,025	13,894	24,919
2024	11,154	11,394	22,548
2025	11,286	9,302	20,588
2026	11,422	8,108	19,530
Later years	106,988	17,570	124,558
Total lease payments	154,621	63,942	218,563
Less: imputed interest	(54,538)	(6,131)	(60,669)
Total	$100,083	$57,811	$157,894
As of September 30, 2022, we have several additional leases with contractual obligations, which have not yet commenced, with future payments of $0.1 million.
(9) Shareholder’s Equity and Stock-Based Compensation
The Company granted 392,231 awards to employees under the 2016 Incentive Award Plan during the nine months ended September 30, 2022, consisting of 151,159 RSU and 113,838 stock option awards having four year vesting schedules and 127,234 stock option awards having two year vesting schedules. The Company granted an additional 11,418 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the nine months ended September 30, 2022. These awards are scheduled to vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

Award Activity
The following table sets forth the Company’s stock option activity:

	Nine Months Ended September 30, 2022
	Stock Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,992,915	$68.39
Granted	252,490	$138.91
Exercised	(395,863)	$41.21
Cancelled/Forfeited/Expired	(28,747)	$72.76
Outstanding - end of period	1,820,795	$84.01

Exercisable - end of period	1,212,799	$56.49
The following table sets forth the Company’s RSA/RSU activity:

Nine Months Ended September 30, 2022
Shares/Units
Outstanding and unvested - beginning of period	602,187
Granted	151,159
Vested	(159,000)
Forfeited	(40,248)
Outstanding and unvested - end of period	554,098

Cumulative vested shares - end of period	2,191,916
Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total direct costs	$3,179	$2,607	$8,744	$6,841
Selling, general and administrative	2,615	1,440	7,075	3,647
Total stock-based compensation expense	$5,794	$4,047	$15,819	$10,488
(10) Income Taxes
The Company’s effective income tax rate was 19.4% and 11.3% for the three months ended September 30, 2022 and 2021, respectively. The Company's effective income tax rate was 15.5% and 9.7% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective income tax rate for the three months ended September 30, 2022 varied from the U.S. statutory rate of 21% primarily due to the impact of state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation. The Company's effective income tax rate for the nine months ended September 30, 2022 varied from the U.S. statutory rate of 21% due to the impact of the state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation and benefits from uncertain tax positions.

(11) Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of September 30, 2022 and December 31, 2021. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of September 30, 2022.
Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $14.3 million as of September 30, 2022. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2029.
(12) Related Party Transactions
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.2 million existed at September 30, 2022 and December 31, 2021, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreement
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $9.5 million and $2.3 million during the three months ended September 30, 2022 and 2021, respectively, and $26.6 million and $5.6 million during the nine months ended September 30, 2022 and 2021, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, respectively, the Company had Advanced billings from LIB of $4.7 million and $2.9 million in the condensed consolidated balance sheets. In addition, as of September 30, 2022 and December 31, 2021, respectively, the Company had Accounts receivable and unbilled, net from LIB of $1.7 million and $0.5 million in the condensed consolidated balance sheets.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $0.5 million and $6.4 million during the three months ended September 30, 2022 and 2021, respectively, and $13.8 million and $18.3 million during the nine months ended September 30, 2022 and 2021, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, respectively, the Company had Advanced billings from CinRx of $1.0 million and $5.4 million in the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021 the Company had Accounts receivable and unbilled, net from CinRx of $1.3 million and $2.1 million, respectively, in the condensed consolidated balance sheets. Certain affiliates of CinRx included in previous reported quarters are no longer disclosed due to changes in the affiliate relationship.
The Summit Hotel (“The Summit”)
The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. Medpace incurred expenses of $0.1 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.3 million during the nine months ended September 30, 2022 and 2021 at The Summit, respectively.

Leased Real Estate
Headquarters Lease
The Company entered into an operating lease for its corporate headquarters with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease for headquarters is for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. In Q3 2021, the Company accounted for the renewal option, as it became reasonably certain it would be exercised per the agreement, by extending the lease term through November 2032. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Operating lease cost recognized for the three months ended September 30, 2022 and 2021 was $0.6 million and $1.7 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2022 and December 31, 2021 were $18.6 million and $19.7 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2022 were $1.5 million and $17.1 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2021 were $1.5 million and $18.3 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2022 and 2021 was $1.5 million and $4.3 million for the nine months ended September 30, 2022 and 2021. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2022 and December 31, 2021 were $53.9 million and $55.1 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2022 were $1.1 million and $65.1 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2021 were $0.9 million and $65.9 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the three months ended September 30, 2022 and 2021 was $0.9 million and $2.7 million for the nine months ended September 30, 2022 and 2021. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2022 and December 31, 2021 were $15.3 million and $17.2 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2022 were $2.7 million and $12.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2021 were $2.6 million and $14.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by private aviation charter companies which is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.6 million and $0.4 million during the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $0.9 million during the nine months ended September 30, 2022 and 2021, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the Company had Accounts payable to the Aircraft Management Company of $0.2 million, respectively, in the condensed consolidated balance sheets.
(13) Entity Wide Disclosures
Revenue by Category
The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Therapeutic Area
Oncology	$122,834	$94,724	$343,589	$267,110
Other	72,767	64,088	216,739	197,146
Metabolic	63,478	42,133	167,194	112,771
Cardiology	49,802	34,736	129,225	86,538
Central Nervous System	43,418	32,854	120,811	86,217
AVAI	31,445	27,032	88,340	84,043
Total revenue	$383,744	$295,567	$1,065,898	$833,825

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
We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 5,000 employees across 40 countries as of September 30, 2022, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.
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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $470.9 million and $1,344.4 million for the three and nine months ended September 30, 2022, respectively. Net new business awards were $408.0 million and $1,151.7 million for the three and nine months ended September 30, 2021, respectively.
Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of September 30, 2022, our backlog increased by $386.4 million, or 20.9%, to $2,236.2 million compared to $1,849.8 million as of September 30, 2021. Included within backlog as of September 30, 2022 was approximately $1,165.0 million to $1,175.0 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.
The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $17.4 million for the three months ended September 30, 2022; unfavorable foreign currency adjustments of $33.2 million for the nine months ended September 30, 2022; unfavorable foreign currency adjustments of $3.5 million for the three months ended September 30, 2021; and unfavorable foreign currency adjustments of $3.9 million for the nine months ended September 30, 2021.
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
While certain governments eased restrictions during 2021 and into the three and nine months ended September 30, 2022, the pandemic remains disruptive to our business operations. As we look ahead, we continue to expect impacts to our business to be temporary and primarily relate to limitations on our ability to physically access investigative sites, delays in patient enrollment and trial start-up activities.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S. Dollars per Euro:	1.01	1.18	1.07	1.20

Results of Operations
Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2022	2021	Change	% Change
Revenue, net	$383,744	$295,567	$88,177	29.8%
Direct service costs, excluding depreciation and amortization	136,648	112,540	24,108	21.4%
Reimbursed out-of-pocket expenses	128,062	95,934	32,128	33.5%
Total direct costs	264,710	208,474	56,236	27.0%
Selling, general and administrative	35,418	28,046	7,372	26.3%
Depreciation	4,951	4,056	895	22.1%
Amortization	838	1,278	(440)	(34.4)%
Total operating expenses	305,917	241,854	64,063	26.5%
Income from operations	77,827	53,713	24,114
Miscellaneous income, net	5,649	1,064	4,585
Interest expense, net	(1,584)	(41)	(1,543)
Income before income taxes	81,892	54,736	27,156
Income tax provision	15,865	6,162	9,703
Net income	$66,027	$48,574	$17,453
Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
(Amounts in thousands, except percentages)	2022	2021	Change	% Change
Revenue, net	$1,065,898	$833,825	$232,073	27.8%
Direct service costs, excluding depreciation and amortization	394,200	322,160	72,040	22.4%
Reimbursed out-of-pocket expenses	354,991	271,494	83,497	30.8%
Total direct costs	749,191	593,654	155,537	26.2%
Selling, general and administrative	97,999	80,757	17,242	21.4%
Depreciation	13,928	11,819	2,109	17.8%
Amortization	2,514	3,835	(1,321)	(34.4)%
Total operating expenses	863,632	690,065	173,567	25.2%
Income from operations	202,266	143,760	58,506
Miscellaneous income, net	9,027	2,253	6,774
Interest expense, net	(2,078)	(82)	(1,996)
Income before income taxes	209,215	145,931	63,284
Income tax provision	32,517	14,117	18,400
Net income	$176,698	$131,814	$44,884
Total revenue
Total revenue increased by $88.2 million to $383.7 million for the three months ended September 30, 2022, from $295.6 million for the three months ended September 30, 2021. Total revenue increased by $232.1 million to $1,065.9 million for the nine months ended September 30, 2022, from $833.8 million for the nine months ended September 30, 2021. The increase for the three and nine months ended September 30, 2022 was primarily driven by growth within the Oncology, Metabolic, Cardiology and Central Nervous System therapeutic areas, compared to the same period in the prior year.

Total direct costs
Total direct costs increased by $56.2 million, to $264.7 million for the three months ended September 30, 2022 from $208.5 million for the three months ended September 30, 2021. Total direct costs increased by $155.5 million, to $749.2 million for the nine months ended September 30, 2022 from $593.7 million for the nine months ended September 30, 2021. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $32.1 million and $83.5 million for the three and nine months ended September 30, 2022, compared to the same period in the prior year. The higher personnel costs portion increased by $18.1 million and $59.4 million for the three and nine months ended September 30, 2022, compared to the same periods in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $7.4 million, to $35.4 million for the three months ended September 30, 2022 from $28.0 million for the three months ended September 30, 2021. Selling, general and administrative expenses increased by $17.2 million, to $98.0 million for the nine months ended September 30, 2022 from $80.8 million for the nine months ended September 30, 2021. The increase was primarily attributed to higher personnel costs to support the growth in service activities. The higher personnel costs portion increased by $4.8 million and $13.5 million for the three and nine months ended September 30, 2022, compared to the same periods in the prior year.
Depreciation and Amortization
Depreciation and amortization expense of $5.8 million and $16.4 million for the three and nine months ended September 30, 2022 remained relatively consistent with $5.3 million and $15.7 million for the three and nine months ended September 30, 2021.
Miscellaneous income, net

Miscellaneous income, net increased by $4.6 million to $5.6 million for the three months ended September 30, 2022 from $1.1 million for the three months ended September 30, 2021. Miscellaneous income, net increased by $6.8 million to $9.0 for the nine months ended September 30, 2022 from $2.3 million for the nine months ended September 30, 2021. These changes were mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries and from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.
Income tax provision
Income tax provision increased by $9.7 million, to $15.9 million for the three months ended September 30, 2022 from $6.2 million for the three months ended September 30, 2021. Income tax provision increased by $18.4 million, to $32.5 million for the nine months ended September 30, 2022 from $14.1 million for the nine months ended September 30, 2021. The overall effective tax rate for the three months ended September 30, 2022 was 19.4%, compared to an overall effective tax rate of 11.3% for the three months ended September 30, 2021. The overall effective tax rate for the nine months ended September 30, 2022 was 15.5% compared to an overall effective tax rate of 9.7% for the nine months ended September 30, 2021. The increase in the income tax provision and overall effective tax rate was primarily attributable to the increase in pre-tax book income and a decrease in excess tax benefits recognized from share based compensation which was partially offset by an increase in benefits from uncertain tax positions compared to the same periods in the prior year.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $250.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. As of September 30, 2022, we had cash and cash equivalents of $31.0 million which decreased from $461.3 million as of December 31, 2021 primarily due to share repurchases during the nine months ended September 30, 2022. Approximately $5.3 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of September 30, 2022.
As of September 30, 2022, we had $110.1 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, credit facility repayments, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of September 30, 2022, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue increased by 30 basis points to 2.59% in the nine months ended September 30, 2022, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Nine Months Ended September 30,
Cash Flows (Amounts in thousands)	2022	2021
Net cash provided by operating activities	$251,366	$192,433
Net cash used in investing activities	(29,522)	(22,248)
Net cash used in financing activities	(644,654)	(46,884)
Effect of exchange rates on cash, cash equivalents and restricted cash	(7,487)	(2,680)
(Decrease) increase in cash, cash equivalents and restricted cash	$(430,297)	$120,621
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
Net cash flows provided by operating activities was $251.4 million for the nine months ended September 30, 2022 beginning with net income of $176.7 million. Adjustments to reconcile net income to net cash provided by operating activities were $43.2 million, primarily related to stock based compensation expense of $15.8 million, depreciation of $13.9 million and noncash lease expense of $13.5 million. Changes in operating assets and liabilities provided $31.4 million in operating cash flows and was primarily driven by increased advanced billings of 73.3 million and increased accrued expenses of 47.8 million, offset by increased accounts receivable and unbilled, net of 62.4 million and increased prepaid expenses and other current assets of 17.4 million.
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
Cash Flow from Investing Activities
Net cash used in investing activities was $29.5 million for the nine months ended September 30, 2022 primarily consisting of $27.6 million in property and equipment expenditures.
Net cash used in investing activities was $22.2 million for the nine months ended September 30, 2021 primarily consisting of $19.2 million in property and equipment expenditures.

Cash Flow from Financing Activities
Net cash used in financing activities was $644.7 million for the nine months ended September 30, 2022 primarily related to $800.7 million in repurchases of common stock and $159.5 million in repayments of the Credit Facility, partially offset by 299.2 million in proceeds related to the Credit Facility and $16.3 million in proceeds from stock option exercises.
Net cash used in financing activities was $46.9 million for the nine months ended September 30, 2021 primarily related to $62.1 million in repurchases of common stock, partially offset by $15.2 million in proceeds from stock option exercises.
Share Repurchases
In the second quarter of 2021, the Board approved an increase of $150.0 million to the Company's stock repurchase program bringing the total repurchase authorization up to $300.0 million. In the first quarter of 2022, the Board approved additional increases totaling $500.0 million to the Company's stock repurchase program. In the second quarter of 2022, the Board approved further increases of $110.0 million to the Company's stock repurchase program. During the nine months ended September 30, 2022, the Company repurchased 5,463,244 shares for $800.5 million. During the three and nine months ended September 30, 2021, the Company repurchased 34,624 and 377,783 shares for $5.9 million and $62.1 million, respectively. As of September 30, 2022, the Company has completed all authorized share repurchases under the repurchase program.
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
Indebtedness
As of September 30, 2022, we had total indebtedness of 139.7 million and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have significant operations in foreign countries, including, but not limited to, countries in Europe, Latin America, Asia, the Middle East and Africa, that may require complex arrangements to deliver services on global contracts for our customers. As a result, we are subject to heightened risks inherent in conducting business internationally, including, without limitation, the following:
•conducting a single trial across multiple countries is complex, and issues in one country, such as a failure to comply with local regulations or restrictions, may affect the progress of the trial in the other countries, for example, by limiting the amount of data necessary for a trial to proceed, resulting in delays or potential cancellation of contracts, which in turn may result in loss of revenue;
•the United States or other countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations or tax policies, which could have an adverse effect on our ability to conduct business in or expatriate profits from those countries;
•tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation;
•certain foreign countries are expanding or may expand their regulatory framework with respect to patient informed consent, protection and compensation in clinical trials, and privacy, which could delay or inhibit our ability to conduct trials in such jurisdictions or which could materially increase the risks associated with performing trials in such jurisdictions;
•certain foreign countries are expanding or may expand their banking regulations that govern international currency transactions, particularly cross-border transfers, which may inhibit our ability to transfer funds into or within a jurisdiction, impeding our ability to pay our principal investigators, vendors and employees, thereby impacting our ability to conduct trials in such jurisdictions;
•the regulatory or judicial authorities of foreign countries may not enforce legal rights and recognize business procedures in a manner to which we are accustomed or would reasonably expect;
•we may have difficulty complying with a variety of laws and regulations in foreign countries, some of which may conflict with laws in the United States;
•potential violations of existing or newly adopted local laws or anti-bribery laws, such as the United States Foreign Corrupt Practices Act (FCPA) and the UK Bribery Act of 2010, may cause a material adverse effect on our business, financial condition, results of operations, cash flows or reputation;
•changes in political and economic conditions, including inflation, may lead to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;
•foreign governments may enact currency exchange controls that may limit the ability to fund our operations or significantly increase the cost of maintaining operations;
•customers in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in foreign jurisdictions;
•natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of trial materials or results; and
•Russian military action in Europe may impact foreign countries in which we may need to enroll patients in our clinical trials, could cause such clinical trials to be delayed or suspended and could impact operations in Russia and Belarus.
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

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
July 13, 2022	2014 Equity Incentive Plan	5,000	$16.88	$84,400
July 19, 2022	2014 Equity Incentive Plan	3,500	16.88	59,100
July 27, 2022	2014 Equity Incentive Plan	2,611	16.88	44,100
Total		11,111		$187,600
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
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

/s/ Kevin M. Brady
Kevin M. Brady
Chief Financial Officer (Principal Financial Officer)
Date: October 25, 2022