Form 10-K
period 2022-12-31
Medpace Holdings, Inc.
filed 2023-02-14
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission file number: 001-37856
________________________________________________________________________________________________________
Medpace Holdings, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, based upon the closing sale price as reported on the Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.7 billion. For purposes of this computation, shares of the registrant’s common stock held by each executive officer, director, and each person known to the registrant to own 10% or more of the outstanding voting power reporting such ownership on Schedule 13D have been excluded in that such persons are affiliates.
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	31,050,160 shares outstanding as of February 10, 2023
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2022

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
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.medpace.com) and our corporate Facebook, YouTube, LinkedIn, Vimeo and Instagram accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission, or SEC, filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.
TRADEMARKS
We own or have the rights to use various trademarks referred to in this Annual Report on Form 10-K, including, among others, Medpace, ClinTrak and Intellipace and their respective logos. Solely for convenience, we may refer to trademarks in this Annual Report on Form 10-K without the TM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.
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

Part I
Item 1. Business
Overview
We are one of the world’s leading clinical contract research organizations, or CROs, by revenue, solely focused on providing scientifically-driven outsourced clinical development services to the biotechnology, pharmaceutical and medical device industries. Our mission is to accelerate the global development of safe and effective medical therapeutics. We differentiate ourselves from our competitors by our disciplined operating model centered on providing full-service Phase I-IV clinical development services and our therapeutic expertise. We believe this combination results in timely and cost-effective delivery of clinical development services for our customers. We believe that we are a partner of choice for small and mid-sized biopharmaceutical companies based on our ability to consistently utilize our full-service, disciplined operating model to deliver timely and high-quality results for our customers. Accordingly, our business strategy aims to continue to expand our market share in the growing Phase I-IV CRO market as we conduct clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic, Cardiology, Antiviral and Anti-infective (AVAI) and Central Nervous System (CNS).
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
As part of our sales strategy, our team focuses on a customer segmentation model. Our team targets and engages customers in our addressable market, matches customer characteristics with therapeutic fit and maintains a mindset of full-service outsourcing. Our structured and disciplined approach facilitates strong account evaluation, which results in increased focus by the sales team, the management of sales force effectiveness and the creation of a process whereby both marketing and sales operate under the same guiding principles.
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
Competition
We compete primarily against other full-service CROs as well as services provided by in-house research and development (R&D) departments of biopharmaceutical companies. Our major CRO competitors include Laboratory Corporation of America Holdings, ICON plc, Syneos Health, Inc., PPD, Inc. (now part of Thermo Fisher Scientific Inc.), IQVIA Holdings Inc. and numerous specialty and regional CROs.
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
In the United States, GCP regulations govern the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. In order to comply with GCP and other requirements, we must, among other things:
•comply with specific requirements governing the selection of qualified principal investigators and clinical research sites;
•obtain specific written commitments from principal investigators;
•obtain IRB review and approval and supervision of the clinical trials by an independent review board or ethics committee;
•obtain a favorable opinion from regulatory agencies to commence a clinical trial;
•verify that appropriate patient informed consents are obtained before the patient participates in a clinical trial;
•ensure that adverse drug reactions resulting from the administration of a drug or biologic during a clinical trial are medically evaluated and reported in a timely manner;
•monitor the validity and accuracy of data;
•monitor drug or biologic accountability at clinical research sites; and
•verify that principal investigators and clinical trial staff maintain records and reports and permit appropriate governmental authorities access to data for review.
Clinical trials conducted outside the United States are subject to the laws and regulations of the country where the trials are conducted. These laws and regulations may or may not be similar to the laws and regulations administered by the FDA and other laws and regulations regarding the protection of patient safety and privacy and the control of clinical trial pharmaceuticals, medical devices or other clinical trial materials. Within the EU, these requirements are enforced by the EMA and requirements may vary slightly from one member state to another. In the United Kingdom, clinical trials are regulated by the Medicines and Healthcare Products Regulatory Agency (MHRA). In Canada, clinical trials are regulated by the Health Products and Food Branch of Health Canada as well as provincial regulations. Similar requirements also apply in other jurisdictions, including countries outside the EU and countries in Asia and Latin America where we operate or where our customers may intend to apply for marketing authorization. Clinical trials conducted outside the United States also may be subject to FDA regulation if the clinical trials are conducted pursuant to an IND or an Investigational Device Exemption for a product candidate that will seek FDA approval or clearance. In addition, clinical trial sponsors follow ICH E6 guidelines as a principle for GCP.
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
Health Information Privacy
The confidentiality of personal health information, including patient-specific information collected during clinical trials, is heavily regulated in the United States and other countries. The U.S. Department of Health and Human Services has promulgated rules under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, including the Privacy and Security Rules, or collectively, HIPAA, that govern the use, handling and disclosure of personally identifiable medical information. These regulations also establish procedures for the exercise of an individual’s rights and the methods permissible for de-identification of health information. HIPAA applies to “covered entities,” which include certain types of healthcare providers, as well as service providers to covered entities which access protected health information, known as “business associates.” Two of our subsidiaries, Medpace Clinical Pharmacology, LLC and C-MARC, LLC, are covered entities under HIPAA. Further, many investigators with whom we are involved in clinical trials are also directly subject to HIPAA as covered entities. There are instances where we may be considered a business associate of a covered entity investigator, and we have signed business associate agreements with some investigators. If we are determined to be a business associate, we would be directly liable for any breaches of protected health information and other HIPAA violations. We are also liable contractually under any business associate agreements we have signed with covered entities. In addition, we are also subject to privacy legislation in the jurisdictions in which we operate which includes privacy legislation in the EU under the 95/46/EC Privacy Directive on the protection and free movement of personal data, as replaced by the General Data Protection Regulation from early 2018 onwards.
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

Human Capital
As of December 31, 2022 we had approximately 5,200 employees located across 40 countries. As of December 31, 2021 and 2020, we had approximately 4,500 and 3,600 employees, respectively. Our associates are our most important asset and we recognize the importance of motivating and rewarding our associates by providing them with competitive benefits as part of their overall compensation and benefits package. We have developed comprehensive benefits packages that deliver quality and value while satisfying the diverse needs of our workforce and meeting local market requirements and expectations.
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
We have developed a strong record of hiring and developing women at all levels of the organization. Approximately 67% of our employees globally are women representing 65% of management and 52% of director level and above positions. In addition, of our U.S. based employees, approximately 17% are non-white, including 12% of management. None of our US employees are currently covered by a collective bargaining agreement specific to our Company.
Our commitment to compliance, people, safety, communities and the environment is further described in our 2021-2022 Corporate Responsibility Report published within the Investor Relations section of our website at investor.medpace.com. That report is not part of this Annual Report on Form 10-K.
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
As our associates develop knowledge and skills that will contribute to the wider Medpace mission and business success, we believe in rewarding strong performance with compensatory and non-compensatory recognition. We have a robust career path and compensation structure that acknowledges associate performance and development at all levels of the organization. Of the 407 management-level roles that were newly filled in 2022, approximately 56% of these roles were filled by our pipeline of internal talent.
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
Business and Economic Risks
•The potential loss, delay or non-renewal of our contracts, or the non-payment by our customers for services that we have performed, could adversely affect our results.

•Our backlog may not convert to net revenue at our historical conversion rates.
•Our operating results have historically fluctuated between fiscal quarters and years and may continue to fluctuate in the future, which may adversely affect the market price of our stock.
•Our operating margins could decrease due to increased pricing pressure or other pressures, if we are unable to either achieve efficiencies in our operating expenses or grow revenues at a rate faster than expenses.
•Our customer or therapeutic area concentration may have a material adverse effect on our business, financial condition, results of operations or cash flows.
•We bear financial risk if we underprice our fixed-fee contracts or overrun cost estimates, and our financial results can also be adversely affected by failure to receive approval for change orders or delays in documenting change orders.
•Our business and operations have been impacted by the coronavirus (COVID-19) and may be impacted in the future by COVID-19 or other outbreaks, including epidemics, pandemics or widespread public health crisis.
•If we are unable to successfully execute our growth strategies or manage our growth effectively, our results of operations or financial condition could be adversely affected.
•If we are unable to recruit suitable investigators and enroll patients for our customers’ clinical trials, our clinical development business may suffer.
•The failure of third parties to provide us critical support services could materially adversely affect our business, financial condition, results of operations, cash flows or reputation.
•Current or potential future investments by the Company in our customers’ businesses or products could have a negative impact on our financial results.
Technical and Cybersecurity Risks
•Our business depends on the continued effectiveness and availability of our information and digital communications systems, including the information systems we use to provide our services to our customers, such as ClinTrak, and failures of these systems may materially limit our operations.
•If the security of confidential information used in connection with our services is breached or otherwise subject to unauthorized access, our reputation and business may be materially harmed.
International Risks
•Our business is subject to international economic, political and other risks that could negatively affect our results of operations and financial condition.
•Due to the global nature of our business, we may be exposed to liabilities under the Foreign Corrupt Practices Act and various other anti-corruption laws, and any allegation or determination that we violated these laws could have a material adverse effect on our business.
Industry Risks
•Outsourcing trends in the biopharmaceutical industry and changes in aggregate expenditures and R&D budgets could adversely affect our operating results and growth rate.
•We may be affected by healthcare reform and potential additional regulatory reforms, which may adversely impact the biopharmaceutical industry or otherwise reduce the need for our services or negatively impact our profitability.
•Consolidation in the biopharmaceutical industry could lead to a reduction in our revenues.
•The biopharmaceutical industry has a history of patent and other intellectual property litigation, and we might be involved in costly intellectual property lawsuits.
•If we do not keep pace with rapid technological changes, our services may become less competitive or obsolete.
•Circumstances beyond our control could cause the CRO industry to suffer reputational or other harm that could result in an industry-wide reduction in demand for CRO services, which could harm our business.
Other Legal, Regulatory, Insurance and Tax Risks
•If we fail to perform our services in accordance with contractual requirements, government regulations and ethical considerations, we could be subject to significant costs or liability and our reputation could be adversely affected.
•Some of our services involve direct interaction with clinical trial patients and operation of a Phase I clinical facility, which could create potential liability that may adversely affect our results of operations and financial condition.

•Our clinical development services could subject us to potential liability that may adversely affect our results of operations and financial condition.
•Our operations involve the use and disposal of hazardous substances and waste which can give rise to liability that could adversely impact our financial condition.
•We act as legal representative and/or data representative for some clients.
•Our insurance may not cover all of our indemnification obligations and other liabilities associated with our operations.
•Our effective income tax rate may fluctuate, which may adversely affect our operations, earnings and earnings per share.
•If we fail to comply with federal, state and foreign healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.
•Laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings.
•Our business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (CLIA), or those of other national, state or local agencies in the U.S. and other countries where we operate laboratories.
Structural and Organizational Risks
•Our Chief Executive Officer and founder controls a substantial amount of our outstanding common stock and his interests may be different from or conflict with those of our other shareholders.
•We are party to transactions with related persons that may increase the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from these transactions.
General Risks
•If we lose the services of key personnel or are unable to recruit experienced personnel, our business could be adversely affected.
•Our operations might be affected by the occurrence of a natural disaster or other catastrophic event.
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
The time between when a clinical trial is awarded and when it goes to contract is typically several months, and prior to a new business award going to contract, our customers can cancel the award without notice. Moreover, once an award goes to contract, most of our customers for clinical trial services can terminate our contracts without cause upon 30 days’ notice. Our customers may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including, but not limited to:
•decisions to forego or terminate a particular clinical trial;
•lack of available financing, budgetary limits or changing priorities;
•actions by regulatory authorities;
•changes in law;
•production problems resulting in shortages of the drug being tested;
•failure of the drug being tested to satisfy safety requirements or efficacy criteria;
•unexpected or undesired clinical results;
•insufficient investigator recruitment or patient enrollment in a trial;
•decisions to downsize product development portfolios due to general economic conditions, market conditions or otherwise;
•dissatisfaction with our performance, including the quality of data provided and our ability to meet agreed upon schedules;
•shift of business to another CRO or internal resources;
•product withdrawal following market launch; or

•shut down of our customers’ manufacturing facilities.
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
Clinical trials can be costly and for the year ended December 31, 2022, 78% and 16% of our net revenue was derived from small biopharmaceutical companies and mid-sized biopharmaceutical companies, respectively, which may have limited access to capital. In addition, we provide services to our customers before they pay us for some of our services. There is a risk that we may initiate a clinical trial for a customer, and the customer subsequently becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be legally or ethically bound to complete or wind down the trial at our own expense.
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
Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. Once work begins on a project, net revenue is recognized over the duration of the project. Projects may be terminated or delayed by the customer or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our net revenue could be adversely affected. Moreover, in the event that a customer cancels a contract, we often would be entitled to receive payment for services provided up to the point of cancellation and for close-out activities for winding down the clinical trial, and reimbursement of all non-cancellable expenses. Typically, however, we have no contractual right to the full amount of the future net revenue reflected in our backlog in the event of a permitted contract cancellation or subsequent changes in scope that reduce the value of the contract. The duration of the projects included in our backlog, and the related net revenue recognition, generally range from a few months to several years. Our backlog may not be indicative of our future net revenue, and we may not realize all of the anticipated future net revenue reflected in our backlog. A number of factors may affect the realization of our net revenue from backlog, including:
•the size, complexity and duration of the projects;
•the cancellation or delay of projects; and
•changes in the scope of work during the course of a project.
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
Our operating results have fluctuated in previous quarters and years and may continue to vary significantly from quarter to quarter and year to year and are influenced by a variety of factors, such as:
•timing of contract amendments for changes in scope that could affect the value of a contract and potentially impact the amount of net new business awards and net revenue from quarter to quarter;
•commencement, completion, execution, postponement or termination of large contracts;
•contract terms for the billing and recognition of revenue milestones;
•progress of ongoing contracts and retention of customers;
•timing of and charges associated with completion of acquisitions and other events;
•changes in the mix of services delivered, both in terms of geography and type of services;
•customer disputes or other issues that may impact the revenue we are able to recognize or the collectability of our related accounts receivable;
•exchange rate fluctuations;
•adoption of Accounting Standards Updates released by the Financial Accounting Standards Board; and
•timing and ability to hire in advance of future projects
Our operating results for any particular quarter or year are not necessarily a meaningful indicator of future results and fluctuations in our quarterly or yearly operating results could negatively affect the market price and liquidity of shares of our common stock.
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
Although we did not have any customer that represented 10% or more of our net revenue during the year ended December 31, 2022, we derive approximately one-fourth of our net revenue from our top ten customers. If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. Also, consolidation in our actual or potential customer base results in increased competition for important market segments and fewer available customer accounts. Additionally, conducting multiple clinical trials for different sponsors in a single therapeutic class, involving similar drugs, biologics or medical devices, may adversely affect our business if some or all of the trials are terminated because of new scientific information or regulatory decisions that affect the products as a class. Moreover, even if these trials are not terminated, they may compete with each other, thereby limiting our potential revenue going forward.
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

Our business and operations have been impacted by the coronavirus (COVID-19) and may be impacted in the future by COVID-19 or other outbreaks, including epidemics, pandemics or widespread public health crisis.

For the past several years, the COVID-19 pandemic has, and in the future may continue to have, an adverse effect on our business, operations and financial results. The pandemic and its uneven recovery have adversely affected, and in the future may continue to adversely affect, our business, in a variety of ways, including: the implementation of travel restrictions from U.S. and foreign governments, the shutdown of many businesses in countries in which we operate, delays or challenges in patient enrollment and new clinical trial start-up, challenges in clinical site initiation due to difficulties in recruiting clinical site investigators and clinical site staff shortages, and the interruption of key clinical trial activities such as clinical trial site monitoring. These adverse effects continue to impact study participants and clinical sites which affects our ability to efficiently provide clinical trial services. We continue to work with our customers to develop solutions to limit disruption to clinical trials while following required regulatory guidelines and maintaining quality to ensure the health and well-being of study participants, including alternative assessment methods such as virtual monitoring visits.

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

Despite our efforts to manage and remedy the impacts of COVID-19 or other future outbreaks, including epidemics, pandemics or widespread public health crisis to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. In the case of COVID-19, the emergence of variants may continue to occur across regions and countries where we operate, resulting in further adverse effects on our business, operations and financial results.
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
Current or potential future investments by the Company in our customers’ businesses or products could have a negative impact on our financial results.
We have in the past and may in the future enter into arrangements with our customers or other drug, biologic or medical device companies in which we take on financial risk by making strategic investments in our customers or other drug companies, providing flexible payment terms or fee financing to customers or other companies, entering into other risk sharing arrangements on trial execution, or making direct equity investments in companies. Our financial results would be adversely affected if the amount realized from any such financial arrangement was less than the value of our services or initial investment under the contract related to such arrangement.
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
Due to the global nature of our business and our reliance on information systems to provide our services, we intend to increase our use of web-enabled and other integrated information systems in delivering our services. We already provide access to such an information system, ClinTrak, to certain of our customers in connection with the services we provide to them. As the breadth and complexity of our information systems continue to grow, we will increasingly be exposed to the risks inherent in the development, integration and ongoing operation of evolving information systems, including:
•disruption, impairment or failure of data centers, telecommunications facilities or other key infrastructure platforms;
•intrusions and security breaches of, cyberattacks on and other failures or malfunctions in our critical application systems or their associated hardware; and
•excessive costs, excessive delays or other deficiencies in systems development and deployment.
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
We have significant operations in foreign countries, including, but not limited to, countries in Europe, Asia, South America, Africa and Australia that may require complex arrangements to deliver services on global contracts for our customers. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:
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
•Geopolitical issues in Europe may impact foreign countries in which we may need to enroll patients in our clinical trials, could cause such clinical trials to be delayed or suspended and could impact operations.
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
Such consequences could arise if, among other things, the following occur:
Improper performance of our services. The performance of clinical development services is complex and time-consuming. For example, we may make mistakes in conducting a clinical trial that could negatively impact or obviate the usefulness of results of the trial or cause the results of the trial to be reported improperly. If the trial results are compromised, we could be subject to significant costs or liability, which could have an adverse impact on our ability to perform our services and our reputation would be harmed. As examples:
•non-compliance generally could result in the termination of ongoing clinical trials or the disqualification of data for submission to regulatory authorities;
•non-compliance could compromise data from a particular trial, such as failure to verify that adequate informed consent was obtained from patients, which could require us to repeat the trial under the terms of our contract at no further cost to our customer, but at a potentially substantial cost to us; and
•breach of a contractual term could result in liability for damages or termination of the contract.
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
Factors that may affect our effective income tax rate include, but are not limited to:
•the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no income tax benefit can be recognized;
•actual and projected full year pre-tax income, including differences between actual and anticipated income before taxes in various jurisdictions;
•changes in tax laws, or in the interpretation or application of tax laws, in various taxing jurisdictions;
•audits or other challenges by taxing authorities;
•changes to intercompany transfer pricing policies or changes in laws within foreign tax jurisdictions
•the establishment of valuation allowances against a portion or all of certain deferred income tax assets if we determined that it is more likely than not that future income tax benefits will not be realized; and
•changes in the relative mix and size of clinical trials and staffing levels in various tax jurisdictions.
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
In the EU, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, which may include obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to export of such data out of the EU. Such data export rules are constantly changing. The United States, the EU and its member states, and other countries where we have operations, such as China and Singapore, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Failure to comply with certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy regulations and rules in various jurisdictions, or to resolve any serious privacy or security complaints, could subject us to regulatory sanctions, criminal prosecution or civil liability. Federal, state and foreign governments may propose or have adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of or unauthorized access to such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation or regulation de-identified health or other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, if we violate applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm. We also are subject to the requirements of the EU’s General Data Protection Regulation, or GDPR, because we are processing data in the EU and data of EU residents outside of the EU. The GDPR shortens the deadline for data breach notifications, imposes additional obligations when we process personal data on behalf of our customers, including in relation to security measures, and increases administrative burdens on companies processing personal data, including employee and business partner data. If we do not comply with our obligations under the GDPR we could be exposed to significant fines of up to 20 million EUR or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher.
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
As of December 31, 2022, August J. Troendle, our Chief Executive Officer and founder, through his direct ownership of 806,643 shares of our common stock and his beneficial ownership of 6,483,019 shares of our common stock held by Medpace Investors LLC (“Medpace Investors”), controls approximately 23.4% of the outstanding shares of our common stock. Upon a distribution of our common stock held by Medpace Investors, our Chief Executive Officer would receive approximately 85.4% of such distributed shares. Accordingly, August J. Troendle is able to exert a significant degree of influence or actual control over our management and affairs and corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including:
•the election and removal of directors and the size of our board of directors, or the Board;
•any amendment of our articles of incorporation or bylaws; or
•the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets.
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
Due to the relationships among us and certain related persons, the agreements or other transactions we have entered into with them are considered related person transactions. Our agreements or transactions with related persons may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated persons. For additional information on related person transactions involving us, see the “Certain Relationships” section in our Proxy Statement for our 2023 Annual Meeting of Stockholders. While our Related Person Transaction Policy and Procedures requires our Audit Committee’s consideration of all relevant facts and circumstances, including a determination of whether the transaction has terms comparable to those that could be obtained in an arm’s length transaction, the potential for a conflict of interest exists and such related persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting us and the related person. Moreover, we are subject to the risk that our stockholders may challenge any such related person transactions and the agreements entered into as part of them. If such a challenge were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2022, we had leased commercial locations in various countries across North America, Europe, Asia, South America, Africa and Australia. We also own lab and office space in Leuven, Belgium. Most of these facilities consist solely of office space; however, we have five laboratories located across four facilities and a logistics warehouse. Our principal executive offices are located on a corporate campus in Cincinnati, Ohio consisting of five buildings totaling approximately 600,000 square feet. The leases for four buildings in our Cincinnati site expire in 2023, 2027, 2027 and 2040. We own the fifth building. None of our leases are individually material to our business model and all have either options to renew or are located in major markets with what we believe are adequate opportunities to continue business operations on terms satisfactory to us.
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
Holders of Record
On February 10, 2023, there were approximately 17 shareholders of record of our common stock. Because many of the shares of our common stock are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.
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
Any future determination to declare dividends will be at the discretion of our Board and will take into account:
•general economic business conditions;
•our net income, financial condition and results of operations;
•our capital requirements;
•our prospects;
•the ability of our operating subsidiaries to pay dividends and make distributions to us;
•legal restrictions; and
•such other factors as our Board may deem relevant.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchases
In 2018, the Board of Directors approved a stock repurchase program which has been amended several times to increase the aggregate amount of the stock repurchase authorization. For the year ended December 31, 2022, the Company repurchased 5,463,244 shares for $800.5 million under this repurchase program. For the year ended December 31, 2021, the Company repurchased 377,783 shares for $62.1 million. For the year ended December 31, 2020, the Company repurchased 1,183,095 shares for $98.3 million. As of June 30, 2022, the Company completed all authorized share repurchases under this repurchase program.
In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. For the year ended December 31, 2022, the Company repurchased 228,247 shares for $47.2 million under the new repurchase program. As of December 31, 2022, we have remaining authorization of $452.8 million under the new repurchase program.
Repurchases under the share repurchase programs are executed in the open market or negotiated transactions under trading plans established pursuant to Rule 10b5-1. The Company constructively retired the repurchased shares associated with these approved share repurchase programs, except for a small portion which were retained as Treasury Shares on the consolidated statements of shareholders' equity. Retired share repurchase amounts paid in excess of par value are reflected within Accumulated deficit/Retained earnings in the Company’s consolidated balance sheets. The repurchase programs may be suspended or discontinued at any time without notice.
This table provides certain information with respect to our monthly repurchases of the Company’s common stock during the fourth quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announce Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
November 1, 2022, through November 30, 2022	3,938	$198.55	7,028,060	$499,218,128
December 1, 2022 through December 31, 2022	224,309	$206.82	7,252,369	$452,825,870
Total	228,247	$206.68	7,252,369
All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

We returned $47.2 million to shareholders in the form of share repurchases in the fourth quarter of fiscal year 2022. Refer to Note 1 – Basis of Presentation of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding share repurchases.
Recent Sales of Unregistered Securities

Date	Equity Plan	Number of Stock Options Exercised	Exercise Price	Approximate Aggregate Purchase Price
November 4, 2022	2014 Equity Incentive Plan	37,074	$18.23	$675,900
Total		37,074		$675,900
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
Our common stock is listed for trading on the NASDAQ under the symbol “MEDP.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from December 31, 2017 through December 31, 2022, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on December 31, 2017 in the common stock of Medpace Holdings, Inc., in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

800
700
600
500
400
300
200
100
0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
MEDP
NASDAQ Composite Index
NASDAQ Health Care Index

Equity Compensation Plan Information
The information required by Part II, Item 5 of the Annual Report on Form 10-K regarding equity compensation plans is incorporated herein by reference to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K to provide an understanding of our results of operations, financial condition and cash flows. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. For a comparison of our results of operations for the fiscal years ended December 31, 2021 and December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 15, 2022. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” above and “Item IA. Risk Factors” in Part I of this Annual Report on Form 10-K.
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
We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 5,200 employees across 40 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.
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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $1,829.5 million and $1,610.4 million for the years ended December 31, 2022 and 2021, respectively.
Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, net revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of December 31, 2022, our backlog increased by $342.5 million, or 17.2% to $2,339.6 million compared to $1,997.1 million as of December 31, 2021. Included within backlog as of December 31, 2022 was approximately $1,200.0 million to $1,220.0 million that we expect to convert to net revenue in 2023, with the remainder expected to convert to net revenue in years after 2023.

The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $19.1 million for the year ended December 31, 2022 and unfavorable foreign currency adjustments of $5.5 million for the year ended December 31, 2021.
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

	Year Ended December 31,
	2022	2021
U.S. Dollars per Euro:	1.05	1.18
Results of Operations
This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. For a comparison of our results of operations for the fiscal years ended December 31, 2021 and December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 15, 2022.
Year Ended December 31, 2022 compared to Year Ended December 31, 2021

	Year Ended December 31,
(Amounts in thousands, except percentages)	2022	2021	Change	% Change
Revenue, net	$1,459,996	$1,142,377	$317,619	27.8%
Direct service costs, excluding depreciation and amortization	534,887	441,090	93,797	21.3%
Reimbursed out-of-pocket expenses	492,671	373,132	119,539	32.0%
Total direct costs	1,027,558	814,222	213,336	26.2%
Selling, general and administrative	131,400	108,421	22,979	21.2%
Depreciation	18,989	16,005	2,984	18.6%
Amortization	3,352	5,114	(1,762)	(34.5)%
Total operating expenses	1,181,299	943,762	237,537	25.2%
Income from operations	278,697	198,615	80,082
Miscellaneous income, net	7,068	3,342	3,726
Interest (expense) income, net	(2,905)	(105)	(2,800)
Income before income taxes	282,860	201,852	81,008
Income tax provision	37,492	20,004	17,488
Net income	$245,368	$181,848	$63,520
Total revenue
Total revenue increased by $317.6 million to $1,460.0 million for the year ended December 31, 2022, from $1,142.4 million for the year ended December 31, 2021. The increase was broad based, but primarily driven by strong activity within the Oncology, Metabolic, Cardiology and Central Nervous System therapeutic areas.

Total direct costs
Total direct costs increased by $213.3 million, to $1,027.6 million for the year ended December 31, 2022 from $814.2 million for the year ended December 31, 2021. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $119.5 million for the year ended December 31, 2022, compared to the same period in the prior year. The higher personnel costs portion increased by $75.4 million in the year ended December 31, 2022, compared to the same period in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $23.0 million, to $131.4 million for the year ended December 31, 2022 from $108.4 million for the year ended December 31, 2021. The increase was primarily attributed to higher personnel costs to support the growth in service activities. Personnel costs increased by $18.6 million in the year ended December 31, 2022, compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.2 million, to $22.3 million for the year ended December 31, 2022 from $21.1 million for the year ended December 31, 2021. The increase in depreciation and amortization was primarily related to increased depreciation related to Property and equipment, net.
Miscellaneous income, net

Miscellaneous income, net increased by $3.7 million to $7.1 million for the year ended December 31, 2022 from $3.3 million for the year ended December 31, 2021. The increase was mainly attributable to third-party investment gains and foreign exchange gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.
Income tax provision
Income tax provision increased by $17.5 million, to $37.5 million for the year ended December 31, 2022 from $20.0 million for the year ended December 31, 2021. The overall effective tax rates for the years ended December 31, 2022 and 2021 were 13.3% and 9.9%, respectively. The increase in the income tax provision and overall effective rate was primarily attributable to the increase in pre-tax book income compared to the same periods in the prior year.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $250.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. As of December 31, 2022, we had cash and cash equivalents of $28.3 million, which decreased from $461.3 million as of December 31, 2021 due primarily to share repurchases. Approximately $9.7 million of our cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of December 31, 2022.
As of December 31, 2022, we had $199.8 million available for borrowing under the Credit Facility.
Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, credit facility repayments, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of December 31, 2022, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Consolidated Financial Statements, short-term debt discussed in Note 7 of the Consolidated Financial Statements, purchase commitments discussed in Note 12 of the Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue increased 6 basis points to 2.53% in the year ended

December 31, 2022. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt.
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

	Year Ended December 31,
Cash Flows (Amounts in thousands)	2022	2021
Net cash provided by operating activities	$388,050	$263,327
Net cash used in investing activities	(38,742)	(31,364)
Net cash used in financing activities	(775,775)	(44,453)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(6,572)	(3,972)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(433,039)	$183,538
Cash Flows from Operating Activities
Cash flows from operations are driven mainly by net income, stock-based compensation expense, noncash lease expense, depreciation and net movement in advanced billings, accrued expenses, and accounts receivable and unbilled, net. Accounts receivable and unbilled, net, and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities were $388.1 million for the year ended December 31, 2022 consisting of net income of $245.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $36.6 million, primarily related to stock-based compensation expense of $21.4 million, depreciation of $19.0 million and noncash lease expense of $18.0 million, partially offset by a deferred income tax benefit of $23.0 million. Changes in operating assets and liabilities provided $106.1 million in operating cash flows and were primarily driven by by increased advanced billings of $118.1 million and increased accrued expenses of $52.5 million, offset by increased accounts receivable and unbilled, net of $66.9 million..
Net cash flows provided by operating activities were $263.3 million for the year ended December 31, 2021 consisting of net income of $181.8 million. Adjustments to reconcile net income to net cash provided by operating activities were $14.8 million, primarily related to noncash lease expense of $16.3 million, depreciation of $16.0 million, stock-based compensation expense of $14.5 million and amortization of intangibles of $5.1 million, partially offset by a deferred income tax benefit of $37.1 million. Changes in operating assets and liabilities provided $66.7 million in operating cash flows and were primarily driven by increased advanced billings of $89.0 million and increased accrued expenses of $26.2 million, offset by increased accounts receivable and unbilled, net of $25.0 million, decreased lease liabilities of $15.6 million and increased prepaid expenses and other current assets of $9.1 million.
Cash Flow from Investing Activities
Net cash used in investing activities was $38.7 million for the year ended December 31, 2022, primarily consisting of property and equipment expenditures.
Net cash used in investing activities was $31.4 million for the year ended December 31, 2021, primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities
Net cash used in financing activities was $775.8 million for the year ended December 31, 2022, primarily related to $847.8 million in repurchases of common stock and $274.2 million in repayments of the Credit Facility, partially offset by $324.2 million in proceeds related to the Credit Facility and proceeds from stock options exercises of $22.1 million.
Net cash used in financing activities was $44.5 million for the year ended December 31, 2021, primarily related to $62.1 million in repurchases of common stock, offset by proceeds from stock options exercises of $17.6 million.
Share Repurchases
In 2018, the Board of Directors approved a stock repurchase program which has been amended several times to increase the aggregate amount of the stock repurchase authorization. For the year ended December 31, 2022, the Company repurchased 5,463,244 shares for $800.5 million under this repurchase program. For the year ended December 31, 2021, the Company repurchased 377,783 shares for $62.1 million. For the year ended December 31, 2020, the Company repurchased 1,183,095 shares for $98.3 million. As of June 30, 2022, the Company completed all authorized share repurchases under this repurchase program.
In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. For the year ended December 31, 2022, the Company repurchased 228,247 shares for $47.2 million under the new repurchase program. As of December 31, 2022, we have remaining authorization of $452.8 million under the new repurchase program.
Repurchases under the share repurchase programs are executed in the open market or negotiated transactions under trading plans established pursuant to Rule 10b5-1. The Company constructively retired the repurchased shares associated with these approved share repurchase programs, except for a small portion which were retained as Treasury Shares on the consolidated statements of shareholders' equity. Retired share repurchase amounts paid in excess of par value are reflected within Accumulated deficit/Retained earnings in the Company’s consolidated balance sheets. The repurchase programs may be suspended or discontinued at any time without notice.
Indebtedness
On September 30, 2019 (the “Closing Date”), the Company obtained an unsecured credit facility in an aggregate principal amount up to $50.0 million (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).
On the Closing Date, the Borrower and lender entered into a Loan Agreement (as it may be amended from time to time, the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. On December 27, 2021, the Company entered into Amendment No. 3 to the Credit Facility which extends the expiration date of the revolving credit note to March 31, 2023 and adds provisions for alternative rates of interest as a result of global reference rate initiatives and removes the ability to obtain advances in any currency other than U.S. Dollars. After the LIBOR cessation date of December 31, 2021, the Credit Facility bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) and the benchmark replacement adjustment plus 100 basis points (1.00%). On March 15, 2022, the Company entered into Amendment No. 4 to the Loan Agreement, which increased the aggregate principal amount that may be borrowed under the facility’s line of credit to up to $250.0 million. The Company is expected to amend the Credit Facility or obtain a new credit facility prior to the March 31, 2023 expiration.
The Credit Facility is guaranteed by the Guarantor and its material, direct or indirect wholly owned domestic subsidiaries, with certain exceptions, including where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. All of the obligations under the Credit Facility are unsecured.
The Credit Facility is subject to customary negative covenants. The Company was in compliance with all financial covenants as of December 31, 2022.
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

As of December 31, 2022, we had $50.0 million in indebtedness under the Credit Facility. As of December 31, 2022, we had $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.
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
The recoverability of our deferred tax assets is estimated based on consideration of all available positive and negative evidence, including, but not limited to, our ability to generate a sufficient level of future taxable income, reversals of deferred tax liabilities (other than those with an indefinite reversal period), tax planning strategies and recent financial performance. The assessment of recoverability is performed on a jurisdiction by jurisdiction basis. Based on the analysis of the above factors, we determined that as of December 31, 2022 and 2021 a valuation allowance in the amount of $0.4 million relating to certain foreign deferred tax assets and $0.9 million relating to certain foreign operating loss carryforwards and other deferred tax assets, respectively, that are currently not expected to be realized. Differences in actual results compared to our estimates and changes in our assumptions could result in an adjustment to the valuation allowance in the future and would generally impact earnings or other comprehensive income depending on the nature of the respective deferred asset for which the valuation allowance exists.
We have recognized certain liabilities, including penalties and interest in the amount of $3.8 million as of December 31, 2022, within other long-term liabilities on the consolidated balance sheets. These relate to uncertain tax positions that are subject to various assumptions and judgment. Liabilities for these uncertain tax positions are assessed on a position by position basis. The calculation of these liabilities involves dealing with uncertainties in the application of complex tax regulations in both domestic and foreign jurisdictions. These positions may be subject to audit and review by tax authorities, and may result in future taxes, interest and penalties if we are unsuccessful in defending our positions. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively would result.

As of December 31, 2022 and 2021, as a result of an updated analysis of future cash needs in the United States and opportunities for investment outside the United States, we assert that all foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. These undistributed earnings of foreign subsidiaries will support future growth in foreign markets and maintain current operating needs of foreign locations. We will continue to monitor our assertion related to investment of foreign earnings. See Note 11 of the Notes to Consolidated Financial Statements for further information regarding this assertion.
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
The following table summarizes the key weighted average assumptions used in the Black-Scholes-Merton option pricing model to calculate the fair value of options during the periods:

	Year Ended December 31,
	2022	2021	2020
Expected holding period - years	4.7	5.0	3.1
Expected volatility	36.5%	34.3%	31.0%
Risk-free interest rate	1.9%	0.9%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%
The assumptions used in the table above reflect both grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting and reflect a fair value calculation for stock options outstanding in the period subject to liability-classified stock compensation accounting. As of December 31, 2022, all outstanding stock based awards were classified within equity.
The weighted average grant date fair value of employee stock options granted was $47.57, $52.70 and $15.19 for the years ended December 31, 2022, 2021 and 2020, respectively.

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
Foreign Currency Risk
We have business operations globally, and accordingly, we are exposed to foreign currency fluctuations that can affect our financial results. For the years ended December 31, 2022 and 2021, approximately 8.9% and 10.6%, respectively, of our revenue was derived from contracts denominated in currencies other than the U.S. dollar, whereas approximately 22.9% and 25.9% of our operational costs, including, but not limited to, salaries, wages and other employee benefits, were derived in foreign currencies. Of these exposures, approximately 74.2% and 78.5% of revenue denominated in foreign currencies and approximately 45.9% and 47.1% of operational costs denominated in foreign currencies were Euro denominated for the years ended December 31, 2022 and 2021, respectively. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. We recalculated our reported pre-tax income for the years ended December 31, 2022 and 2021 using foreign exchange rates that were 10% higher and 10% lower than actual exchange rates utilized during the year. When utilizing foreign exchange rates 10% higher than actual exchange rates, our pre-tax income for the years ended December 31, 2022 and 2021 is negatively impacted by approximately $13.0 million and $12.3 million, respectively. When utilizing foreign exchange rates 10% lower than actual exchange rates, our pre-tax income for the years ended December 31, 2022 and 2021 is positively impacted by approximately $13.0 million and $12.3 million, respectively.
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
We generally do not require collateral or other securities to support customer receivables. In the years ended December 31, 2022 and 2021, credit losses have been immaterial and within our expectations. Moreover, in many cases we require advance payment from our customers for a portion of the study contract price upon the signing of a service contract which helps to mitigate credit risk. As of the years ended December 31, 2022 and 2021, there were no major customers accounting for more than 10% of our accounts receivable and unbilled, net.
Inflation
Our contracts that provide for services to be performed in excess of a year generally are based on inflation assumptions for the portion of the services to be performed beyond one year. We do not have significant operations in countries where the economy is considered highly inflationary. Since the second half of fiscal 2021 and throughout 2022, we have experienced input cost inflation, including materials, labor and transportation costs. Pricing actions and supply chain productivity initiatives have mitigated and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have an impact on the Company’s results of operations and cash flows in the future. Additionally, if actual rates are greater than our inflation assumptions, inflation could have a material adverse effect on our operations or financial condition.

Interest Rates
We are primarily exposed to interest rate risk through our Credit Facility. As of the year ended December 31, 2022, we had outstanding amounts related to the Credit Facility of $50.0 million. As of the year ended December 31, 2021, we had no outstanding long-term debt. The Credit Facility is subject to variable interest rates. Each quarter-point increase or decrease in the applicable interest rate as of the year ended December 31, 2022 would change our interest expense by approximately $0.2 million. The Credit Facility is not subject to any interest rate caps or floors.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making these assessments, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment and the criteria in the COSO framework, management has concluded that the Company’s internal control over financial reporting as of December 31, 2022 was effective.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Medpace Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Medpace Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•We tested the effectiveness of controls over revenue recognized throughout the contract term, including management’s controls over estimates of future services to be delivered and costs to be incurred under the contract.
•We selected a sample of contracts and performed the following:
◦Evaluated whether the contracts were properly included in management’s calculation of contract revenue based on the terms and conditions of each selected contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
◦Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any pricing modifications and scope changes that were agreed upon with the customers.
◦Tested management’s identification of distinct performance obligations by evaluating whether the progress of performance completed or delivered to date compared to total services to be delivered under the terms of the arrangement.
◦Evaluated estimates of costs to complete a contract for the performance obligation by:
▪Comparing costs incurred to date to the costs management estimated to be incurred to date.
▪Evaluating management’s ability to achieve the estimates of total contract cost by performing corroborating inquiries with the Company’s project managers and financial analysts, and comparing the estimates to management’s work plans and cost estimates.
◦Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•We selected a sample of costs related to performance obligations and tested the accuracy and completeness of those costs incurred during the year.
•We selected a sample of contracts and evaluated management’s ability to estimate total contract costs accurately by comparing actual costs to management’s historical estimates.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 14, 2023
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Medpace Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Medpace Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 14, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 14, 2023

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)
	As Of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$28,265	$461,304
Accounts receivable and unbilled, net (includes $7.7 million and $2.7 million with related parties at December 31, 2022 and 2021, respectively)	253,404	186,432
Prepaid expenses and other current assets	52,293	43,176
Total current assets	333,962	690,912
Property and equipment, net	109,849	93,153
Operating lease right-of-use assets	139,068	129,558
Goodwill	662,396	662,396
Intangible assets, net	38,008	41,360
Deferred income taxes	48,083	25,134
Other assets	21,129	17,422
Total assets	$1,352,495	$1,659,935
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.3 million with related parties at December 31, 2022 and 2021, respectively)	$33,069	$25,678
Accrued expenses	210,125	159,286
Advanced billings (includes $8.8 million and $8.3 million with related parties at December 31, 2022 and 2021, respectively)	462,729	344,641
Short-term debt	50,000	—
Other current liabilities (includes $12.5 million with related parties at December 31, 2022, respectively)	47,547	27,612
Total current liabilities	803,470	557,217
Operating lease liabilities	138,867	130,965
Deferred income tax liability	1,070	1,080
Other long-term liabilities	22,701	17,745
Total liabilities	966,108	707,007
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at December 31, 2022 and 2021, respectively; 31,091,694 and 36,006,778 shares issued and outstanding at December 31, 2022 and 2021, respectively	309	360
Treasury stock - 71,573 and 180,000 shares at December 31, 2022 and 2021, respectively	(12,497)	(5,427)
Additional paid-in capital	770,794	727,857
(Accumulated deficit) Retained earnings	(359,827)	234,984
Accumulated other comprehensive loss	(12,392)	(4,846)
Total shareholders’ equity	386,387	952,928
Total liabilities and shareholders’ equity	$1,352,495	$1,659,935
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue, net (includes $55.4 million, $34.5 million and $15.9 million with related parties for the years ended December 31, 2022, 2021 and 2020, respectively)	$1,459,996	$1,142,377	$925,925
Operating expenses:
Direct service costs, excluding depreciation and amortization	534,887	441,090	354,426
Reimbursed out-of-pocket expenses	492,671	373,132	292,773
Total direct costs	1,027,558	814,222	647,199
Selling, general and administrative	131,400	108,421	92,156
Depreciation	18,989	16,005	11,652
Amortization	3,352	5,114	7,876
Total operating expenses	1,181,299	943,762	758,883
Income from operations	278,697	198,615	167,042
Other income, net:
Miscellaneous income, net	7,068	3,342	1,183
Interest (expense) income, net	(2,905)	(105)	307
Total other income, net	4,163	3,237	1,490
Income before income taxes	282,860	201,852	168,532
Income tax provision	37,492	20,004	23,148
Net income	$245,368	$181,848	$145,384
Net income per share attributable to common shareholders:
Basic	$7.57	$5.06	$4.07
Diluted	$7.28	$4.81	$3.84
Weighted average common shares outstanding:
Basic	32,388	35,862	35,635
Diluted	33,671	37,697	37,708
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$245,368	$181,848	$145,384
Other comprehensive (loss) income
Foreign currency translation adjustments, net of taxes	(7,546)	(4,715)	2,610
Comprehensive income	$237,822	$177,133	$147,994
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)
	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2019	$360	$(6,030)	$666,585	$68,109	$(2,741)	$726,283
Net income				145,384		145,384
Foreign currency translation					2,610	2,610
Stock-based compensation expense			13,784			13,784
Stock options exercised	5	452	15,535			15,992
Repurchases of common stock	(10)			$(98,264)		(98,274)
BALANCE — December 31, 2020	$355	$(5,578)	$695,904	$115,229	$(131)	$805,779
Net income				181,848		181,848
Foreign currency translation					(4,715)	(4,715)
Stock-based compensation expense			14,469			14,469
Stock options exercised	8	151	17,484			17,643
Repurchases of common stock	(3)			$(62,093)		(62,096)
BALANCE — December 31, 2021	$360	$(5,427)	$727,857	$234,984	$(4,846)	$952,928
Net income				245,368		245,368
Foreign currency translation					(7,546)	(7,546)
Stock-based compensation expense			21,412			21,412
Stock options exercised	6	1,746	21,525	(1,203)		22,074
Repurchases of common stock	(57)	(14,243)		(833,549)		(847,849)
Retirement of treasury stock		5,427		(5,427)		—
BALANCE — December 31, 2022	$309	$(12,497)	$770,794	$(359,827)	$(12,392)	$386,387
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$245,368	$181,848	$145,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,989	16,005	11,652
Amortization	3,352	5,114	7,876
Stock-based compensation expense	21,412	14,469	13,784
Noncash lease expense	18,015	16,288	13,924
Deferred income tax (benefit) provision	(23,014)	(37,112)	527
Amortization and adjustment of deferred credit	(620)	(668)	(706)
Other	(1,507)	676	(22)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(66,920)	(24,982)	(5,530)
Prepaid expenses and other current assets	(10,175)	(9,134)	(3,724)
Accounts payable	6,431	1,866	(2,597)
Accrued expenses	52,476	26,156	24,231
Advanced billings	118,088	88,977	63,407
Lease liabilities	(15,899)	(15,632)	(11,506)
Other assets and liabilities, net	22,054	(544)	1,976
Net cash provided by operating activities	388,050	263,327	258,676
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(36,879)	(28,271)	(31,340)
Other	(1,863)	(3,093)	126
Net cash used in investing activities	(38,742)	(31,364)	(31,214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	22,074	17,643	15,992
Repurchases of common stock	(847,849)	(62,096)	(98,274)
Proceeds from revolving loan	324,200	—	—
Payments on revolving loan	(274,200)	—	—
Net cash used in financing activities	(775,775)	(44,453)	(82,282)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(6,572)	(3,972)	666
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(433,039)	183,538	145,846
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	461,304	277,766	131,920
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$28,265	$461,304	$277,766
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash paid during the period for income taxes	$50,164	$56,243	$23,105
Cash paid during the period for interest	$2,935	$123	$104
Acquisition of property and equipment—non-cash	$7,838	$6,352	$18,980
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022 and 2021, and for the Years Ended December 31, 2022, 2021 and 2020
1. BASIS OF PRESENTATION
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
Share Repurchases
In 2018, the Board of Directors approved a stock repurchase program which has been amended several times to increase the aggregate amount of the stock repurchase authorization. For the year ended December 31, 2022, the Company repurchased 5,463,244 shares for $800.5 million under this repurchase program. For the year ended December 31, 2021, the Company repurchased 377,783 shares for $62.1 million. For the year ended December 31, 2020, the Company repurchased 1,183,095 shares for $98.3 million. As of June 30, 2022, the Company completed all authorized share repurchases under this repurchase program.
In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. For the year ended December 31, 2022, the Company repurchased 228,247 shares for $47.2 million under the new repurchase program. As of December 31, 2022, we have remaining authorization of $452.8 million under the new repurchase program.
Repurchases under the share repurchase programs are executed in the open market or negotiated transactions under trading plans established pursuant to Rule 10b5-1. The Company constructively retired the repurchased shares associated with these approved share repurchase programs, except for a small portion which were retained as Treasury Shares on the consolidated statements of shareholders' equity. Retired share repurchase amounts paid in excess of par value are reflected within Accumulated deficit/Retained earnings in the Company’s consolidated balance sheets. The repurchase programs may be suspended or discontinued at any time without notice.
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
Separately, net realized gains and losses on foreign currency transactions are included in Miscellaneous income, net, on the consolidated statements of operations. Foreign currency transactions resulted in a net gain of $3.9 million, $2.8 million, and $0.5 million during the years ended December 31, 2022, 2021, and 2020, respectively.
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
Certain contracts contain volume rebate arrangements with our customers that provide for rebates if certain specified spending thresholds are met. These obligations are considered as a reduction in revenue when it appears probable that the arrangement thresholds will be met, which can be at contract inception. Total revenue is presented net of rebates of $7.9 million, $7.2 million and $4.8 million in the consolidated statements of operations during the years ended December 31, 2022, 2021 and 2020, respectively.
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
As of December 31, 2022 and 2021, the Company had approximately $2.7 billion and $2.1 billion of performance obligations remaining to be performed for active projects.

Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The cash and cash equivalent balances are held and maintained with financial institutions with reputable credit ratings and, consequently, the Company believes that such funds are subject to minimal credit risk.
The Company generally does not require collateral or other securities to support customer receivables. In the years ended December 31, 2022, 2021 and 2020, credit losses have been immaterial and within management’s expectations. At December 31, 2022 and 2021, there were no customers accounting for more than 10% of the Company’s accounts receivable.
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
Advertising expenses are recorded as a component of Selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expenses of $1.3 million, $1.2 million and $0.7 million were incurred during the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company created the 2014 Plan, providing for the future issuance of vested shares, stock options, RSAs and RSUs in Medpace Holdings, Inc.’s common stock (the “2014 Plan Awards”). The 2014 Plan Awards were subject to either equity or liability-classification pursuant to the terms of the participant’s award agreement and the 2014 Plan based on accounting guidance which governs such transactions. All outstanding Awards under the 2014 Plan are equity classified awards in the periods presented. There were no outstanding awards under the 2014 Plan as of December 31, 2022.
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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except for earnings per share):

	Year Ended December 31,
	2022	2021	2020
Weighted-average shares:
Common shares outstanding	32,388	35,862	35,635
RSAs	21	90	112
Total weighted-average shares	32,409	35,952	35,747
Earnings per common share—Basic
Net income	$245,368	$181,848	$145,384
Less: Undistributed earnings allocated to RSAs	(157)	(458)	(459)
Net income available to common shareholders—Basic	$245,211	$181,390	$144,925

Net income per common share—Basic	$7.57	$5.06	$4.07

Basic weighted-average common shares outstanding	32,388	35,862	35,635
Effect of diluted shares	1,283	1,835	2,073
Diluted weighted-average shares outstanding	33,671	37,697	37,708

Net income per common share—Diluted	$7.28	$4.81	$3.84
For the years ended December 31, 2022, 2021 and 2020, the computation of diluted EPS excludes the effect of (in thousands) 9, 9 and 204 stock options, respectively, due to each respective period’s average fair value of the Company’s common stock not exceeding the exercise prices.
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
The Company does not have any recurring fair value measurements as of December 31, 2022. There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2022, 2021 and 2020.
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
Property and Equipment
Property and equipment is recorded at cost. Depreciation is provided on the straight-line method at rates adequate to allocate the cost of the applicable assets over their estimated useful lives, which is three to five years for computer hardware, software, phone, and medical imaging equipment, five to seven years for furniture and fixtures and other equipment, and thirty to forty years for buildings. The Company capitalizes costs of computer software developed for internal use and amortizes these costs on a straight-line basis over the estimated useful life, not to exceed three years. Leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the associated remaining lease term. Repairs and maintenance are expensed as incurred.
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
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. The carrying value of goodwill is reviewed at least annually for impairment, or as indicators of potential impairment are identified, at the reporting unit level. The reporting units are Phase I-IV clinical research services and Laboratories as of December 31, 2022.
The Company performs its annual impairment tests during the fourth quarter each year, comparing the fair value of each of our reporting units with its carrying amount, inclusive of goodwill. A goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Fair value is estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method. There was no indication of impairment related to goodwill based on the fourth quarter 2022 assessment.
Intangible Assets
The Company has an indefinite lived intangible asset related to its trade name. The carrying value of the trade name asset is reviewed at least annually for impairment, or as indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation. There was no indication of impairment related to the trade name asset based on the fourth quarter 2022 assessment.
Finite-lived intangible assets consist mainly of the value assigned to customer relationships and developed technologies. Finite-lived intangible assets are amortized straight-line or using an accelerated method over their estimated useful lives of fifteen years.
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
In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance" which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity's financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this standard on a prospective basis in the fourth quarter of 2022.

The Company receives global government incentives with domestic and foreign governments. The incentives come in various arrangements, but consist primarily in the form of tax credits, economic development grants and property tax abatement credits.

Tax credits are available to the Company, in certain jurisdictions for qualifying research and development spend as well as for certain employment related milestone agreements. These tax credits are recorded on a jurisdiction-by-jurisdiction basis upon the first instance of the credit being monetized. Upon achieving a history of monetization in a jurisdiction, income is typically estimated as the activities or contractual requirements defined in the credit agreements occur. Depending on the jurisdiction rules, credits can be monetized immediately or up to 3 years after the credits have been submitted to the relevant taxing agencies.

The Company receives grants from certain jurisdictions for economic development projects, based on job growth, employee retention and capital investment commitments. These grant funds are reimbursed to the Company upon achieving certain milestones and recognized as eligible costs are incurred.

Property tax abatement credits are available to the Company in certain jurisdictions that reduce the cost of renting or owning real and business personal property. These credits are monetized through reductions to the real estate tax liability at the time payments are due and recognized as real estate taxes are incurred.

Government incentives are recorded in accordance with their purpose, net of fees incurred to monetize the benefit, as a reduction of expense within Selling, general and administrative in the consolidated statements of operations. The Company recognized government assistance income, net of $15.4 million during the year ended December 31, 2022. Government assistance receivables are recorded in the consolidated balance sheets based on the expected timing of monetizing the benefit. Government assistance receivables recorded on the December 31, 2022 consolidated balance sheets are expected to be recovered through 2026. The Company recorded receivables related to government assistance programs as of December 31, 2022 of $11.3 million in Prepaid expenses and other current assets and $7.1 million in Other assets.
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
Accounts receivable and unbilled, net consisted of the following at December 31 (in thousands):

	2022	2021
Accounts receivable	$213,169	$150,496
Unbilled receivables	40,405	36,107
Less: allowance for doubtful accounts	(170)	(171)
Total accounts receivable and unbilled, net	$253,404	$186,432

Contract Liabilities
Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized. During the year ended December 31, 2022, the Company recognized approximately $293.6 million of revenue that was included in the Advanced billings balance at the beginning of the year.
Advanced billings consisted of the following at December 31 (in thousands):

	2022	2021
Advanced billings	$462,729	$344,641
A rollforward of allowance for doubtful account activity is as follows:

	Year Ended December 31,
	2022	2021	2020
Allowance for doubtful accounts - beginning balance	$(171)	$(346)	$(583)
Current year provision	—	(11)	(167)
Write-offs, recoveries and the effects of foreign currency exchange	1	186	404
Allowance for doubtful accounts - ending balance	$(170)	$(171)	$(346)
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following at December 31, (in thousands):

	2022	2021
Land	$2,410	$2,446
Equipment	31,851	27,976
Furniture, fixtures, and leasehold improvements	87,543	66,295
Computer hardware, software, and phone equipment	26,049	23,308
Buildings	13,594	13,770
Construction-in-progress	10,518	10,459
Property and equipment at cost	171,965	144,254
Less: Accumulated depreciation	(62,116)	(51,101)
Property and equipment, net	$109,849	$93,153
Depreciation expense was $19.0 million, $16.0 million and $11.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Total assets reflected on the balance sheet and not remeasured to fair value on a recurring basis, identified as Level 3 measurements, as of December 31, 2022 are $694.0 million, comprised of $662.4 million of goodwill and $31.6 million of identified indefinite-lived intangible assets. Accumulated goodwill impairment losses to date amounts to $9.3 million, all of which was recognized in the year ended December 31, 2015.

Intangible Assets, Net
Intangible assets, net consisted of the following at December 31 (in thousands):

	2022	2021
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(138,689)	(135,337)
Total finite-lived intangible assets, net	6,362	9,714
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$38,008	$41,360
As of December 31, 2022, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
2023	$2,199
2024	1,443
2025	946
2026	620
2027	577
2028	577
$6,362
6. ACCRUED EXPENSES
Accrued expenses consisted of the following at December 31 (in thousands):

	2022	2021
Employee compensation and benefits	$71,197	$57,846
Project related reimbursable expenses	128,416	91,839
Other	10,512	9,601
Total accrued expenses	$210,125	$159,286
7. SHORT-TERM DEBT
Debt consisted of the following at December 31 (in thousands):

	2022	2021
Revolving credit facility	$50,000	$—
Short-term debt	$50,000	$—

Principal payments on debt are due as follows (in thousands):

2023	50,000
Total	$50,000

On September 30, 2019 (the “Closing Date”), the Company obtained an unsecured credit facility in an aggregate principal amount up to $50.0 million (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).
On the Closing Date, the Borrower and lender entered into a Loan Agreement (as it may be amended from time to time, the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. On December 27, 2021, the Company entered into Amendment No. 3 to the Credit Facility, which extends the expiration date of the revolving credit note to March 31, 2023 and adds provisions for alternative rates of interest as a result of global reference rate initiatives and removes the ability to obtain advances in any currency other than U.S. Dollars. After the LIBOR cessation date of December 31, 2021, the Credit Facility bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) and the benchmark replacement adjustment plus 100 basis points (1.00%). On March 15, 2022, the Company entered into Amendment No. 4 to the Loan Agreement, which increased the aggregate principal amount that may be borrowed under the facility’s line of credit to up to $250.0 million. As of December 31, 2022, the Credit Facility interest rate was 5.3%.
The Loan Agreement contains other customary loan terms, representations and warranties, and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Loan Agreement contains certain events of default, including, among others, non-payment of principal or interest and breach of the covenants.
As of December 31, 2022 and 2021, respectively, there were $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.
8. LEASES
The Company enters into leases for real estate and equipment. Real estate leases are for our corporate office space and laboratories around the world. Real estate leases have remaining lease terms of less than one year to 18 years.
Many of the Company’s leases include options to extend the leases on a month to month basis or for set periods for up to 20 years. Many leases also include options to terminate the leases within one year or per other contractual terms.
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$25,874	$23,873	$19,842
Variable lease cost	$8,569	$6,627	$5,335
Supplemental cash flow information related to the leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,002	$16,266	$13,956

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	30,882	33,133	73,905

Supplemental balance sheet information related to the leases was as follows at December 31 (in thousands):

	2022	2021
Operating lease right-of-use assets	$139,068	$129,558

Other current liabilities	$19,272	$16,276
Operating lease liabilities	138,867	130,965
Total operating lease liabilities	$158,139	$147,241

Weighted Average Remaining Lease Term (years)
Operating leases	11.1	12.0
Weighted Average Discount Rate
Operating leases	5.2%	5.5%
Lease payments due related to lease liabilities as of December 31, 2022 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
2023	$11,025	$15,079	$26,104
2024	11,154	12,439	23,593
2025	11,286	10,229	21,515
2026	11,422	8,904	20,326
2027	10,389	6,932	17,321
Later years	96,600	11,890	108,490
Total lease payments	151,876	65,473	217,349
Less: imputed interest	(53,074)	(6,136)	(59,210)
Total	$98,802	$59,337	$158,139
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
The Company granted 405,550 awards to employees under the 2016 Incentive Award Plan during the year ended December 31, 2022, consisting of 164,478 RSU and 113,838 stock option awards having four year vesting schedules and 127,234 stock option awards having two year vesting schedules. The Company granted an additional 1,117 RSU that vest in four approximately equal installments on March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, and 11,418 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the year ended December 31, 2022. These stock option awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.
The Company granted 374,235 awards to employees under the 2016 Incentive Award Plan during the year ended December 31, 2021, consisting of 74,725 RSU and 205,086 stock option awards vesting after four years and six months, 27,854 RSU and 9,000 stock option awards vesting after four years, and 57,570 stock option awards vesting after two years. The Company granted an additional 10,932 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the year ended December 31, 2021. These awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

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
The Company satisfies stock option exercises and vested stock awards with treasury shares or newly issued shares. Shares available for future stock compensation grants under the 2016 Plan totaled 2.3 million and 2.6 million at December 31, 2022 and 2021, respectively.
2014 Equity Incentive Plan
The 2014 Plan for employees and directors provided the issuance of vested shares, stock options, RSAs and RSUs in Medpace Holdings, Inc.’s common stock. The awards were granted to key employees as additional compensation for services rendered and as a means of retention over the vesting period, typically three to four years. RSAs awarded under the 2014 Plan were subject to automatic forfeiture upon departure until vested and entitle the shareholder to all rights of common stock ownership except that they may not be sold, transferred, pledged or otherwise disposed of during the restriction period, except as noted in the following paragraph. The 2014 Plan allowed for the issuance of non-qualified stock options to employees, officers, and directors under this plan. Under the 2014 Plan, options could be granted with an exercise price equal to or greater than the fair value of common stock at the grant date as determined by the Board of Directors. The stock options, if unexercised, expired seven years from the date of grant. The awards under the 2014 Plan were equity classified instruments for all periods presented. There were no outstanding awards under the 2014 Plan as of December 31, 2022.
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
The following table sets forth the key weighted-average assumptions used in the BSM Model to calculate the fair value of options:

	Year Ended December 31,
	2022	2021	2020
Expected holding period - years	4.7	5.0	3.1
Expected volatility	36.5%	34.3%	31.0%
Risk-free interest rate	1.9%	0.9%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%

The assumptions used in the table above reflect grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting.
The expected holding period represents the period of time the grants are expected to be outstanding. The Company uses the simplified method, as prescribed by accounting guidance governing such awards, to calculate the expected holding period for options granted to employees as we do not have sufficient historical evidence data to provide a reasonable basis upon which to estimate the expected holding period. For options valued by the Company for the years ended December 31, 2022, 2021 and 2020, respectively, the expected holding period is based on an average between the midpoint of the vesting date and the expiration date of the options.
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
The following table summarizes the grant date fair values of stock options and restricted shares issued during the period as well as the allocation of stock-based compensation expense to Total direct costs, and Selling, general and administrative reported in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Weighted average, grant date fair value
Stock options	$47.57	$52.70	$15.19
Restricted shares (RSAs and RSUs)	$149.87	$174.94	$98.61

Stock-based compensation expense allocated to:
Total direct costs	$11,801	$9,345	$7,781
Selling, general, and administrative	9,611	5,124	6,003
Total stock-based compensation expense	$21,412	$14,469	$13,784

Award Activity
The following table sets forth the Company’s stock option activity:

	Year Ended December 31,
	2022		2021		2020
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - beginning of Period	1,992,915	$68.39	2,500,727	$43.26	3,030,071	$34.50
Granted	252,490	$138.91	282,588	$168.34	227,353	$105.77
Exercised	(579,407)	$38.10	(745,572)	$23.67	(637,806)	$25.07
Cancelled/Forfeited/Expired	(36,850)	$85.40	(44,828)	$40.50	(118,891)	$37.16
Outstanding - end of period	1,629,148	$89.71	1,992,915	$68.39	2,500,727	$43.26

Exercisable - end of period	1,116,255	$60.52	1,290,627	$56.43	1,498,829	$48.99
The following table sets forth the Company’s Restricted Share activity:

	Year Ended December 31,
	2022	2021	2020
	Shares/Units	Shares/Units	Shares/Units
Outstanding and unvested - beginning of period	602,187	695,562	569,770
Granted	165,595	102,579	201,032
Vested	(197,000)	(119,000)	—
Forfeited	(47,405)	(76,954)	(75,240)
Outstanding and unvested - end of period	523,377	602,187	695,562

Cumulative vested shares - end of period	2,229,916	2,032,916	1,913,916
The following table summarizes information about stock options expected to vest, stock options exercisable, and unvested restricted share awards expected to vest at December 31, 2022:

	Weighted Average Exercise Price	Stock Options	Restricted Shares/Units	Weighted Average Remaining Life (Years)
Number of stock options expected to vest	$89.71	1,629,148	—	3.3
Number of restricted shares/units expected to vest			523,377
Total expected to vest		1,629,148	523,377
Total stock options exercisable	$60.52	1,116,255	—	2.5
Unrecognized compensation cost (in thousands)		$14,989	$33,310
Weighted average years over which unrecognized compensation cost will be recognized		2.4	2.9

The following table sets forth the aggregate intrinsic value of stock options exercised, the fair values of awards vested, and share based liabilities settled during the respective periods (in thousands):

	Year Ended December 31,
	2022	2021	2020
Total intrinsic value of stock options exercised	$77,527	$104,695	$57,927
Total grant-date fair value of stock options vested	$5,228	$5,185	$6,833
Total grant-date fair value of restricted shares vested	$9,248	$3,796	$—
Total settlement date fair value of restricted shares vested	$32,802	$22,321	$—
The actual tax benefits recognized related to stock-based compensation totaled $23.2 million, $20.9 million and $11.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
10. EMPLOYEE BENEFIT PLANS
The Company provides a 401(k) plan that covers substantially all U.S. employees. Participants can elect to contribute up to 50% of their eligible earnings on a pre-tax basis, subject to Internal Revenue Service annual limitations.
The U.S.-based plan offers a year-end employer matching contribution, requiring the participant to be an employee at year-end to qualify for the match. Participants with one year or more of service are eligible for the matching contribution. Participants fully vest in the employer contributions after three years of service. The employer contribution represents a percentage of a participant’s eligible compensation. The Company’s 401(k) Plan costs were $5.4 million, $4.3 million and $3.7 million during the years ended December 31, 2022, 2021 and 2020, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.
The Company has various defined contribution arrangements for eligible employees of non-U.S. entities. These defined contribution arrangements provide employees with retirement savings and life insurance benefits. The Company incurred expenses related to these arrangements of $2.5 million, $1.9 million and $1.5 million in the years ended December 31, 2022, 2021 and 2020, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.
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
The components of income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$260,564	$187,535	$158,432
Foreign jurisdictions	22,296	14,317	10,100
Income before income taxes	$282,860	$201,852	$168,532

Income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2022
U.S. Federal	$49,991	$(19,705)	$30,286
U.S. state and local	7,160	(3,297)	3,863
Foreign jurisdictions	3,330	13	3,343
	$60,481	$(22,989)	$37,492

Year ended December 31, 2021
U.S. Federal	$46,138	$(32,677)	$13,461
U.S. state and local	8,405	(3,622)	4,783
Foreign jurisdictions	2,580	(820)	1,760
	$57,123	$(37,119)	$20,004

Year ended December 31, 2020
U.S. Federal	$16,405	$436	$16,841
U.S. state and local	4,588	95	4,683
Foreign jurisdictions	1,586	38	1,624
	$22,579	$569	$23,148

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows (in thousands):

	Year Ended December 31,
	2022		2021		2020
Income tax expense calculated at the federal statutory rate	$59,401	21.0%	$42,389	21.0%	$35,392	21.0%
Effect of:
State and local taxes, net of federal benefit	4,235	1.5	3,698	1.8	2,639	1.6
Tax on foreign earnings, net of tax credits and deductions	(3,277)	(1.2)	(3,113)	(1.5)	(1,773)	(1.1)
Deferred credit	(621)	(0.2)	(667)	(0.3)	(700)	(0.4)
Permanent items:
Stock-based awards	(18,738)	(6.6)	(19,042)	(9.5)	(10,019)	(5.9)
Deduction for FDII	(4,983)	(1.8)	(4,860)	(2.4)	(2,593)	(1.5)
Other	595	0.2	(364)	(0.2)	144	0.1
State/Local tax credits	(1,294)	(0.5)	(976)	(0.5)	(780)	(0.5)
Change in liability for uncertain tax positions	1,560	0.6	2,349	1.2	1,120	0.7
Other	614	0.3	590	0.3	(282)	(0.3)
	$37,492	13.3%	$20,004	9.9%	$23,148	13.7%
Prior to the passage of the Tax Cuts and Jobs Act of 2017 ("TCJA"), the Company asserted that all of the undistributed foreign earnings of its foreign subsidiaries were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Beginning in 2018, the TCJA provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. As of December 31, 2022, the Company’s accounting position is that unremitted foreign earnings are indefinitely reinvested. Therefore, the Company has not recorded deferred foreign withholding taxes on the unremitted foreign earnings and it is not practicable to determine the amount of the additional taxes that would result if these earnings were repatriated. The undistributed earnings of foreign subsidiaries was approximately $51.6 million for the year ended December 31, 2022.

Components of the Company’s net deferred tax asset (liability) included in the consolidated balance sheets consisted of the following at December 31 (in thousands):

	2022	2021
Deferred tax assets:
Accrued liabilities	$24,483	$21,028
Depreciation and amortization	1,269	989
Foreign operating loss carryforward	30	386
Advanced billings	67,789	37,226
Other	1,005	1,148
Valuation allowance	(430)	(850)
Total deferred tax assets	94,146	59,927

Deferred tax liabilities:
Depreciation and amortization	(44,731)	(34,065)
Prepaid expenses	(1,263)	(1,292)
Other	(1,139)	(516)
Total deferred tax liabilities	(47,133)	(35,873)
Net deferred tax asset (liability)	$47,013	$24,054
The Company has foreign operating loss carryforwards for which a deferred tax asset of less than $0.1 million has been established as of December 31, 2022. The Company does not have a valuation allowance against this deferred tax asset as of December 31, 2022 based upon its assessment that it is more likely than not that this amount will be realized. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. Approximately 57% of the foreign net operating loss carryforwards can be utilized over an indefinite period whereas the remainder will expire in 2026 if not utilized.
Annual activity related to the Company’s valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning Balance	$850	$578	$755
Additions charged to expense	15	305	—
Reductions from utilization, reassessments and expirations	(493)	(33)	(177)
Remeasurement due to effect of tax reform	58	—	—
Ending Balance	$430	$850	$578
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning Balance	$13,784	$10,691	$9,718
Increases in tax positions for prior years	171	1,253	—
Decreases in tax positions for prior years	(490)	(223)	(181)
Increases in tax positions for current year	4,871	3,098	2,881
Lapse in statute of limitations	(2,389)	(1,035)	(1,727)
Ending Balance	$15,947	$13,784	$10,691

Interest and penalties associated with uncertain tax positions are recognized as components of Income tax provision in the consolidated statements of operations. There was no material change to tax-related interest and penalties during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, respectively, the Company has a liability for interest and penalties of $3.8 million and $2.8 million that is associated with related tax liabilities of $12.7 million and $11.0 million for uncertain tax positions.
The Company operates in various foreign, state and local jurisdictions. The number of tax years for which the statute of limitations remains open for foreign, state and local jurisdictions varies by jurisdiction and is approximately four years (2018 through 2022). For federal tax purposes, the Company’s open tax years are 2019 through 2022.
12. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Legal Proceedings
Medpace periodically becomes involved in various claims and lawsuits that are incidental to its business. Management believes, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows for the years ended December 31, 2022, 2021 and 2020.
Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $17.0 million as of December 31, 2022. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2029.
13. MISCELLANEOUS INCOME, NET
Miscellaneous income, net consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net gain on foreign-currency transactions	$3,859	$2,779	$514
Other income	3,209	563	669
Miscellaneous income, net	$7,068	$3,342	$1,183
14. RELATED PARTY TRANSACTIONS
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.3 million and $0.2 million existed at December 31, 2022 and 2021, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreements
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers and/or have equity investments in LIB. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $40.5 million, $11.8 million and $2.6 million during the years ended December 31, 2022, 2021 and 2020, respectively, in the Company’s consolidated statement of operations. As of December 31, 2022 and 2021, the Company had, from LIB, Advanced billings of $7.4 million and $2.9 million in the consolidated balance sheets, respectively. In addition, the Company had Accounts receivable and unbilled, net from LIB of

$5.5 million and $0.5 million in the consolidated balance sheets at December 31, 2022 and 2021, respectively. The Company had Other current liabilities with LIB of $12.5 million in the consolidated balance sheets at December 31, 2022.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the years ended December 31, 2022, 2021 and 2020, the Company recognized total revenue from CinRx of $15.0 million, $22.7 million and $13.2 million in the Company’s consolidated statements of operations, respectively. As of December 31, 2022 and 2021, the Company had Advanced billings from CinRx of $1.4 million and $5.4 million in the consolidated balance sheets, respectively. As of December 31, 2022 and 2021 the Company had Accounts receivable and unbilled, net from CinRx of $2.2 million and $2.1 million in the consolidated balance sheets, respectively. Certain affiliates of CinRx included in previous reported quarters are no longer disclosed due to changes in the affiliate relationship.
The Summit Hotel (“The Summit”)
The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer. Medpace incurs travel lodging and meeting expenses at The Summit. During the years ended December 31, 2022, 2021 and 2020, Medpace incurred expenses of $0.3 million, $0.3 million and $0.4 million at The Summit, respectively.
Leased Real Estate
Headquarters Lease
The Company has entered into operating leases for its corporate headquarters and a storage space facility with an entity that is wholly owned by the Company’s chief executive officer. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the leases. The lease for headquarters was for an initial term of twelve years through November 2022 with a renewal option for one 10-year term at prevailing market rates. The Company entered into short-term extensions through January 2023. In the third quarter of fiscal year 2021, the Company accounted for the renewal option, as it became reasonably certain it would be exercised per the agreement, by extending the lease term through November 2032. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the properties. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Operating lease cost recognized for the years ended December 31, 2022, 2021 and 2020 was $2.3 million, $2.1 million and 2.0 million, respectively, and was allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2022 and 2021 were $18.2 million and $19.7 million in the consolidated balance sheets, respectively. The current and long-term portions of the lease liabilities at December 31, 2022 were $1.5 million and $16.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2021 were $1.5 million and $18.3 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the years ended December 31, 2022, 2021 and 2020 was $5.7 million, $5.7 million and $3.6 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2022 and 2021 were $53.5 million and $55.1 million in the consolidated balance sheets, respectively. The current and long-term portions of the lease liabilities at December 31, 2022 were $1.1 million and $64.8 million, respectively. The current and long-term portions of the lease liabilities at December 31, 2021 were $0.9 million and $65.9 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.

The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the years ended December 31, 2022, 2021 and 2020 was $3.6 million, respectively. The lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2022 and 2021 were $14.6 million and $17.2 million, respectively, in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2022 were $2.8 million and $11.9 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2021 were $2.6 million and $14.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by private aviation charter companies which in 2020 was a company owned by the chief executive officer and the executive vice president of operations of the Company and commencing in 2021 is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $2.3 million, $1.3 million and $0.7 million during the years ended December 31, 2022, 2021 and 2020, respectively. These travel expenses are recorded in Selling, general and administrative in the Company’s consolidated statements of operations. As of December 31, 2022 and 2021, the Company had Accounts payable to the Aircraft Management Company of $0.3 million and $0.2 million, respectively, in the consolidated balance sheets.
15. ENTITY WIDE DISCLOSURES
Operations By Geographic Location
The Company conducts operations in North America, Europe, Asia, South America, Africa and Australia through wholly-owned subsidiaries and representative sales offices. The Company attributes revenue to geographical locations based upon the location of the contracting entity. For the years ended December 31, 2022, 2021 and 2020, total revenue attributable to the U.S. represented approximately 98%, 97% and 96%, respectively, of total consolidated total revenue.
The following table summarizes property and equipment, net by geographic region and is further broken down to show countries which account for 10% or more of total as of December 31, if any (in thousands):

	2022	2021
Property and equipment, net:
United States	$81,217	$64,828
Europe
Belgium	11,778	12,339
Other	9,294	8,413
Total Europe	21,072	20,752
Other	7,560	7,573
Total property and equipment, net	$109,849	$93,153
Revenue by Category
The following table disaggregates the Company’s revenue by major source (in thousands):

	Years Ended December 31,
	2022	2021	2020
Therapeutic Area
Oncology	$467,796	$362,846	$297,675
Other	296,914	267,415	215,370
Metabolic	244,682	159,900	126,075
Cardiology	174,634	119,692	95,153
Central Nervous System	157,939	121,548	88,393
AVAI	118,031	110,976	103,259
Total revenue	$1,459,996	$1,142,377	$925,925
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to the Company’s Directors is contained in our definitive proxy statement (the “Proxy Statement”) for our 2023 Annual Meeting of Stockholders under the heading “Proposal 1: Election of Directors” and is incorporated herein by reference.
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
(1)Financial Statements
The following financial statements and supplementary data are included in Item 8 of this annual report:
(2)Financial Statement Schedules
The information required to be submitted in the Financial Statement Schedules for Medpace Holdings, Inc. and subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.
(3)Exhibits
The exhibits listed in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Medpace Holdings, Inc.	8-K	001-37856	3.1	8/16/16

3.2	Amended and Restated Bylaws of Medpace Holdings, Inc.	8-K	001-37856	3.2	8/16/16

4.1	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-212236	4.1	7/26/16

4.2	Description of Securities	10-K	001-37856	4.3	2/25/20

#10.1	Medpace Holdings, Inc. 2016 Incentive Award Plan	10-Q	001-37856	10.1	11/3/16

#10.2	Medpace Holdings, Inc. 2016 Senior Executive Incentive Bonus Plan	10-Q	001-37856	10.2	11/3/16

10.3	Registration Rights Agreement	10-Q	001-37856	10.3	11/3/16

#10.4	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Award Grant Notice	S-1/A	333-212236	10.13	8/1/16

#10.5	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement	S-1/A	333-212236	10.14	8/1/16

#10.6	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-1/A	333-212236	10.15	8/1/16

#10.7	Medpace Holdings, Inc. 2016 Incentive Award Plan Sub-Plan for UK Participants	S-1/A	333-212236	10.16	8/1/16

#10.8	Amended and Restated Employment Agreement, by and between Medpace Holdings, Inc. and August J. Troendle	S-1/A	333-212236	10.18	7/26/16

#10.9	Medpace Holdings, Inc. 2016 Incentive Award Plan UK Company Share Option Plan (CSOP) Sub-Plan	S-1/A	333-212236	10.19	8/1/16

#10.10	Medpace Holdings, Inc. Non-Employee Director Compensation Policy revised October 21, 2022	10-K	001-37856	10.10	2/14/23	*

10.11	Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association.	8-K	001-37856	10.1	10/1/19

10.12	Amendment No. 1 dated March 30, 2020 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	4/1/20

10.13	Form of Indemnification Agreement	10-K	001-37856	10.13	2/16/21

10.14	Amendment No. 2 dated March 29, 2021 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	3/30/21

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.15	Amendment No. 3 dated December 27, 2021 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	12/29/21

10.16	Amendment No. 4 dated March 15, 2022 to Loan Documents	8-K	001-37856	10.1	3/16/22

21.1	List of Subsidiaries of Medpace Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

By:	/s/ KEVIN M. BRADY
	Name:	Kevin M. Brady
	Title:	Chief Financial Officer

	Date:	February 14, 2023
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

Signature	Capacity	Date

/s/ AUGUST J. TROENDLE	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
August J. Troendle		February 14, 2023

/s/ KEVIN M. BRADY	Chief Financial Officer (Principal Financial and Accounting Officer)
Kevin M. Brady		February 14, 2023

/s/ BRIAN T. CARLEY	Director
Brian T. Carley		February 14, 2023

/s/ ROBERT O. KRAFT	Director
Robert O. Kraft		February 14, 2023

/s/ FRED B. DAVENPORT JR.	Director
Fred B. Davenport Jr.		February 14, 2023

/s/ CORNELIUS P. MCCARTHY III	Director
Cornelius P. McCarthy III		February 14, 2023

/s/ ASHLEY M. KEATING	Director
Ashley M. Keating		February 14, 2023

/s/ DR. FEMIDA H. GWADRY-SRIDHAR	Director
Dr. Femida H. Gwadry-Sridhar		February 14, 2023