Form 10-Q
period 2023-03-31
Medpace Holdings, Inc.
filed 2023-04-25
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	30,499,074 shares outstanding as of April 21, 2023

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As of
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$46,922	$28,265
Accounts receivable and unbilled, net (includes $7.7 million with related parties at March 31, 2023 and December 31, 2022, respectively)	257,746	253,404
Prepaid expenses and other current assets	62,954	52,293
Total current assets	367,622	333,962
Property and equipment, net	113,755	109,849
Operating lease right-of-use assets	143,309	139,068
Goodwill	662,396	662,396
Intangible assets, net	37,458	38,008
Deferred income taxes	49,157	48,083
Other assets	22,026	21,129
Total assets	$1,395,723	$1,352,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.4 million and $0.3 million with related parties at March 31, 2023 and December 31, 2022, respectively)	$37,110	$33,069
Accrued expenses	201,201	210,125
Advanced billings (includes $11.6 million and $8.8 million with related parties at March 31, 2023 and December 31, 2022, respectively)	466,040	462,729
Short-term debt	115,000	50,000
Other current liabilities (includes $12.5 million with related parties at March 31, 2023 and December 31, 2022, respectively)	62,538	47,547
Total current liabilities	881,889	803,470
Operating lease liabilities	142,689	138,867
Deferred income tax liability	1,090	1,070
Other long-term liabilities	22,793	22,701
Total liabilities	1,048,461	966,108
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 30,623,655 and 31,091,694 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	306	309
Treasury stock - 70,573 and 71,573 shares at March 31, 2023 and December 31, 2022, respectively	(12,322)	(12,497)
Additional paid-in capital	778,691	770,794
Accumulated deficit	(408,099)	(359,827)
Accumulated other comprehensive loss	(11,314)	(12,392)
Total shareholders’ equity	347,262	386,387
Total liabilities and shareholders’ equity	$1,395,723	$1,352,495
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended March 31,
	2023	2022
Revenue, net (includes $15.8 million and $13.3 million with related parties for the three months ended March 31, 2023 and 2022, respectively.	$434,074	$330,947
Operating expenses:
Direct service costs, excluding depreciation and amortization	151,068	125,434
Reimbursed out-of-pocket expenses	152,817	106,836
Total direct costs	303,885	232,270
Selling, general and administrative	38,027	29,366
Depreciation	5,408	4,270
Amortization	550	838
Total operating expenses	347,870	266,744
Income from operations	86,204	64,203
Other (expense) income, net:
Miscellaneous income, net	687	1,067
Interest (expense) income, net	(861)	54
Total other (expense) income, net	(174)	1,121
Income before income taxes	86,030	65,324
Income tax provision	13,136	4,013
Net income	$72,894	$61,311
Net income per share attributable to common shareholders:
Basic	$2.35	$1.75
Diluted	$2.27	$1.69
Weighted average common shares outstanding:
Basic	31,008	34,918
Diluted	32,155	36,364
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended March 31,
	2023	2022
Net income	$72,894	$61,311
Other comprehensive income
Foreign currency translation adjustments, net of taxes	1,078	(1,542)
Comprehensive income	$73,972	$59,769
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2021	$360	$(5,427)	$727,857	$234,984	$(4,846)	$952,928
Net income				61,311		61,311
Foreign currency translation					(1,542)	(1,542)
Stock-based compensation expense			4,372			4,372
Stock options exercised	3		13,894			13,897
Repurchases of common stock	(27)	(14,243)		(411,680)		(425,950)
Retirement of treasury stock		5,427		(5,427)		—
BALANCE — March 31, 2022	$336	$(14,243)	$746,123	$(120,812)	$(6,388)	$605,016

	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2022	$309	$(12,497)	$770,794	$(359,827)	$(12,392)	$386,387
Net income				72,894		72,894
Foreign currency translation					1,078	1,078
Stock-based compensation expense			5,438			5,438
Stock options exercised	4		2,459			2,463
Repurchases of common stock	(7)			(120,991)		(120,998)
Re-issuance of treasury stock		175		(175)		—
BALANCE — March 31, 2023	$306	$(12,322)	$778,691	$(408,099)	$(11,314)	$347,262
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,894	$61,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,408	4,270
Amortization	550	838
Stock-based compensation expense	5,438	4,372
Noncash lease expense	4,757	4,537
Deferred income tax benefit	(1,063)	(713)
Other	(1,455)	(420)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(4,344)	(38,224)
Prepaid expenses and other current assets	(10,205)	(5,547)
Accounts payable	4,457	(1,041)
Accrued expenses	(9,364)	(3,651)
Advanced billings	3,311	22,580
Lease liabilities	(5,284)	(3,542)
Other assets and liabilities, net	14,976	1,486
Net cash provided by operating activities	80,076	46,256
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(9,513)	(9,257)
Other	10	(1,951)
Net cash used in investing activities	(9,503)	(11,208)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	2,463	13,867
Repurchases of common stock	(120,146)	(425,950)
Proceeds from revolving loan	90,000	49,500
Payments on revolving loan	(25,000)	(49,500)
Net cash used in financing activities	(52,683)	(412,083)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	767	(1,426)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	18,657	(378,461)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	28,265	461,304
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$46,922	$82,843
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Acquisition of property and equipment—non-cash	$7,216	$7,375
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2023
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
Unaudited Interim Financial Information
The interim condensed consolidated financial statements include the accounts of the Company, are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes could differ from management’s estimates and assumptions. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Share Repurchases
In 2018, the Board of Directors approved a stock repurchase program which has been amended several times to increase the aggregate amount of the stock repurchase authorization. During the three months ended March 31, 2022, the Company repurchased 2,745,865 shares for $425.9 million.
In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. During the three months ended March 31, 2023, the Company repurchased 654,787 shares for $120.1 million. As of March 31, 2023, we have remaining authorization of $332.7 million under the new repurchase program.
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except for earnings per share):

	Three Months Ended March 31,
	2023	2022
Weighted-average shares:
Common shares outstanding	31,008	34,918
RSAs	21	21
Total weighted-average shares	31,029	34,939
Earnings per common share—Basic
Net income	$72,894	$61,311
Less: Undistributed earnings allocated to RSAs	(49)	(36)
Net income available to common shareholders—Basic	$72,845	$61,275

Net income per common share—Basic	$2.35	$1.75

Basic weighted-average common shares outstanding	31,008	34,918
Effect of diluted shares	1,147	1,446
Diluted weighted-average shares outstanding	32,155	36,364

Net income per common share—Diluted	$2.27	$1.69
During the three months ended March 31, 2023 and 2022, the Company had (in thousands) 10 and 264 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.
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
The Company does not have material recurring fair value measurements as of March 31, 2023. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2023 or March 31, 2022.

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
Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Accounts receivable	$215,983	$213,169
Unbilled receivables	41,933	40,405
Less: allowance for doubtful accounts	(170)	(170)
Total accounts receivable and unbilled, net	$257,746	$253,404
Contract Liabilities
Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.
Advanced billings consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Advanced billings	$466,040	$462,729
As of March 31, 2023, we had approximately $2.9 billion of performance obligations remaining to be performed for active projects.
(5) Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(139,239)	(138,689)
Total finite-lived intangible assets, net	5,812	6,362
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$37,458	$38,008

As of March 31, 2023, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2023	$1,649
2024	1,443
2025	946
2026	620
2027	577
2028	577
$5,812
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Employee compensation and benefits	$50,598	$71,197
Project related reimbursable expenses	139,052	128,416
Other	11,551	10,512
Total accrued expenses	$201,201	$210,125
(7) Short-term Debt
Short-term debt consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Revolving credit facility	$115,000	$50,000
Short-term debt	$115,000	$50,000
Principal payments on Short-term debt are due as follows (in thousands):

2023 (remaining)	—
2024	115,000
Total	$115,000
The estimated fair value of the Company’s debt based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions, approximates the carrying value as of March 31, 2023 and December 31, 2022.
On September 30, 2019 (the “Closing Date”), the Company obtained an unsecured credit facility in an aggregate principal amount up to $50.0 million (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).
On the Closing Date, the Borrower and lender entered into a Loan Agreement (as it may be amended from time to time, the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. On March 15, 2022, the Company entered into Amendment No. 4 to the Loan Agreement, which increased the aggregate principal amount that may be borrowed under the facility’s line of credit to up to $250.0 million. On March 31, 2023, the Company entered into Amendment No. 5 to the Loan Agreement, which changed the aggregate principle amount that may be borrowed under the facility’s line of credit to up to $150.0 million, adjusted the interest rate and fee charged on the credit facility and extended the expiration date of revolving credit note to March 29, 2024. The Credit Facility bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) plus 125 basis points (1.25%) or the highest of the Prime Rate, the sum of the Overnight Bank Funding Rate plus 50 basis points (0.50%) and the sum of Daily Simple SOFR plus 100 basis points (1.00%). As of March 31, 2023, the Credit Facility interest rate was 6.0%.
The Loan Agreement contains other customary loan terms, representations and warranties, and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Loan Agreement contains certain events of default, including, among others, non-payment of principal or interest and breach of the covenants.
As of March 31, 2023, there were $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.
(8) Leases
The Company enters into leases for real estate and equipment. Real estate leases are for our corporate office space and laboratories around the world. Real estate leases have remaining lease terms of less than 1 year to 17 years. Many of the Company’s leases include options to extend the leases on a month to month basis or for set periods for up to 20 years. Many leases also include options to terminate the leases within 1 year or per other contractual terms.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$6,681	$6,500
Variable lease cost	2,337	2,016
Supplemental cash flow information related to the leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,350	$3,806

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,419	17,745

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	March 31, 2023	December 31, 2022
Operating lease right-of-use assets - related parties	$87,600	$86,356
Operating lease right-of-use assets - non-related parties	55,709	52,712
Operating lease right-of-use assets	$143,309	$139,068

Other current liabilities - related parties	5,305	5,409
Other current liabilities - non-related parties	13,934	13,863
Other current liabilities	$19,239	$19,272

Operating lease liabilities - related parties	94,901	93,393
Operating lease liabilities - non-related parties	47,788	45,474
Operating lease liabilities	142,689	138,867

Total operating lease liabilities	$161,928	$158,139

Weighted Average Remaining Lease Term (years)
Operating leases	10.8	11.1
Weighted Average Discount Rate
Operating leases	5.4%	5.2%
Lease payments due related to lease liabilities as of March 31, 2023 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
Remainder of 2023	$8,406	$11,657	$20,063
2024	11,412	14,444	25,856
2025	11,607	12,270	23,877
2026	11,807	10,147	21,954
2027	10,839	7,381	18,220
Later years	100,278	12,262	112,540
Total lease payments	154,349	68,161	222,510
Less: imputed interest	(54,143)	(6,439)	(60,582)
Total	$100,206	$61,722	$161,928
As of March 31, 2023, we have several additional leases with contractual obligations, which have not yet commenced, with future payments of $0.3 million.
(9) Shareholder’s Equity and Stock-Based Compensation
The Company granted 26,668 awards to employees under the 2016 Incentive Award Plan during the three months ended March 31, 2023, consisting of 25,418 RSU and 1,250 stock option awards having four year vesting schedules. The Company granted an additional 573 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the three months ended March 31, 2023. These awards are scheduled to vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

Award Activity
The following table sets forth the Company’s stock option activity:

	Three Months Ended March 31, 2023
	Stock Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,629,148	$89.71
Granted	1,823	$213.41
Exercised	(67,988)	$36.24
Cancelled/Forfeited/Expired	(3,000)	$166.73
Outstanding - end of period	1,559,983	$92.03

Exercisable - end of period	1,053,267	$62.06
The following table sets forth the Company’s RSA/RSU activity:

Three Months Ended March 31, 2023
Shares/Units
Outstanding and unvested - beginning of period	523,377
Granted	25,418
Vested	(118,760)
Forfeited	(6,934)
Outstanding and unvested - end of period	423,101

Cumulative vested shares - end of period	2,348,676
Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended March 31,
	2023	2022
Total direct costs	$2,940	$2,440
Selling, general and administrative	2,498	1,932
Total stock-based compensation expense	$5,438	$4,372
(10) Income Taxes
The Company’s effective income tax rate was 15.3% and 6.1% for the three months ended March 31, 2023 and 2022, respectively. The Company's effective income tax rate for the three months ended March 31, 2023 varied from the U.S. statutory rate of 21% due to the impact of the state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Intangible Income (FDII).
(11) Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of March 31, 2023 and December 31, 2022. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of March 31, 2023.
Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $17.1 million as of March 31, 2023. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2029.
(12) Related Party Transactions
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.3 million existed at March 31, 2023 and December 31, 2022, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreement
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $13.3 million and $7.4 million during the three months ended March 31, 2023 and 2022, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, respectively, the Company had Advanced billings from LIB of $10.1 million and $7.4 million in the condensed consolidated balance sheets. In addition, as of March 31, 2023 and December 31, 2022, respectively, the Company had Accounts receivable and unbilled, net from LIB of $6.3 million and $5.5 million in the condensed consolidated balance sheets. The Company had Other current liabilities with LIB of $12.5 million in the consolidated balance sheets at March 31, 2023 and December 31, 2022.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $2.5 million and $5.8 million during the three months ended March 31, 2023 and 2022, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, respectively, the Company had Advanced billings from CinRx of $1.4 million in the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022 the Company had Accounts receivable and unbilled, net from CinRx of $1.4 million and $2.2 million, respectively, in the condensed consolidated balance sheets. Certain affiliates of CinRx included in previous reported quarters are no longer disclosed due to changes in the affiliate relationship.
Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through December 2032 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Operating lease cost recognized for the three months ended March 31, 2023 and 2022 was $0.6 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2023 and December 31, 2022 were $20.6 million and $18.2 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2023 were $1.4 million and $19.3 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2022 were $1.5 million and $16.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended March 31, 2023 and 2022 was $1.4 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2023 and December 31, 2022 were $53.1 million and $53.5 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2023 were $1.1 million and $64.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2022 were $1.1 million and $64.8 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the three months ended March 31, 2023 and 2022 was $0.9 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2023 and December 31, 2022 were $13.9 million and $14.6 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2023 were $2.8 million and $11.1 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2022 were $2.8 million and $11.9 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by private aviation charter companies which is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.4 million during the three months ended March 31, 2023 and 2022, respectively. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the Company had Accounts payable to the Aircraft Management Company of $0.3 million, respectively, in the condensed consolidated balance sheets.

(13) Entity Wide Disclosures
Revenue by Category
The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended March 31,
	2023	2022
Therapeutic Area
Oncology	$141,951	$105,213
Other	87,104	70,417
Metabolic	86,840	48,116
Cardiology	46,617	37,396
Central Nervous System	38,697	38,487
AVAI	32,865	31,318
Total revenue	$434,074	$330,947

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and with the information under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” below and “Risk Factors” in “Item 1A Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and “Part II – Other Information, Item 1A Risk Factors” herein.
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
We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 5,400 employees across 40 countries as of March 31, 2023, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $555.8 million and $423.0 million for the three months ended March 31, 2023 and 2022, respectively.
Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of March 31, 2023, our backlog increased by $372.1 million, or 17.8%, to $2,460.1 million compared to $2,088.0 million as of March 31, 2022. Included within backlog as of March 31, 2023 was approximately $1,320.0 million to $1,340.0 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.
The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $3.0 million for the three months ended March 31, 2023 and favorable foreign currency adjustments of $1.2 million for the three months ended March 31, 2022.
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

	Three Months Ended March 31,
	2023	2022
U.S. Dollars per Euro:	1.07	1.12
Results of Operations
Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
(Amounts in thousands, except percentages)	2023	2022	Change	% Change
Revenue, net	$434,074	$330,947	$103,127	31.2%
Direct service costs, excluding depreciation and amortization	151,068	125,434	25,634	20.4%
Reimbursed out-of-pocket expenses	152,817	106,836	45,981	43.0%
Total direct costs	303,885	232,270	71,615	30.8%
Selling, general and administrative	38,027	29,366	8,661	29.5%
Depreciation	5,408	4,270	1,138	26.7%
Amortization	550	838	(288)	(34.4)%
Total operating expenses	347,870	266,744	81,126	30.4%
Income from operations	86,204	64,203	22,001
Miscellaneous income, net	687	1,067	(380)
Interest (expense) income, net	(861)	54	(915)
Income before income taxes	86,030	65,324	20,706
Income tax provision	13,136	4,013	9,123
Net income	$72,894	$61,311	$11,583
Total revenue
Total revenue increased by $103.1 million to $434.1 million for the three months ended March 31, 2023, from $330.9 million for the three months ended March 31, 2022. The increase for the three months ended March 31, 2023 was primarily driven by growth within the Oncology, Metabolic, Cardiology and other therapeutic areas, compared to the same period in the prior year.
Total direct costs
Total direct costs increased by $71.6 million, to $303.9 million for the three months ended March 31, 2023 from $232.3 million for the three months ended March 31, 2022. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $46.0 million for the three months ended March 31, 2023, compared to the same period in the prior year. The higher personnel costs portion increased by $19.5 million for the three months ended March 31, 2023, compared to the same periods in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $8.7 million, to $38.0 million for the three months ended March 31, 2023 from $29.4 million for the three months ended March 31, 2022. The increase was primarily attributed to higher personnel costs to support the growth in service activities. The higher personnel costs portion increased by $4.9 million for the three months ended March 31, 2023, compared to the same periods in the prior year.

Depreciation and Amortization
Depreciation and amortization expense of $6.0 million for the three months ended March 31, 2023 remained relatively consistent with $5.1 million for the three months ended March 31, 2022.
Miscellaneous income, net

Miscellaneous income, net decreased by $0.4 million to $0.7 million for the three months ended March 31, 2023 from $1.1 million for the three months ended March 31, 2022. These changes were mainly attributable to foreign exchange gains and losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries and from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment.
Income tax provision
Income tax provision increased by $9.1 million, to $13.1 million for the three months ended March 31, 2023 from $4.0 million for the three months ended March 31, 2022. The overall effective tax rate for the three months ended March 31, 2023 was 15.3%, compared to an overall effective tax rate of 6.1% for the three months ended March 31, 2022. The increase in the income tax provision and overall effective tax rate was primarily attributable to the increase in pre-tax book income and a decrease in excess tax benefits recognized from share based compensation and benefits from uncertain tax positions compared to the same periods in the prior year.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $150.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. As of March 31, 2023, we had cash and cash equivalents of $46.9 million which increased from $28.3 million as of December 31, 2022. Approximately $15.6 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of March 31, 2023.
As of March 31, 2023, we had $34.8 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, credit facility repayments, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of March 31, 2023, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, short-term debt discussed in Note 7 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue decreased by 61 basis points to 2.19% in the three months ended March 31, 2023, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Three Months Ended March 31,
Cash Flows (Amounts in thousands)	2023	2022
Net cash provided by operating activities	$80,076	$46,256
Net cash used in investing activities	(9,503)	(11,208)
Net cash used in financing activities	(52,683)	(412,083)
Effect of exchange rates on cash, cash equivalents and restricted cash	767	(1,426)
Increase (decrease) in cash, cash equivalents and restricted cash	$18,657	$(378,461)

Cash Flow from Operating Activities
Cash flows from operations are driven mainly by net income, stock-based compensation expense, noncash lease expense, depreciation, and net movement in advanced billings, accrued expenses and accounts receivable and unbilled, net. Accounts receivable and unbilled, net and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities was $80.1 million for the three months ended March 31, 2023 beginning with net income of $72.9 million. Adjustments to reconcile net income to net cash provided by operating activities were $13.6 million, primarily related to stock based compensation expense of $5.4 million, depreciation of $5.4 million and noncash lease expense of $4.8 million. Changes in operating assets and liabilities used $6.5 million in operating cash flows and was primarily driven by increased prepaid expenses and other current assets of 10.2 million, decreased accrued expenses of 9.4 million and decreased lease liabilities of $5.3 million, offset by increased other assets and liabilities, net of $15.0 million and increased accounts payable of $4.5 million.
Net cash flows provided by operating activities was $46.3 million for the three months ended March 31, 2022 beginning with net income of $61.3 million. Adjustments to reconcile net income to net cash provided by operating activities were $12.9 million, primarily related to noncash lease expense of $4.5 million, stock based compensation expense of $4.4 million and depreciation of $4.3 million. Changes in operating assets and liabilities used $27.9 million in operating cash flows and was primarily driven by increased by increased accounts receivable and unbilled, net of $38.2 million and increased prepaid expenses and other current assets of $5.5 million, offset by increased advanced billings of $22.6 million.
Cash Flow from Investing Activities
Net cash used in investing activities was $9.5 million for the three months ended March 31, 2023 primarily consisting of property and equipment expenditures.
Net cash used in investing activities was $11.2 million for the three months ended March 31, 2022 primarily consisting of 9.3 million in property and equipment expenditures.
Cash Flow from Financing Activities
Net cash used in financing activities was $52.7 million for the three months ended March 31, 2023 primarily related to $120.1 million in repurchases of common stock and $25.0 million in repayments of the Credit Facility, partially offset by 90.0 million in proceeds related to the Credit Facility and $2.5 million in proceeds from stock option exercises.
Net cash used in financing activities was $412.1 million for the three months ended March 31, 2022, primarily related to $426.0 million in repurchases of common stock, partially offset by $13.9 million in proceeds from stock option exercises.
Share Repurchases
In 2018, the Board of Directors approved a stock repurchase program which has been amended several times to increase the aggregate amount of the stock repurchase authorization. During the three months ended March 31, 2022, the Company repurchased 2,745,865 shares for $425.9 million.
In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. During the three months ended March 31, 2023, the Company repurchased 654,787 shares for $120.1 million. As of March 31, 2023, we have remaining authorization of $332.7 million under the new repurchase program.
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

Indebtedness
As of March 31, 2023, we had total indebtedness of 115.0 million and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.
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
There have been no significant changes in the critical accounting policies and estimates as previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes from the risk factors previously disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
This table provides certain information with respect to our monthly repurchases of the Company’s common stock during the first quarter of fiscal year 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announce Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 1, 2023, through January 31, 2023	65,415	$208.79	7,317,784	$439,168,043
February 1, 2023, through February 28, 2023	25,800	$207.17	7,343,584	$433,822,983
March 1, 2023 through March 31, 2023	563,572	$179.43	7,907,156	$332,703,493
Total	654,787	$183.45	7,907,156
All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

We returned $120.1 million to shareholders in the form of share repurchases in the first quarter of fiscal year 2023. Refer to Note 1 – Basis of Presentation of the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.
Use of Proceeds from Registered Securities
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits in the accompanying Exhibit Index preceding the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	Amendment No. 5 dated March 31, 2023 to Loan Documents	8-K	001-37856	10.1	3/31/2023
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

/s/ Kevin M. Brady
Kevin M. Brady
Chief Financial Officer (Principal Financial Officer)
Date: April 25, 2023