Form 10-Q
period 2023-06-30
Medpace Holdings, Inc.
filed 2023-07-25
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	30,562,773 shares outstanding as of July 21, 2023

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As of
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$39,138	$28,265
Accounts receivable and unbilled, net (includes $4.6 million and $7.7 million with related parties at June 30, 2023 and December 31, 2022, respectively)	275,058	253,404
Prepaid expenses and other current assets	64,731	52,293
Total current assets	378,927	333,962
Property and equipment, net	114,817	109,849
Operating lease right-of-use assets	139,863	139,068
Goodwill	662,396	662,396
Intangible assets, net	36,908	38,008
Deferred income taxes	51,766	48,083
Other assets	22,261	21,129
Total assets	$1,406,938	$1,352,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $4.7 million and $0.3 million with related parties at June 30, 2023 and December 31, 2022, respectively)	$33,608	$33,069
Accrued expenses	231,925	210,125
Advanced billings (includes $14.3 million and $8.8 million with related parties at June 30, 2023 and December 31, 2022, respectively)	490,557	462,729
Short-term debt	55,000	50,000
Other current liabilities (includes $9.0 million and $12.5 million with related parties at June 30, 2023 and December 31, 2022, respectively)	41,347	47,547
Total current liabilities	852,437	803,470
Operating lease liabilities	139,390	138,867
Deferred income tax liability	1,098	1,070
Other long-term liabilities	22,953	22,701
Total liabilities	1,015,878	966,108
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 30,562,773 and 31,091,694 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	306	309
Treasury stock - 70,573 and 71,573 shares at June 30, 2023 and December 31, 2022, respectively	(12,322)	(12,497)
Additional paid-in capital	785,292	770,794
Accumulated deficit	(371,022)	(359,827)
Accumulated other comprehensive loss	(11,194)	(12,392)
Total shareholders’ equity	391,060	386,387
Total liabilities and shareholders’ equity	$1,406,938	$1,352,495
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net (includes $13.3 million and $17.2 million with related parties for the three months ended June 30, 2023 and 2022, respectively, and $29.1 million and $30.5 million with related parties for the six months ended June 30, 2023 and 2022, respectively)	$460,868	$351,207	$894,942	$682,154
Operating expenses:
Direct service costs, excluding depreciation and amortization	158,526	132,118	309,594	257,552
Reimbursed out-of-pocket expenses	178,025	120,093	330,842	226,929
Total direct costs	336,551	252,211	640,436	484,481
Selling, general and administrative	39,404	33,215	77,431	62,581
Depreciation	5,970	4,707	11,378	8,977
Amortization	550	838	1,100	1,676
Total operating expenses	382,475	290,971	730,345	557,715
Income from operations	78,393	60,236	164,597	124,439
Other (expense) income, net:
Miscellaneous (expense) income, net	(1,283)	2,311	(596)	3,378
Interest expense, net	(1,366)	(548)	(2,227)	(494)
Total other (expense) income, net	(2,649)	1,763	(2,823)	2,884
Income before income taxes	75,744	61,999	161,774	127,323
Income tax provision	14,676	12,639	27,812	16,652
Net income	$61,068	$49,360	$133,962	$110,671
Net income per share attributable to common shareholders:
Basic	$2.00	$1.52	$4.35	$3.28
Diluted	$1.93	$1.46	$4.20	$3.16
Weighted average common shares outstanding:
Basic	30,537	32,493	30,771	33,696
Diluted	31,575	33,695	31,864	35,034
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$61,068	$49,360	$133,962	$110,671
Other comprehensive income
Foreign currency translation adjustments, net of taxes	120	(3,584)	1,198	(5,126)
Comprehensive income	$61,188	$45,776	$135,160	$105,545
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2021	$360	$(5,427)	$727,857	$234,984	$(4,846)	$952,928
Net income				61,311		61,311
Foreign currency translation					(1,542)	(1,542)
Stock-based compensation expense			4,372			4,372
Stock options exercised	3		13,894			13,897
Repurchases of common stock	(27)	(14,243)		(411,680)		(425,950)
Retirement of treasury stock		5,427		(5,427)		—
BALANCE — March 31, 2022	$336	$(14,243)	$746,123	$(120,812)	$(6,388)	$605,016
Net income				49,360		49,360
Foreign currency translation					(3,584)	(3,584)
Stock-based compensation expense			5,653			5,653
Stock options exercised			1,524			1,524
Repurchases of common stock	(27)			(374,690)		(374,717)
BALANCE — June 30, 2022	$309	$(14,243)	$753,300	$(446,142)	$(9,972)	$283,252

	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2022	$309	$(12,497)	$770,794	$(359,827)	$(12,392)	$386,387
Net income				72,894		72,894
Foreign currency translation					1,078	1,078
Stock-based compensation expense			5,438			5,438
Stock options exercised	4		2,459			2,463
Repurchases of common stock	(7)			(120,991)		(120,998)
Re-issuance of treasury stock		175		(175)		—
BALANCE — March 31, 2023	$306	$(12,322)	$778,691	$(408,099)	$(11,314)	$347,262
Net income				61,068		61,068
Foreign currency translation					120	120
Stock-based compensation expense			4,906			4,906
Stock options exercised	1		1,695			1,696
Repurchases of common stock	(1)			(23,991)		(23,992)
BALANCE — June 30, 2023	$306	$(12,322)	$785,292	$(371,022)	$(11,194)	$391,060
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,962	$110,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,378	8,977
Amortization	1,100	1,676
Stock-based compensation expense	10,344	10,025
Noncash lease expense	9,659	8,959
Deferred income tax benefit	(3,709)	(1,439)
Other	(899)	(633)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(21,734)	(39,059)
Prepaid expenses and other current assets	(11,831)	(18,789)
Accounts payable	2,341	2,552
Accrued expenses	21,259	15,643
Advanced billings	27,828	56,727
Lease liabilities	(9,379)	(7,705)
Other assets and liabilities, net	(7,725)	(4,730)
Net cash provided by operating activities	162,594	142,875
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(17,959)	(20,457)
Other	(11)	(1,878)
Net cash used in investing activities	(17,970)	(22,335)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	4,127	15,421
Repurchases of common stock	(144,020)	(800,667)
Proceeds from revolving loan	105,000	299,200
Payments on revolving loan	(100,000)	(49,500)
Net cash used in financing activities	(134,893)	(535,546)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,142	(3,747)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	10,873	(418,753)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	28,265	461,304
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$39,138	$42,551
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Acquisition of property and equipment—non-cash	$5,848	$7,441
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2023
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
In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. During the three and six months ended June 30, 2023, the Company repurchased 126,281 shares and 781,068 shares for $23.9 million and $144.0 million, respectively. As of June 30, 2023, we have remaining authorization of $308.8 million under the new repurchase program.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except for earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted-average shares:
Common shares outstanding	30,537	32,493	30,771	33,696
RSAs	21	21	21	21
Total weighted-average shares	30,558	32,514	30,792	33,717
Earnings per common share—Basic
Net income	$61,068	$49,360	$133,962	$110,671
Less: Undistributed earnings allocated to RSAs	(41)	(31)	(90)	(68)
Net income available to common shareholders—Basic	$61,027	$49,329	$133,872	$110,603

Net income per common share—Basic	$2.00	$1.52	$4.35	$3.28

Basic weighted-average common shares outstanding	30,537	32,493	30,771	33,696
Effect of diluted shares	1,038	1,202	1,093	1,338
Diluted weighted-average shares outstanding	31,575	33,695	31,864	35,034

Net income per common share—Diluted	$1.93	$1.46	$4.20	$3.16
During the three and six months ended June 30, 2023, the Company had (in thousands) 16.7 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the three and six months ended June 30, 2022, the Company had (in thousands) 274.4 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.
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
The Company does not have material recurring fair value measurements as of June 30, 2023. There were no transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2023 or June 30, 2022.

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
Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Accounts receivable	$243,560	$213,169
Unbilled receivables	31,668	40,405
Less: allowance for doubtful accounts	(170)	(170)
Total accounts receivable and unbilled, net	$275,058	$253,404
Contract Liabilities
Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.
Advanced billings consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Advanced billings	$490,557	$462,729
As of June 30, 2023, we had approximately $2.9 billion of performance obligations remaining to be performed for active projects.
(5) Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(139,789)	(138,689)
Total finite-lived intangible assets, net	5,262	6,362
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$36,908	$38,008

As of June 30, 2023, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2023	$1,099
2024	1,443
2025	946
2026	620
2027	577
2028	577
$5,262
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Employee compensation and benefits	$57,341	$71,197
Project related reimbursable expenses	164,835	128,416
Other	9,749	10,512
Total accrued expenses	$231,925	$210,125
(7) Short-term Debt
Short-term debt consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Credit facility	$55,000	$50,000
Short-term debt	$55,000	$50,000
Principal payments on Short-term debt are due as follows (in thousands):

2023 (remaining)	—
2024	55,000
Total	$55,000
The estimated fair value of the Company’s debt based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions, approximates the carrying value as of June 30, 2023 and December 31, 2022.
On September 30, 2019 (the “Closing Date”), the Company obtained an unsecured credit facility in an aggregate principal amount up to $50.0 million (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).

On the Closing Date, the Borrower and lender entered into a Loan Agreement (as it may be amended from time to time, the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. On March 15, 2022, the Company entered into Amendment No. 4 to the Loan Agreement, which increased the aggregate principal amount that may be borrowed under the facility’s line of credit to up to $250.0 million. On March 31, 2023, the Company entered into Amendment No. 5 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the facility’s line of credit to up to $150.0 million, adjusted the interest rate and fee charged on the credit facility and extended the expiration date of revolving credit note to March 29, 2024. The Credit Facility bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) plus 125 basis points (1.25%) or the highest of the Prime Rate, the sum of the Overnight Bank Funding Rate plus 50 basis points (0.50%) and the sum of Daily Simple SOFR plus 100 basis points (1.00%). As of June 30, 2023, the Credit Facility interest rate was 6.3%.
The Loan Agreement contains other customary loan terms, representations and warranties, and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Loan Agreement contains certain events of default, including, among others, non-payment of principal or interest and breach of the covenants.
As of June 30, 2023, there were $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.
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
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$6,954	$6,375	$13,635	$12,875
Variable lease cost	1,835	2,097	4,172	4,113
Supplemental cash flow information related to the leases was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,599	$8,257

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	10,061	18,222

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	June 30, 2023	December 31, 2022
Operating lease right-of-use assets - related parties	$86,097	$86,356
Operating lease right-of-use assets - non-related parties	53,766	52,712
Operating lease right-of-use assets	$139,863	$139,068

Other current liabilities - related parties	5,457	5,409
Other current liabilities - non-related parties	14,529	13,863
Other current liabilities	$19,986	$19,272

Operating lease liabilities - related parties	93,484	93,393
Operating lease liabilities - non-related parties	45,906	45,474
Operating lease liabilities	139,390	138,867
Total operating lease liabilities	$159,376	$158,139

Weighted Average Remaining Lease Term (years)
Operating leases	10.7	11.1
Weighted Average Discount Rate
Operating leases	5.4%	5.2%
Lease payments due related to lease liabilities as of June 30, 2023 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
Remainder of 2023	$5,632	$8,358	$13,990
2024	11,412	14,938	26,350
2025	11,607	12,923	24,530
2026	11,807	10,653	22,460
2027	10,839	7,477	18,316
Later years	100,278	12,171	112,449
Total lease payments	151,575	66,520	218,095
Less: imputed interest	(52,634)	(6,085)	(58,719)
Total	$98,941	$60,435	$159,376
As of June 30, 2023, we have several additional leases with contractual obligations, which have not yet commenced, with future payments of $0.6 million.
(9) Shareholder’s Equity and Stock-Based Compensation
The Company granted 28,412 awards to employees under the 2016 Incentive Award Plan during the six months ended June 30, 2023, consisting of 27,162 RSU and 1,250 stock option awards having four year vesting schedules. The Company granted an additional 11,187 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the six months ended June 30, 2023. These awards are scheduled to vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

Award Activity
The following table sets forth the Company’s stock option activity:

	Six Months Ended June 30, 2023
	Stock Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,629,148	$89.71
Granted	12,437	$211.25
Exercised	(129,108)	$32.21
Cancelled/Forfeited/Expired	(8,500)	$188.55
Outstanding - end of period	1,503,977	$95.09

Exercisable - end of period	1,059,805	$70.46
The following table sets forth the Company’s RSA/RSU activity:

Six Months Ended June 30, 2023
Shares/Units
Outstanding and unvested - beginning of period	523,377
Granted	27,162
Vested	(123,039)
Forfeited	(14,755)
Outstanding and unvested - end of period	412,745

Cumulative vested shares - end of period	2,352,955
Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total direct costs	$2,558	$3,125	$5,498	$5,565
Selling, general and administrative	2,348	2,528	4,846	4,460
Total stock-based compensation expense	$4,906	$5,653	$10,344	$10,025
(10) Income Taxes
The Company’s effective income tax rate was 19.4% and 20.4% for the three months ended June 30, 2023 and 2022, respectively. The Company's effective income tax rate was 17.2% and 13.1% for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective income tax rate for the three months ended June 30, 2023 and the six months ended June 30, 2023 varied from the U.S. statutory rate of 21% primarily due to the impact of the state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Intangible Income (FDII).

(11) Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of June 30, 2023 and December 31, 2022. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of June 30, 2023.
Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $17.1 million as of June 30, 2023. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2029.
(12) Related Party Transactions
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.3 million existed at June 30, 2023 and December 31, 2022, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreement
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $9.7 million during the three months ended June 30, 2023 and 2022, respectively, and $23.0 million and $17.1 million during the six months ended June 30, 2023 and 2022, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, respectively, the Company had Advanced billings from LIB of $11.6 million and $7.4 million in the condensed consolidated balance sheets. In addition, as of June 30, 2023 and December 31, 2022, respectively, the Company had Accounts receivable and unbilled, net from LIB of $3.1 million and $5.5 million in the condensed consolidated balance sheets. The Company had Other current liabilities with LIB of $9.0 million and $12.5 million in the consolidated balance sheets at June 30, 2023 and December 31, 2022.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $3.6 million and $7.5 million during the three months ended June 30, 2023 and 2022, respectively, and $6.1 million and $13.3 million during the six months ended June 30, 2023 and 2022, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, respectively, the Company had Advanced billings from CinRx of $2.7 million and $1.4 million in the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022 the Company had Accounts receivable and unbilled, net from CinRx of $1.6 million and $2.2 million, respectively, in the condensed consolidated balance sheets. Certain affiliates of CinRx included in previous reported quarters are no longer disclosed due to changes in the affiliate relationships.
The Summit Hotel (“The Summit”)
The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. Medpace incurred expenses of $0.1 million and less than $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.1 million during the six months ended June 30, 2023 and 2022 at The Summit, respectively.

Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through December 2032 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. Operating lease cost recognized for the three months ended June 30, 2023 and 2022 was $0.7 million and $0.5 million and $1.3 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2023 and December 31, 2022 were $20.2 million and $18.2 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2023 were $1.4 million and $18.9 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2022 were $1.5 million and $16.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2023 and 2022 was $1.4 million and $2.8 million for the six months ended June 30, 2023 and 2022. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2023 and December 31, 2022 were $52.7 million and $53.5 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2023 were $1.2 million and $64.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2022 were $1.1 million and $64.8 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the three months ended June 30, 2023 and 2022 was $0.9 million and $1.8 million for the six months ended June 30, 2023 and 2022. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2023 and December 31, 2022 were $13.3 million and $14.6 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2023 were $2.9 million and $10.4 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2022 were $2.8 million and $11.9 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
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

The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.4 million and $0.6 million during the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and $1.0 million during the six months ended June 30, 2023 and 2022, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the Company had Accounts payable to the Aircraft Management Company of $0.4 million and $0.3 million, respectively, in the condensed consolidated balance sheets.
(13) Entity Wide Disclosures
Revenue by Category
The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Therapeutic Area
Oncology	$147,089	$115,542	$289,040	$220,755
Other	101,055	73,555	188,159	143,972
Metabolic	87,860	55,600	174,700	103,716
Cardiology	51,130	42,027	97,747	79,423
Central Nervous System	37,726	38,906	76,423	77,393
AVAI	36,008	25,577	68,873	56,895
Total revenue	$460,868	$351,207	$894,942	$682,154

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
We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 5,600 employees across 41 countries as of June 30, 2023, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $574.8 million and $1,130.6 million for the three and six months ended June 30, 2023, respectively. Net new business awards were $450.6 million and $873.6 million for the three and six months ended June 30, 2022, respectively.
Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of June 30, 2023, our backlog increased by $403.6 million, or 18.6%, to $2,571.9 million compared to $2,168.3 million as of June 30, 2022. Included within backlog as of June 30, 2023 was approximately $1,410.0 million to $1,430.0 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.
The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $0.9 million for the three months ended June 30, 2023; favorable foreign currency adjustments of $3.9 million for the six months ended June 30, 2023; unfavorable foreign currency adjustments of $17.0 million for the three months ended June 30, 2022; and unfavorable foreign currency adjustments of $15.8 million for the six months ended June 30, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S. Dollars per Euro:	1.09	1.07	1.08	1.09
Results of Operations
Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2023	2022	Change	% Change
Revenue, net	$460,868	$351,207	$109,661	31.2%
Direct service costs, excluding depreciation and amortization	158,526	132,118	26,408	20.0%
Reimbursed out-of-pocket expenses	178,025	120,093	57,932	48.2%
Total direct costs	336,551	252,211	84,340	33.4%
Selling, general and administrative	39,404	33,215	6,189	18.6%
Depreciation	5,970	4,707	1,263	26.8%
Amortization	550	838	(288)	(34.4)%
Total operating expenses	382,475	290,971	91,504	31.4%
Income from operations	78,393	60,236	18,157
Miscellaneous (expense) income, net	(1,283)	2,311	(3,594)
Interest expense, net	(1,366)	(548)	(818)
Income before income taxes	75,744	61,999	13,745
Income tax provision	14,676	12,639	2,037
Net income	$61,068	$49,360	$11,708

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
(Amounts in thousands, except percentages)	2023	2022	Change	% Change
Revenue, net	$894,942	$682,154	$212,788	31.2%
Direct service costs, excluding depreciation and amortization	309,594	257,552	52,042	20.2%
Reimbursed out-of-pocket expenses	330,842	226,929	103,913	45.8%
Total direct costs	640,436	484,481	155,955	32.2%
Selling, general and administrative	77,431	62,581	14,850	23.7%
Depreciation	11,378	8,977	2,401	26.7%
Amortization	1,100	1,676	(576)	(34.4)%
Total operating expenses	730,345	557,715	172,630	31.0%
Income from operations	164,597	124,439	40,158
Miscellaneous (expense) income, net	(596)	3,378	(3,974)
Interest expense, net	(2,227)	(494)	(1,733)
Income before income taxes	161,774	127,323	34,451
Income tax provision	27,812	16,652	11,160
Net income	$133,962	$110,671	$23,291
Total revenue
Total revenue increased by $109.7 million to $460.9 million for the three months ended June 30, 2023, from $351.2 million for the three months ended June 30, 2022. Total revenue increased by $212.8 million to $894.9 million for the six months ended June 30, 2023, from $682.2 million for the six months ended June 30, 2022. The increase for the three months ended June 30, 2023 was primarily driven by growth within the Oncology, Metabolic, AVAI, Cardiology and other therapeutic areas, compared to the same period in the prior year. The increase for the six months ended June 30, 2023 was primarily driven by growth within the Oncology, Metabolic, Cardiology and other therapeutic areas, compared to the same period in the prior year.
Total direct costs
Total direct costs increased by $84.3 million, to $336.6 million for the three months ended June 30, 2023 from $252.2 million for the three months ended June 30, 2022. Total direct costs increased by $156.0 million, to $640.4 million for the six months ended June 30, 2023 from $484.5 million for the six months ended June 30, 2022. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $57.9 million and $103.9 million for the three and six months ended June 30, 2023, compared to the same period in the prior year. The higher personnel costs portion increased by $21.4 million and $40.9 million for the three and six months ended June 30, 2023, compared to the same periods in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $6.2 million, to $39.4 million for the three months ended June 30, 2023 from $33.2 million for the three months ended June 30, 2022. Selling, general and administrative expenses increased by $14.9 million, to $77.4 million for the six months ended June 30, 2023 from $62.6 million for the six months ended June 30, 2022. The increase was primarily attributed to higher personnel costs to support the growth in service activities. The higher personnel costs portion increased by $4.6 million and $9.5 million for the three and six months ended June 30, 2023, compared to the same periods in the prior year.
Depreciation and Amortization
Depreciation and amortization expense of $6.5 million and $12.5 million for the three and six months ended June 30, 2023 remained relatively consistent with $5.5 million and $10.7 million for the three and six months ended June 30, 2022.

Miscellaneous (expense) income, net

Miscellaneous (expense) income, net decreased by $3.6 million to $1.3 million of expense for the three months ended June 30, 2023 from $2.3 million of income for the three months ended June 30, 2022. Miscellaneous (expense) income, net decreased by $4.0 million to $0.6 million of expense for the six months ended June 30, 2023 from $3.4 million of income for the six months ended June 30, 2022. These changes were mainly attributable to foreign exchange gains and losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries and from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment and third-party investment losses.
Income tax provision
Income tax provision increased by $2.0 million, to $14.7 million for the three months ended June 30, 2023 from $12.6 million for the three months ended June 30, 2022. Income tax provision increased by $11.2 million, to $27.8 million for the six months ended June 30, 2023 from $16.7 million for the six months ended June 30, 2022. The overall effective tax rate for the three months ended June 30, 2023 was 19.4%, compared to an overall effective tax rate of 20.4% for the three months ended June 30, 2022. The overall effective tax rate for the six months ended June 30, 2023 was 17.2% compared to an overall effective tax rate of 13.1% for the six months ended June 30, 2022. The increase in the income tax provision for the three months ended June 30, 2023 was primarily attributable to the increase in pre-tax book income which was partially offset by an increase in excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Intangible Income (“FDII”) compared to the same periods in the prior year. The decrease in the overall effective tax rate for the three months ended June 30, 2023 was primarily attributable to an increase in excess tax benefits recognized from share-based compensation and tax benefits related to FDII compared to the same periods in the prior year. The increase in the income tax provision and overall effective tax rate for the six months ended June 30, 2023 was primarily attributable to the increase in pre-tax book income and a decrease in excess tax benefits recognized from share based compensation and benefits from uncertain tax positions compared to the same periods in the prior year.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $150.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. As of June 30, 2023, we had cash and cash equivalents of $39.1 million which increased from $28.3 million as of December 31, 2022. Approximately $14.5 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of June 30, 2023.
As of June 30, 2023, we had $94.8 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, credit facility repayments, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of June 30, 2023, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, short-term debt discussed in Note 7 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue decreased by 99 basis points to 2.01% in the six months ended June 30, 2023, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Six Months Ended June 30,
Cash Flows (Amounts in thousands)	2023	2022
Net cash provided by operating activities	$162,594	$142,875
Net cash used in investing activities	(17,970)	(22,335)
Net cash used in financing activities	(134,893)	(535,546)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,142	(3,747)
Increase (decrease) in cash, cash equivalents and restricted cash	$10,873	$(418,753)
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
Net cash flows provided by operating activities was $162.6 million for the six months ended June 30, 2023 beginning with net income of $134.0 million. Adjustments to reconcile net income to net cash provided by operating activities were $27.9 million, primarily related to depreciation of $11.4 million, stock based compensation expense of $10.3 million and noncash lease expense of $9.7 million. Changes in operating assets and liabilities provided $0.7 million in operating cash flows and was primarily driven by increased advanced billings of $27.8 million and increased accrued expenses of $21.3 million, offset by increased accounts receivable and unbilled, net of $21.7 million and increased prepaid expenses and other current assets of $11.8 million.
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
Cash Flow from Investing Activities
Net cash used in investing activities was $18.0 million for the six months ended June 30, 2023 primarily consisting of property and equipment expenditures.
Net cash used in investing activities was $22.3 million for the six months ended June 30, 2022 primarily consisting of $20.5 million in property and equipment expenditures.
Cash Flow from Financing Activities
Net cash used in financing activities was $134.9 million for the six months ended June 30, 2023 primarily related to $144.0 million in repurchases of common stock and $100.0 million in repayments of the Credit Facility, partially offset by $105.0 million in proceeds related to the Credit Facility and $4.1 million in proceeds from stock option exercises.
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

In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. During the three and six months ended June 30, 2023, the Company repurchased 126,281 shares and 781,068 shares for $23.9 million and $144.0 million, respectively. As of June 30, 2023, we have remaining authorization of $308.8 million under the new repurchase program.
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
Indebtedness
As of June 30, 2023, we had total indebtedness of $55.0 million and $0.2 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.
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
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d) -15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. During the three months ended June 30, 2023, we upgraded our accounting enterprise resource planning (“ERP”) platform from an on-premises system to a cloud-based version. The implementation of that ERP system is expected to, among other things, improve user access security and improve a number of accounting, operational, and reporting processes and activities. Other than this upgrade, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
This table provides certain information with respect to our monthly repurchases of the Company’s common stock during the second quarter of fiscal year 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announce Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1, 2023, through April 30, 2023	126,281	$189.02	8,033,437	$308,833,776
Total	126,281	$189.02	8,033,437
All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

We returned $23.9 million to shareholders in the form of share repurchases in the second quarter of fiscal year 2023. Refer to Note 1 – Basis of Presentation of the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.
Use of Proceeds from Registered Securities
Not applicable.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, other than on May 1, 2023, Medpace Investors, LLC (“MPI”) adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 500,000 shares of the Company’s common stock until September 14, 2024. August J. Troendle, Chief Executive Officer and Chairman of the Board of the Company, is the sole manager and controlling unit holder of MPI and has sole voting and investment control with respect to the securities held by MPI. Mr. Troendle may be deemed to indirectly beneficially own the securities of the Company held by MPI but disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
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
Date: July 25, 2023