Form 10-Q
period 2023-09-30
Medpace Holdings, Inc.
filed 2023-10-24
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	30,683,436 shares outstanding as of October 20, 2023

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As of
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$95,207	$28,265
Accounts receivable and unbilled, net (includes $2.2 million and $7.7 million with related parties at September 30, 2023 and December 31, 2022, respectively)	292,773	253,404
Prepaid expenses and other current assets	60,901	52,293
Total current assets	448,881	333,962
Property and equipment, net	114,764	109,849
Operating lease right-of-use assets	144,147	139,068
Goodwill	662,396	662,396
Intangible assets, net	36,359	38,008
Deferred income taxes	59,343	48,083
Other assets	20,831	21,129
Total assets	$1,486,721	$1,352,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $3.1 million and $0.3 million with related parties at September 30, 2023 and December 31, 2022, respectively)	$29,023	$33,069
Accrued expenses	264,785	210,125
Advanced billings (includes $13.4 million and $8.8 million with related parties at September 30, 2023 and December 31, 2022, respectively)	518,755	462,729
Short-term debt	—	50,000
Other current liabilities (includes $12.5 million with related parties at December 31, 2022)	35,955	47,547
Total current liabilities	848,518	803,470
Operating lease liabilities	143,039	138,867
Deferred income tax liability	1,128	1,070
Other long-term liabilities	23,124	22,701
Total liabilities	1,015,809	966,108
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 30,682,157 and 31,091,694 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	307	309
Treasury stock - 70,573 and 71,573 shares at September 30, 2023 and December 31, 2022, respectively	(12,322)	(12,497)
Additional paid-in capital	795,994	770,794
Accumulated deficit	(300,197)	(359,827)
Accumulated other comprehensive loss	(12,870)	(12,392)
Total shareholders’ equity	470,912	386,387
Total liabilities and shareholders’ equity	$1,486,721	$1,352,495
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net (includes $15.5 million and $9.8 million with related parties for the three months ended September 30, 2023 and 2022, respectively, and $44.6 million and $40.3 million with related parties for the nine months ended September 30, 2023 and 2022, respectively)	$492,499	$383,744	$1,387,441	$1,065,898
Operating expenses:
Direct service costs, excluding depreciation and amortization	164,364	136,648	473,958	394,200
Reimbursed out-of-pocket expenses	194,942	128,062	525,784	354,991
Total direct costs	359,306	264,710	999,742	749,191
Selling, general and administrative	41,407	35,418	118,838	97,999
Depreciation	6,329	4,951	17,707	13,928
Amortization	549	838	1,649	2,514
Total operating expenses	407,591	305,917	1,137,936	863,632
Income from operations	84,908	77,827	249,505	202,266
Other (expense) income, net:
Miscellaneous (expense) income, net	(1,602)	5,649	(2,198)	9,027
Interest expense, net	(105)	(1,584)	(2,332)	(2,078)
Total other (expense) income, net	(1,707)	4,065	(4,530)	6,949
Income before income taxes	83,201	81,892	244,975	209,215
Income tax provision	12,651	15,865	40,463	32,517
Net income	$70,550	$66,027	$204,512	$176,698
Net income per share attributable to common shareholders:
Basic	$2.30	$2.13	$6.65	$5.39
Diluted	$2.22	$2.05	$6.42	$5.18
Weighted average common shares outstanding:
Basic	30,629	31,009	30,723	32,791
Diluted	31,762	32,253	31,839	34,098
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$70,550	$66,027	$204,512	$176,698
Other comprehensive income
Foreign currency translation adjustments, net of taxes	(1,676)	(6,080)	(478)	(11,206)
Comprehensive income	$68,874	$59,947	$204,034	$165,492
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2021	$360	$(5,427)	$727,857	$234,984	$(4,846)	$952,928
Net income				61,311		61,311
Foreign currency translation					(1,542)	(1,542)
Stock-based compensation expense			4,372			4,372
Stock options exercised	3		13,894			13,897
Repurchases of common stock	(27)	(14,243)		(411,680)		(425,950)
Retirement of treasury stock		5,427		(5,427)		—
BALANCE — March 31, 2022	$336	$(14,243)	$746,123	$(120,812)	$(6,388)	$605,016
Net income				49,360		49,360
Foreign currency translation					(3,584)	(3,584)
Stock-based compensation expense			5,653			5,653
Stock options exercised			1,524			1,524
Repurchases of common stock	(27)			(374,690)		(374,717)
BALANCE — June 30, 2022	$309	$(14,243)	$753,300	$(446,142)	$(9,972)	$283,252
Net income				66,027		66,027
Foreign currency translation					(6,080)	(6,080)
Stock-based compensation expense			5,794			5,794
Stock options exercised			892			892
BALANCE — September 30, 2022	$309	$(14,243)	$759,986	$(380,115)	$(16,052)	$349,885

	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2022	$309	$(12,497)	$770,794	$(359,827)	$(12,392)	$386,387
Net income				72,894		72,894
Foreign currency translation					1,078	1,078
Stock-based compensation expense			5,438			5,438
Stock options exercised	4		2,459			2,463
Repurchases of common stock	(7)			(120,991)		(120,998)
Re-issuance of treasury stock		175		(175)		—
BALANCE — March 31, 2023	$306	$(12,322)	$778,691	$(408,099)	$(11,314)	$347,262
Net income				61,068		61,068
Foreign currency translation					120	120
Stock-based compensation expense			4,906			4,906
Stock options exercised	1		1,695			1,696
Repurchases of common stock	(1)			(23,991)		(23,992)
BALANCE — June 30, 2023	$306	$(12,322)	$785,292	$(371,022)	$(11,194)	$391,060
Net income				70,550		70,550
Foreign currency translation					(1,676)	(1,676)
Stock-based compensation expense			5,007			5,007
Stock options exercised	1		5,695			5,696
Repurchases of common stock				275		275
BALANCE — September 30, 2023	$307	$(12,322)	$795,994	$(300,197)	$(12,870)	$470,912
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$204,512	$176,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,707	13,928
Amortization	1,649	2,514
Stock-based compensation expense	15,351	15,819
Noncash lease expense	14,579	13,460
Deferred income tax benefit	(11,308)	(2,126)
Other	821	(350)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(39,314)	(62,438)
Prepaid expenses and other current assets	(8,954)	(17,397)
Accounts payable	(921)	770
Accrued expenses	54,923	47,848
Advanced billings	56,026	73,286
Lease liabilities	(14,433)	(11,134)
Other assets and liabilities, net	(13,659)	488
Net cash provided by operating activities	276,979	251,366
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(26,662)	(27,636)
Other	30	(1,886)
Net cash used in investing activities	(26,632)	(29,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	9,855	16,313
Repurchases of common stock	(144,020)	(800,667)
Proceeds from revolving loan	105,000	299,200
Payments on revolving loan	(155,000)	(159,500)
Net cash used in financing activities	(184,165)	(644,654)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	760	(7,487)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	66,942	(430,297)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	28,265	461,304
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$95,207	$31,007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Acquisition of property and equipment—non-cash	$4,704	$9,094
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2023
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

In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. The Company did not execute any share repurchases during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased 781,068 shares for $144.0 million. As of September 30, 2023, we have remaining authorization of $308.8 million under the new repurchase program.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except for earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average shares:
Common shares outstanding	30,629	31,009	30,723	32,791
RSAs	21	21	21	21
Total weighted-average shares	30,650	31,030	30,744	32,812
Earnings per common share—Basic
Net income	$70,550	$66,027	$204,512	$176,698
Less: Undistributed earnings allocated to RSAs	(48)	(44)	(138)	(112)
Net income available to common shareholders—Basic	$70,502	$65,983	$204,374	$176,586

Net income per common share—Basic	$2.30	$2.13	$6.65	$5.39

Basic weighted-average common shares outstanding	30,629	31,009	30,723	32,791
Effect of diluted shares	1,133	1,244	1,116	1,307
Diluted weighted-average shares outstanding	31,762	32,253	31,839	34,098

Net income per common share—Diluted	$2.22	$2.05	$6.42	$5.18
During the nine months ended September 30, 2023, the Company had (in thousands) 0.6 stock options that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the three and nine months ended September 30, 2022, the Company had (in thousands) 274.4 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.
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

The Company does not have material recurring fair value measurements as of September 30, 2023. There were no material transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2023 or September 30, 2022.
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
Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Accounts receivable	$257,294	$213,169
Unbilled receivables	35,486	40,405
Less: allowance for doubtful accounts	(7)	(170)
Total accounts receivable and unbilled, net	$292,773	$253,404
Contract Liabilities
Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.
Advanced billings consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Advanced billings	$518,755	$462,729
As of September 30, 2023, we had approximately $2.8 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(140,338)	(138,689)
Total finite-lived intangible assets, net	4,713	6,362
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$36,359	$38,008
As of September 30, 2023, estimated amortization expense of the Company’s intangible assets for each of the next five years and thereafter is as follows (in thousands):

Amortization
Remainder of 2023	$550
2024	1,443
2025	946
2026	620
2027	577
2028	577
$4,713
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Employee compensation and benefits	$69,509	$71,197
Project related reimbursable expenses	183,998	128,416
Other	11,278	10,512
Total accrued expenses	$264,785	$210,125
(7) Short-term Debt
Short-term debt consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Credit facility	$—	$50,000
Short-term debt	$—	$50,000

The estimated fair value of the Company’s debt based on Level 2 inputs using the market approach, which is primarily based on rates at which the debt is traded among financial institutions, approximates the carrying value as of December 31, 2022.
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
As of September 30, 2023, there were less than $0.1 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.
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
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$7,002	$6,482	$20,637	$19,357
Variable lease cost	2,372	2,240	6,544	6,353
Supplemental cash flow information related to the leases was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,883	$12,045

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	20,412	29,915

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	September 30, 2023	December 31, 2022
Operating lease right-of-use assets - related parties	$84,592	$86,356
Operating lease right-of-use assets - non-related parties	59,555	52,712
Operating lease right-of-use assets	$144,147	$139,068

Other current liabilities - related parties	5,592	5,409
Other current liabilities - non-related parties	14,686	13,863
Other current liabilities	$20,278	$19,272

Operating lease liabilities - related parties	92,049	93,393
Operating lease liabilities - non-related parties	50,990	45,474
Operating lease liabilities	143,039	138,867
Total operating lease liabilities	$163,317	$158,139

Weighted Average Remaining Lease Term (years)
Operating leases	10.3	11.1
Weighted Average Discount Rate
Operating leases	5.4%	5.2%
Lease payments due related to lease liabilities as of September 30, 2023 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
Remainder of 2023	$2,827	$4,157	$6,984
2024	11,412	16,333	27,745
2025	11,607	15,110	26,717
2026	11,807	12,878	24,685
2027	10,839	9,843	20,682
Later years	100,278	14,449	114,727
Total lease payments	148,770	72,770	221,540
Less: imputed interest	(51,129)	(7,094)	(58,223)
Total	$97,641	$65,676	$163,317
As of September 30, 2023, we have several additional leases with contractual obligations, which have not yet commenced, with future payments of $4.6 million.
(9) Shareholder’s Equity and Stock-Based Compensation
The Company granted 38,188 awards to employees under the 2016 Incentive Award Plan during the nine months ended September 30, 2023, consisting of 36,938 RSU and 1,250 stock option awards having four year vesting schedules. The Company granted an additional 11,187 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the nine months ended September 30, 2023. These awards are scheduled to vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

Award Activity
The following table sets forth the Company’s stock option activity:

	Nine Months Ended September 30, 2023
	Stock Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,629,148	$89.71
Granted	12,437	$211.25
Exercised	(238,492)	$41.32
Cancelled/Forfeited/Expired	(9,750)	$186.77
Outstanding - end of period	1,393,343	$98.39

Exercisable - end of period	950,421	$72.58
The following table sets forth the Company’s RSA/RSU activity:

Nine Months Ended September 30, 2023
Shares/Units
Outstanding and unvested - beginning of period	523,377
Granted	36,938
Vested	(133,039)
Forfeited	(20,809)
Outstanding and unvested - end of period	406,467

Cumulative vested shares - end of period	2,362,955
Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total direct costs	$2,745	$3,179	$8,243	$8,744
Selling, general and administrative	2,262	2,615	7,108	7,075
Total stock-based compensation expense	$5,007	$5,794	$15,351	$15,819
(10) Income Taxes
The Company’s effective income tax rate was 15.2% and 19.4% for the three months ended September 30, 2023 and 2022, respectively. The Company's effective income tax rate was 16.5% and 15.5% for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective income tax rate for the three months ended September 30, 2023 and the nine months ended September 30, 2023 varied from the U.S. statutory rate of 21% primarily due to the impact of the state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Intangible Income (FDII).

(11) Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of September 30, 2023 and December 31, 2022. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of September 30, 2023.
Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $16.9 million as of September 30, 2023. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2029.
(12) Related Party Transactions
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.3 million existed at September 30, 2023 and December 31, 2022, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreement
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $10.1 million and $9.5 million during the three months ended September 30, 2023 and 2022, respectively, and $33.1 million and $26.6 million during the nine months ended September 30, 2023 and 2022, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, respectively, the Company had Advanced billings from LIB of $10.6 million and $7.4 million in the condensed consolidated balance sheets. In addition, as of September 30, 2023 and December 31, 2022, respectively, the Company had Accounts receivable and unbilled, net from LIB of $0.7 million and $5.5 million in the condensed consolidated balance sheets. The Company had Other current liabilities with LIB of $12.5 million in the condensed consolidated balance sheets at December 31, 2022.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $5.3 million and $0.5 million during the three months ended September 30, 2023 and 2022, respectively, and $11.4 million and $13.8 million during the nine months ended September 30, 2023 and 2022, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, respectively, the Company had Advanced billings from CinRx of $2.8 million and $1.4 million in the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022 the Company had Accounts receivable and unbilled, net from CinRx of $1.5 million and $2.2 million, respectively, in the condensed consolidated balance sheets. Certain affiliates of CinRx included in previous reported quarters are no longer disclosed due to changes in the affiliate relationships.
The Summit Hotel (“The Summit”)
The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. Medpace incurred expenses of $0.1 million during the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $0.2 million during the nine months ended September 30, 2023 and 2022 at The Summit, respectively.

Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through December 2032 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2023 and 2022 was $0.7 million and $0.6 million and $2.0 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2023 and December 31, 2022 were $19.8 million and $18.2 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2023 were $1.4 million and $18.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2022 were $1.5 million and $16.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2023 and 2022 was $1.5 million and $4.3 million for the nine months ended September 30, 2023 and 2022. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2023 and December 31, 2022 were $52.3 million and $53.5 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2023 were $1.2 million and $63.9 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2022 were $1.1 million and $64.8 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the three months ended September 30, 2023 and 2022 was $0.9 million and $2.7 million for the nine months ended September 30, 2023 and 2022. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2023 and December 31, 2022 were $12.6 million and $14.6 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2023 were $2.9 million and $9.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2022 were $2.8 million and $11.9 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by private aviation charter companies which is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.7 million and $0.6 million during the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $1.6 million during the nine months ended September 30, 2023 and 2022, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the Company had Accounts payable to the Aircraft Management Company of $0.3 million, respectively, in the condensed consolidated balance sheets.
(13) Entity Wide Disclosures
Revenue by Category
The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Therapeutic Area
Oncology	$149,326	$122,834	$438,366	$343,589
Other	106,160	72,767	294,319	216,739
Metabolic	103,118	63,478	277,818	167,194
Cardiology	44,360	49,802	142,107	129,225
Central Nervous System	43,989	43,418	120,412	120,811
AVAI	45,546	31,445	114,419	88,340
Total revenue	$492,499	$383,744	$1,387,441	$1,065,898

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
We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 5,800 employees across 41 countries as of September 30, 2023, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.

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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $611.5 million and $1,742.1 million for the three and nine months ended September 30, 2023, respectively. Net new business awards were $470.9 million and $1,344.4 million for the three and nine months ended September 30, 2022, respectively.
Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of September 30, 2023, our backlog increased by $453.3 million, or 20.3%, to $2,689.5 million compared to $2,236.2 million as of September 30, 2022. Included within backlog as of September 30, 2023 was approximately $1,450.0 million to $1,470.0 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.
The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $1.3 million for the three months ended September 30, 2023; favorable foreign currency adjustments of $5.3 million for the nine months ended September 30, 2023; unfavorable foreign currency adjustments of $17.4 million for the three months ended September 30, 2022; and unfavorable foreign currency adjustments of $33.2 million for the nine months ended September 30, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S. Dollars per Euro:	1.09	1.01	1.08	1.07
Results of Operations
Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2023	2022	Change	% Change
Revenue, net	$492,499	$383,744	$108,755	28.3%
Direct service costs, excluding depreciation and amortization	164,364	136,648	27,716	20.3%
Reimbursed out-of-pocket expenses	194,942	128,062	66,880	52.2%
Total direct costs	359,306	264,710	94,596	35.7%
Selling, general and administrative	41,407	35,418	5,989	16.9%
Depreciation	6,329	4,951	1,378	27.8%
Amortization	549	838	(289)	(34.5)%
Total operating expenses	407,591	305,917	101,674	33.2%
Income from operations	84,908	77,827	7,081
Miscellaneous (expense) income, net	(1,602)	5,649	(7,251)
Interest expense, net	(105)	(1,584)	1,479
Income before income taxes	83,201	81,892	1,309
Income tax provision	12,651	15,865	(3,214)
Net income	$70,550	$66,027	$4,523

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
(Amounts in thousands, except percentages)	2023	2022	Change	% Change
Revenue, net	$1,387,441	$1,065,898	$321,543	30.2%
Direct service costs, excluding depreciation and amortization	473,958	394,200	79,758	20.2%
Reimbursed out-of-pocket expenses	525,784	354,991	170,793	48.1%
Total direct costs	999,742	749,191	250,551	33.4%
Selling, general and administrative	118,838	97,999	20,839	21.3%
Depreciation	17,707	13,928	3,779	27.1%
Amortization	1,649	2,514	(865)	(34.4)%
Total operating expenses	1,137,936	863,632	274,304	31.8%
Income from operations	249,505	202,266	47,239
Miscellaneous (expense) income, net	(2,198)	9,027	(11,225)
Interest expense, net	(2,332)	(2,078)	(254)
Income before income taxes	244,975	209,215	35,760
Income tax provision	40,463	32,517	7,946
Net income	$204,512	$176,698	$27,814
Total revenue
Total revenue increased by $108.8 million to $492.5 million for the three months ended September 30, 2023, from $383.7 million for the three months ended September 30, 2022. Total revenue increased by $321.5 million to $1,387.4 million for the nine months ended September 30, 2023, from $1,065.9 million for the nine months ended September 30, 2022. The increase for the three and nine months ended September 30, 2023 was primarily driven by growth within the Oncology, Metabolic, AVAI and other therapeutic areas, compared to the same period in the prior year.
Total direct costs
Total direct costs increased by $94.6 million, to $359.3 million for the three months ended September 30, 2023 from $264.7 million for the three months ended September 30, 2022. Total direct costs increased by $250.6 million, to $999.7 million for the nine months ended September 30, 2023 from $749.2 million for the nine months ended September 30, 2022. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $66.9 million and $170.8 million for the three and nine months ended September 30, 2023, compared to the same period in the prior year. The higher personnel costs portion increased by $24.1 million and $65.0 million for the three and nine months ended September 30, 2023, compared to the same periods in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $6.0 million, to $41.4 million for the three months ended September 30, 2023 from $35.4 million for the three months ended September 30, 2022. Selling, general and administrative expenses increased by $20.8 million, to $118.8 million for the nine months ended September 30, 2023 from $98.0 million for the nine months ended September 30, 2022. The increase was primarily attributed to higher personnel costs to support the growth in service activities. The higher personnel costs portion increased by $5.2 million and $14.7 million for the three and nine months ended September 30, 2023, compared to the same periods in the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.1 million, to $6.9 million for the three months ended September 30, 2023 from $5.8 million for the three months ended September 30, 2022. Depreciation and amortization expense increased by $2.9 million, to $19.4 million for the nine months ended September 30, 2023 from $16.4 million for the nine months ended September 30, 2022. The increase was primarily related to increased depreciation related to Property and equipment, net, compared to the same periods in the prior year.

Miscellaneous (expense) income, net

Miscellaneous (expense) income, net changed by $7.3 million to $1.6 million of expense for the three months ended September 30, 2023 from $5.6 million of income for the three months ended September 30, 2022. Miscellaneous (expense) income, net changed by $11.2 million to $2.2 million of expense for the nine months ended September 30, 2023 from $9.0 million of income for the nine months ended September 30, 2022. These changes were mainly attributable to foreign exchange gains and losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries and from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment and third-party investment losses.
Income tax provision
Income tax provision decreased by $3.2 million, to $12.7 million for the three months ended September 30, 2023 from $15.9 million for the three months ended September 30, 2022. Income tax provision increased by $7.9 million, to $40.5 million for the nine months ended September 30, 2023 from $32.5 million for the nine months ended September 30, 2022. The overall effective tax rate for the three months ended September 30, 2023 was 15.2%, compared to an overall effective tax rate of 19.4% for the three months ended September 30, 2022. The overall effective tax rate for the nine months ended September 30, 2023 was 16.5% compared to an overall effective tax rate of 15.5% for the nine months ended September 30, 2022. The decrease in the income tax provision and overall effective tax rate for the three months ended September 30, 2023 was primarily attributable to an increase in excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Intangible Income (“FDII”) compared to the same period in the prior year. The increase in the income tax provision and overall effective tax rate for the nine months ended September 30, 2023 was primarily attributable to an increase in pre-tax book income and a decrease in benefits from uncertain tax positions compared to the same period in the prior year.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $150.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. As of September 30, 2023, we had cash and cash equivalents of $95.2 million which increased from $28.3 million as of December 31, 2022. Approximately $20.4 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of September 30, 2023.
As of September 30, 2023, we had $150.0 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, capital expenditures, credit facility repayments, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of September 30, 2023, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue decreased by 67 basis points to 1.92% in the nine months ended September 30, 2023, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Nine Months Ended September 30,
Cash Flows (Amounts in thousands)	2023	2022
Net cash provided by operating activities	$276,979	$251,366
Net cash used in investing activities	(26,632)	(29,522)
Net cash used in financing activities	(184,165)	(644,654)
Effect of exchange rates on cash, cash equivalents and restricted cash	760	(7,487)
Increase (decrease) in cash, cash equivalents and restricted cash	$66,942	$(430,297)
Cash Flow from Operating Activities
Cash flows from operations are driven mainly by net income, depreciation, stock based compensation expense, noncash lease expense, and net movement in advanced billings, accrued expenses and accounts receivable and unbilled, net. Accounts receivable and unbilled, net and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities was $277.0 million for the nine months ended September 30, 2023 beginning with net income of $204.5 million. Adjustments to reconcile net income to net cash provided by operating activities were $38.8 million, primarily related to depreciation of $17.7 million, stock based compensation expense of $15.4 million and noncash lease expense of $14.6 million. Changes in operating assets and liabilities provided $33.7 million in operating cash flows and was primarily driven by increased advanced billings of $56.0 million and increased accrued expenses of $54.9 million, offset by increased accounts receivable and unbilled, net of $39.3 million, decreased lease liabilities of $14.4 million and a change other assets and liabilities, net of $13.7 million.
Net cash flows provided by operating activities was $251.4 million for the nine months ended September 30, 2022 beginning with net income of $176.7 million. Adjustments to reconcile net income to net cash provided by operating activities were $43.2 million, primarily related to stock based compensation expense of $15.8 million, depreciation of $13.9 million and noncash lease expense of $13.5 million. Changes in operating assets and liabilities provided $31.4 million in operating cash flows and was primarily driven by increased advanced billings of $73.3 million and increased accrued expenses of $47.8 million, offset by increased accounts receivable and unbilled, net of $62.4 million and increased prepaid expenses and other current assets of $17.4 million.
Cash Flow from Investing Activities
Net cash used in investing activities was $26.6 million for the nine months ended September 30, 2023 primarily consisting of property and equipment expenditures.
Net cash used in investing activities was $29.5 million for the nine months ended September 30, 2022 primarily consisting of $27.6 million in property and equipment expenditures.
Cash Flow from Financing Activities
Net cash used in financing activities was $184.2 million for the nine months ended September 30, 2023 primarily related to $144.0 million in repurchases of common stock and $155.0 million in repayments of the Credit Facility, partially offset by $105.0 million in proceeds related to the Credit Facility and $9.9 million in proceeds from stock option exercises.
Net cash used in financing activities was $644.7 million for the nine months ended September 30, 2022 primarily related to $800.7 million in repurchases of common stock and $159.5 million in repayments of the Credit Facility, partially offset by $299.2 million in proceeds related to the Credit Facility and $16.3 million in proceeds from stock option exercises.
Share Repurchases
In 2018, the Board of Directors approved a stock repurchase program which has been amended several times to increase the aggregate amount of the stock repurchase authorization. During the nine months ended September 30, 2022, the Company repurchased 5,463,244 shares for $800.5 million.

In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. The Company did not execute any share repurchases during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased 781,068 shares for $144.0 million. As of September 30, 2023, we have remaining authorization of $308.8 million under the new repurchase program.
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
Indebtedness
As of September 30, 2023, we have no indebtedness and less than $0.1 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

	Action	Date	Trading Arrangement		Total Shares to be Purchased or Sold	Duration/Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Stephen P. Ewald, General Counsel and Corporate Secretary	Adopt	Post-market close on July 26, 2023 [1]		X	Up to 21,850 shares to be sold	The earlier of until cancelled or 180 days from the placement of the limit order
Kevin M. Brady, Chief Financial Officer and Treasurer	Adopt	July 31, 2023 [2]		X	Up to 7,000 shares to be sold	The earlier of until cancelled or 180 days from the placement of the limit order
Medpace Investors, LLC [3]	Terminate [4]	September 21, 2023	X		Up to 500,000 shares to be sold	September 14, 2024

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

[1] Post-market close on July 26, 2023, Mr. Ewald placed a limit order to sell up to 21,850 shares issued to him pursuant to his contemporaneous exercise of stock options.

[2] On July 31, 2023, Mr. Brady placed a limit order to sell up to 7,000 shares issued to him pursuant to his contemporaneous exercise of stock options.

[3] August J. Troendle, Chief Executive Officer and Chairman of the Board of the Company, is the sole manager and controlling unit holder of Medpace Investors, LLC (“MPI”) and has sole voting and investment control with respect to the securities held by MPI. Mr. Troendle may be deemed to indirectly beneficially own the securities of the Company held by MPI but disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

[4] Trading arrangement was originally adopted on May 1, 2023.
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
Date: October 24, 2023