Form 10-K
period 2023-12-31
Medpace Holdings, Inc.
filed 2024-02-13
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, based upon the closing sale price as reported on the Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.6 billion. For purposes of this computation, shares of the registrant’s common stock held by each executive officer, director, and each person known to the registrant to own 10% or more of the outstanding voting power reporting such ownership on Schedule 13D have been excluded in that such persons are affiliates.
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	30,759,281 shares outstanding as of February 9, 2024
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2023

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, including, without limitation, statements regarding our results of operations; financial position and performance; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; general economic conditions, including inflation, interest rates and other pricing pressures that could impact our operating margins; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations, are forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely”, “opportunity,” “may,” “could,” “outlook,” “can,” “trend,” “might,” “drives,” “hope,” “potential,” “project,” “predict,” and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Any forward-looking statement speaks only as of the date it is made. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. We caution you therefore against relying on these forward-looking statements. Some of the important factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other important factors included in this Annual Report on Form 10-K in “Item 1A Risk Factors,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk.” We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of Part I of this Annual Report on Form 10-K.
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
“Phase I.” Phase I trials are typically conducted in healthy individuals or, on occasion, in patients, and typically involve 20 to 100 subjects and range from a few months to several years. These trials are designed to establish the basic safety, dose tolerance, absorption, metabolism, distribution and excretion of the clinical product candidate, the side effects associated with increasing doses, and if possible, early evidence of effectiveness. If the trial establishes the basic safety and metabolism of the clinical product candidate, Phase II trials are generally initiated.
“Phase II.” Phase II trials are conducted in a limited population of patients with the disease or condition that the clinical product candidate is intended to treat. These trials typically test a few hundred patients and last on average one to two years. Phase II trials are typically designed to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the clinical product candidate for specific targeted diseases or conditions, and to determine dose tolerance, optimal dosage and dosing schedule. Phase II trials are sometimes divided into two phases: Phase IIa trials typically evaluate the dose response of the clinical product candidate and Phase IIb trials typically evaluate the efficacy of the clinical product candidate at the prescribed doses. If the Phase II trials indicate that the clinical product candidate may be safe and effective, Phase III trials are generally initiated.
“Phase III.” Phase III trials evaluate the clinical product candidate in significantly larger and more diverse patient populations than Phase I and II trials and are conducted at multiple, geographically dispersed sites. On average, this phase lasts from one to four years. Depending on the size and complexity, Phase III CRO contracts may include multiple sequential trials. During this phase, the clinical product candidate’s overall benefit/risk ratio and the basis for product approval are established. If the clinical product candidate successfully completes Phase III, then the sponsor may submit a New Drug Application, or NDA, or Biologics License Application for approval by the United States Food and Drug Administration, or FDA, or a similar marketing authorization application for approval by non-U.S. regulatory agencies.
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
Competition
We compete primarily against other full-service CROs as well as services provided by in-house research and development (R&D) departments of biopharmaceutical companies. Our major CRO competitors include IQVIA Holdings Inc., ICON plc, PPD, Inc. (now part of Thermo Fisher Scientific Inc.), Fortrea, Inc., and numerous specialty and regional CROs.
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

Human Capital
As of December 31, 2023 we had approximately 5,900 employees located across 42 countries. As of December 31, 2022 and 2021, we had approximately 5,200 and 4,500 employees, respectively. Our associates are our most important asset and we recognize the importance of motivating and rewarding our associates by providing them with competitive benefits as part of their overall compensation and benefits package. We have developed comprehensive benefits packages that deliver quality and value while satisfying the diverse needs of our workforce and meeting local market requirements and expectations.
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
We have developed a strong record of hiring and developing women at all levels of the organization. Approximately 67% of our employees globally are women representing 65% of management and 51% of director level and above positions. In addition, of our U.S. based employees, approximately 21% are non-white, including 16% of management. None of our US employees are covered by a collective bargaining agreement specific to our Company.
Our commitment to compliance, people, safety, communities and the environment is further described in our 2023-2024 Corporate Responsibility Report published within the Investor Relations section of our website at investor.medpace.com. That report is not part of this Annual Report on Form 10-K.
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
As our associates develop knowledge and skills that will contribute to the wider Medpace mission and business success, we believe in rewarding strong performance with compensatory and non-compensatory recognition. We have a robust career path and compensation structure that acknowledges associate performance and development at all levels of the organization. Of the 384 management-level roles that were newly filled in 2022, approximately 54% of these roles were filled by our pipeline of internal talent.
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
•Our business and operations may be impacted in the future by epidemics, pandemics or widespread public health crisis.
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
•Continued evolution and use of machine learning and generative artificial intelligence ("AI"), including risks arising from insufficient human oversight of AI or a lack of controls and procedures monitoring the use of AI in day-to-day operations as well as from potential future competitive disadvantages related to a lack of investment in AI tools, could have a negative impact on our financial results.
Technical and Cybersecurity Risks
•Our business depends on the continued effectiveness and availability of our information systems, including the information systems we use to provide our services to our customers, such as ClinTrak, and failures of these systems may materially limit our operations.
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
•Environmental, Social and Governance initiatives could increase our costs, and inaction could harm our reputation and adversely impact our financial results.
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
Clinical trials can be costly and for the year ended December 31, 2023, 78% and 18% of our net revenue was derived from small biopharmaceutical companies and mid-sized biopharmaceutical companies, respectively, which may have limited access to capital. In addition, we provide services to our customers before they pay us for some of our services. There is a risk that we may initiate a clinical trial for a customer, and the customer subsequently becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be legally or ethically bound to complete or wind down the trial at our own expense.
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
Although we did not have any customer that represented 10% or more of our net revenue during the year ended December 31, 2023, we derive approximately 29.5% of our net revenue from our top ten customers. If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. Also, consolidation in our actual or potential customer base results in increased competition for important market segments and fewer available customer accounts. Additionally, conducting multiple clinical trials for different sponsors in a single therapeutic class, involving similar drugs, biologics or medical devices, may adversely affect our business if some or all of the trials are terminated because of new scientific information or regulatory decisions that affect the products as a class. Moreover, even if these trials are not terminated, they may compete with each other, thereby limiting our potential revenue going forward.

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

Our business and operations may be impacted in the future by epidemics, pandemics or widespread public health crisis.
Epidemics, pandemics or widespread public health crisis may have an adverse effect on our business, operations and financial results. These may adversely affect, our business, in a variety of ways, including, without limitation: the implementation of travel restrictions from U.S. and foreign governments; the shutdown of businesses in countries in which we operate; delays or challenges in patient enrollment and new clinical trial start-up; challenges in clinical site initiation due to difficulties in recruiting clinical site investigators and clinical site staff shortages; and the interruption of key clinical trial activities such as clinical trial site monitoring. These adverse effects could impact study participants and clinical sites and limits our ability to efficiently provide clinical trial services. We are able to work with our customers to develop solutions to limit disruption to clinical trials while following required regulatory guidelines and maintaining quality to ensure the health and well-being of study participants, including alternative assessment methods such as virtual monitoring visits.

Despite our efforts to manage the impacts of COVID-19 or other future outbreaks, including epidemics, pandemics or widespread public health crisis to the Company, the ultimate impacts of these outbreaks also depend on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain their spread and mitigate their related public health effects. In the case of COVID-19, the emergence of variants may continue to occur across regions and countries where we operate, resulting in further adverse effects on our business, operations and financial results.
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
Continued evolution and use of machine learning and generative artificial intelligence ("AI"), including risks arising from insufficient human oversight of AI or a lack of controls and procedures monitoring the use of AI in day-to-day operations as well as from potential future competitive disadvantages related to a lack of investment in AI tools, could have a negative impact on our financial results.
The development, adoption, and use for generative AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices by the Company or third-party developers or vendors could result in unintended consequences. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. In addition, any latency, disruption, or failure in systems or infrastructure leveraging AI could result in delays or errors in our offerings.
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
Our services require us to collect, store, use, and transmit significant amounts of confidential information, including personally identifiable information, and other critical data. We employ a range of information technology solutions, controls, procedures, and processes designed to protect the confidentiality, integrity, and availability of our critical assets, including our data and information technology systems. While we engage in a number of measures aimed to protect against security breaches and to minimize problems if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks, intrusions or breaches by hackers or due to other circumstances, such as error or malfeasance by employees or third party service providers or technology malfunction. Like many other companies, we experience attempts to gain unauthorized access to our systems and information on a regular basis, and a number of our employees work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers, cause us to suffer negative publicity, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. We have limited cyber-insurance coverage that may not cover all possible events, and this insurance is subject to deductibles and coverage limitations and exclusions. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers.

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
•Geopolitical issues in Europe, the Middle East and Asia may impact foreign countries in which we may need to enroll patients in our clinical trials, could cause such clinical trials to be delayed or suspended and could impact operations.
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
Environmental, Social and Governance initiatives could increase our costs, and inaction could harm our reputation and adversely impact our financial results.
There has been increasing public focus by investors, customers, environmental activists, the media, and governmental and nongovernmental organizations on a variety of environmental, social, governance and other sustainability matters. In light of the importance of this to internal and external stakeholders, if we are not effective in addressing environmental, social, governance and other sustainability matters affecting our business our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social, governance and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting and has announced plans for additional rulemakings on environmental and social topics, such as human capital management. Such rules may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and Board. If we fail to comply with new laws, regulations, or reporting requirements, our reputation and business could be adversely impacted. In addition, compliance with new laws, regulations, and reporting requirements may increase our costs and result in disclosures of potentially sensitive information.

Changes in climate patterns or unusual weather at some of our locations can lead to increased energy usage and costs, or otherwise adversely impact our facilities and operations and disrupt our ability to conduct clinical trials in the normal course.

Structural and Organizational Risks
Our Chief Executive Officer and founder controls a substantial amount of our outstanding common stock and his interests may be different from or conflict with those of our other shareholders.
As of December 31, 2023, August J. Troendle, our Chief Executive Officer and founder, through his direct ownership of 806,643 shares of our common stock and his beneficial ownership of 5,589,947 shares of our common stock held by Medpace Investors LLC (“Medpace Investors”), controls approximately 20.8% of the outstanding shares of our common stock. Upon a distribution of our common stock held by Medpace Investors, our Chief Executive Officer would receive approximately 85.6% of such distributed shares. Accordingly, August J. Troendle is able to exert a significant degree of influence or actual control over our management and affairs and corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including:
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
Due to the relationships among us and certain related persons, the agreements or other transactions we have entered into with them are considered related person transactions. Our agreements or transactions with related persons may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated persons. For additional information on related person transactions involving us, see the “Certain Relationships” section in our Proxy Statement for our 2024 Annual Meeting of Stockholders. While our Related Person Transaction Policy and Procedures requires our Audit Committee’s consideration of all relevant facts and circumstances, including a determination of whether the transaction has terms comparable to those that could be obtained in an arm’s length transaction, the potential for a conflict of interest exists and such related persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting us and the related person. Moreover, we are subject to the risk that our stockholders may challenge any such related person transactions and the agreements entered into as part of them. If such a challenge were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
The Company has adopted standard operating procedures and processes designed to monitor, detect, evaluate and respond to cybersecurity incidents that impact and jeopardize sensitive data stored on the Company’s internal systems or on third party systems utilized by the Company. Because the importance and sensitivity of information utilized by the Company varies, the Company applies different levels of protection according to a defined data classification matrix. The Company has implemented a data classification policy to ensure that all data utilized, or housed by or on behalf of the Company, is identified, classified, labeled, properly handled and protected in accordance with its risk profile and as may be required by applicable law. A Data Classification Steering Committee comprised of the Chief Executive Officer (CEO), the President and General Counsel oversees and approves this classification policy. The Company’s Information Security team, a group with expertise in cybersecurity that is within the Information Technology function, operating under direction of the Company’s Chief Information Officer (CIO), is responsible for monitoring data classification ratings and implementing control solutions to protect data in accordance with the classification assigned. The Company's Information Security team has appropriate experience in information technology roles. The Information Security team also evaluates third party service providers that store sensitive Company data to ensure reputability and the Company reviews service auditor reports annually as may be available. The Company engages third-party services to conduct evaluations of security controls, whether through penetration testing, automated vulnerability scanning, independent audits or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls. The Company regularly tests defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing operational policies and procedures with third-party experts. The Company also shares and receives threat intelligence with its defense industrial base peers, government agencies, information sharing and analysis centers and cybersecurity associations. Third parties are expected to communicate cybersecurity incidents to the Company within a timely manner.

We have adopted several measures aimed to protect against cybersecurity breaches and to minimize disruption if a data breach were to occur. Such measures include documenting, among other things: (i) incident response plans; (ii) procedures for identifying and reporting an incident; and (iii) procedures for containing and eradicating known threats and restoring service to the impacted systems. Upon identification of a cybersecurity event, our policies guide how to handle the incident based on the incident severity and includes information about the required response times, communication protocols and preparation and dissemination of reporting to management. The severity of an incident is classified as “high”, “medium” or “low” based on the sensitivity and type of data compromised, the criticality of the system to the Company’s operations and its ability to function for users, and the anticipated recovery time and remediation resources required. Incidents classified as “high” must be communicated immediately along with regular progress updates to the CEO, the President, Chief Financial Officer (CFO), General Counsel, CIO and various members of the Information Technology team. High severity events require a sustained response effort using all available resources, which may include engaging third parties to assist in the resolution process as necessary, until resolved.

Once the Company gathers sufficient information about a high severity incident, it is evaluated for materiality, both individually and in the aggregate with any other incidents, by a management sub-committee comprised of the President, CFO, CIO and General Counsel. This sub-committee may engage or consult with third parties. Criteria used to evaluate materiality include both quantitative and qualitative factors, including, but not limited to, financial loss, risk to reputation and competitiveness, harm to customer or vendor relationships and the potential for litigation or regulatory investigations. Incidents determined to be material are then communicated immediately to the CEO and then to the Board of Directors after such determination and disclosed in an 8-K within 4 business days upon such determination.

As a part of the Company's overall integrated approach to risk management, the Company assesses, identifies and manages cybersecurity related risks. The full Board of Directors provides an additional level of cybersecurity risk oversight.

Medpace assesses and evaluates cybersecurity risk using the framework established by the National Institute of Standards and Technology (NIST). Bi-annually, at meetings of the Board of Directors, utilizing the NIST framework standards as a guide, the Information Technology Team discusses the Company’s cybersecurity mitigation and resolution maturity and readiness. The Information Technology team’s reports to the Board also include reviews and evaluations of key cybersecurity risk focus areas and initiatives, as well as quantitative incident occurrence information.

See Item 1A. “Risk Factors” of Part I of this Annual Report on Form 10-K for discussion of cybersecurity risks that are reasonably likely to materially affect the Company.
Item 2. Properties.
As of December 31, 2023, we had leased commercial locations in various countries across North America, Europe, Asia, South America, Africa and Australia. We also own lab space in Leuven, Belgium. Most of these facilities consist solely of office space; however, we have five laboratories located across four facilities and a logistics warehouse. Our principal executive offices are located on a corporate campus in Cincinnati, Ohio consisting of five buildings totaling approximately 650,000 square feet. The leases for four buildings in our Cincinnati site expire in 2027, 2027, 2032 and 2040. We own the fifth building. None of our leases are individually material to our business model and all have either options to renew or are located in major markets with what we believe are adequate opportunities to continue business operations on terms satisfactory to us.
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
Holders of Record
On February 9, 2024, there were approximately 10 shareholders of record of our common stock. Because many of the shares of our common stock are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.
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
In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. For the year ended December 31, 2023, the Company repurchased 781,068 shares for $144.0 million under the new repurchase program. For the year ended December 31, 2022, the Company repurchased 228,247 shares for $47.2 million under the new repurchase program. As of December 31, 2023, we have remaining authorization of $308.8 million under the new repurchase program.
There were no share repurchases in the fourth quarter of 2023.
Repurchases under the share repurchase programs are executed in the open market or negotiated transactions under trading plans established pursuant to Rule 10b5-1. The Company constructively retires the repurchased shares associated with these approved share repurchase programs, except for a small portion which were retained as Treasury Shares on the consolidated statements of shareholders' equity. Retired share repurchase amounts paid in excess of par value are reflected within Accumulated deficit/Retained earnings in the Company’s consolidated balance sheets. The repurchase programs may be suspended or discontinued at any time without notice.
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
Our common stock is listed for trading on the NASDAQ under the symbol “MEDP.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from December 31, 2018 through December 31, 2023, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on December 31, 2018 in the common stock of Medpace Holdings, Inc., in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

800
700
600
500
400
300
200
100
0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
MEDP
NASDAQ Composite Index
NASDAQ Health Care Index

Equity Compensation Plan Information
The information required by Part II, Item 5 of the Annual Report on Form 10-K regarding equity compensation plans is incorporated herein by reference to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K to provide an understanding of our results of operations, financial condition and cash flows. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. For a comparison of our results of operations for the fiscal years ended December 31, 2022 and December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 14, 2023. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” above and “Item IA. Risk Factors” in Part I of this Annual Report on Form 10-K.
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
We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 5,900 employees across 42 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.
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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $2,356.7 million and $1,829.5 million for the years ended December 31, 2023 and 2022, respectively.
Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, net revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of December 31, 2023, our backlog increased by $473.4 million, or 20.2% to $2,813.0 million compared to $2,339.6 million as of December 31, 2022. Included within backlog as of December 31, 2023 was approximately $1,520.0 million to $1,540.0 million that we expect to convert to net revenue in 2024, with the remainder expected to convert to net revenue in years after 2024.
The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $14.6 million for the year ended December 31, 2023 and unfavorable foreign currency adjustments of $19.1 million for the year ended December 31, 2022.
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

	Year Ended December 31,
	2023	2022
U.S. Dollars per Euro:	1.08	1.05
Results of Operations
This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. For a comparison of our results of operations for the fiscal years ended December 31, 2022 and December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 14, 2023.

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

	Year Ended December 31,
(Amounts in thousands, except percentages)	2023	2022	Change	% Change
Revenue, net	$1,885,842	$1,459,996	$425,846	29.2%
Direct service costs, excluding depreciation and amortization	638,249	534,887	103,362	19.3%
Reimbursed out-of-pocket expenses	723,088	492,671	230,417	46.8%
Total direct costs	1,361,337	1,027,558	333,779	32.5%
Selling, general and administrative	161,352	131,400	29,952	22.8%
Depreciation	24,129	18,989	5,140	27.1%
Amortization	2,199	3,352	(1,153)	(34.4)%
Total operating expenses	1,549,017	1,181,299	367,718	31.1%
Income from operations	336,825	278,697	58,128
Miscellaneous (expense) income, net	(655)	7,068	(7,723)
Interest expense, net	(488)	(2,905)	2,417
Income before income taxes	335,682	282,860	52,822
Income tax provision	52,872	37,492	15,380
Net income	$282,810	$245,368	$37,442
Total revenue
Total revenue increased by $425.8 million to $1,885.8 million for the year ended December 31, 2023, from $1,460.0 million for the year ended December 31, 2022. The increase was broad based, but primarily driven by strong activity within the Metabolic, Oncology, AVAI and other uncategorized therapeutic areas.
Total direct costs
Total direct costs increased by $333.8 million, to $1,361.3 million for the year ended December 31, 2023 from $1,027.6 million for the year ended December 31, 2022. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $230.4 million for the year ended December 31, 2023, compared to the same period in the prior year. The higher personnel costs portion increased by $88.4 million in the year ended December 31, 2023, compared to the same period in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $30.0 million, to $161.4 million for the year ended December 31, 2023 from $131.4 million for the year ended December 31, 2022. The increase was primarily attributed to higher personnel costs to support the growth in service activities. Personnel costs increased by $19.7 million in the year ended December 31, 2023, compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased by $4.0 million, to $26.3 million for the year ended December 31, 2023 from $22.3 million for the year ended December 31, 2022. The increase in depreciation and amortization was primarily related to increased depreciation related to Property and equipment, net.
Miscellaneous (expense) income, net

Miscellaneous (expense) income, net changed by $7.7 million of expense to $0.7 million of expense for the year ended December 31, 2023 from $7.1 million of income for the year ended December 31, 2022. The change was mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment and third-party investment gains or losses.
Income tax provision
Income tax provision increased by $15.4 million, to $52.9 million for the year ended December 31, 2023 from $37.5 million for the year ended December 31, 2022. The overall effective tax rates for the years ended December 31, 2023 and 2022 were 15.8% and 13.3%, respectively. The increase in the income tax provision and overall effective rate was primarily attributable to the increase in pre-tax book income, an increase in uncertain tax positions, and a decrease in excess tax benefits recognized from share-based compensation, which was partially offset by an increase in tax benefits related to Foreign Derived Intangible Income ("FDII") compared to the same period in the prior year.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $150.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. As of December 31, 2023, we had cash and cash equivalents of $245.4 million, which increased from $28.3 million as of December 31, 2022. Approximately $29.5 million of our cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of December 31, 2023.
As of December 31, 2023, we had $150.0 million available for borrowing under the Credit Facility.
Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, including additional lease commitments, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of December 31, 2023, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Consolidated Financial Statements, purchase commitments discussed in Note 12 of the Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue decreased 59 basis points to 1.94% in the year ended December 31, 2023. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt.
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

	Year Ended December 31,
Cash Flows (Amounts in thousands)	2023	2022
Net cash provided by operating activities	$433,374	$388,050
Net cash used in investing activities	(34,629)	(38,742)
Net cash used in financing activities	(182,642)	(775,775)
Effect of exchange rates on cash, cash equivalents, and restricted cash	1,081	(6,572)
Increase (decrease) in cash, cash equivalents, and restricted cash	$217,184	$(433,039)
Cash Flows from Operating Activities
Cash flows from operations are driven mainly by net income, deferred income tax benefit, depreciation, stock-based compensation expense, noncash lease expense and net movement in advanced billings, accrued expenses, and accounts receivable and unbilled, net. Accounts receivable and unbilled, net, and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities were $433.4 million for the year ended December 31, 2023 consisting of net income of $282.8 million. Adjustments to reconcile net income to net cash provided by operating activities were $44.1 million, primarily related to depreciation of $24.1 million, stock-based compensation expense of $20.5 million, and noncash lease expense of $19.6 million, partially offset by a deferred income tax benefit of $25.1 million. Changes in operating assets and liabilities provided $106.5 million in operating cash flows and were primarily driven by by increased advanced billings of $97.1 million and increased accrued expenses of $82.1 million, partially offset by increased accounts receivable and unbilled, net of $48.3 million.
Net cash flows provided by operating activities were $388.1 million for the year ended December 31, 2022 consisting of net income of $245.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $36.6 million, primarily related to stock-based compensation expense of $21.4 million, depreciation of $19.0 million and noncash lease expense of $18.0 million, partially offset by a deferred income tax benefit of $23.0 million. Changes in operating assets and liabilities provided $106.1 million in operating cash flows and were primarily driven by increased advanced billings of $118.1 million and increased accrued expenses of $52.5 million, offset by increased accounts receivable and unbilled, net of $66.9 million.
Cash Flow from Investing Activities
Net cash used in investing activities was $34.6 million for the year ended December 31, 2023, primarily consisting of property and equipment expenditures.
Net cash used in investing activities was $38.7 million for the year ended December 31, 2022, primarily consisting of property and equipment expenditures.
Cash Flow from Financing Activities
Net cash used in financing activities was $182.6 million for the year ended December 31, 2023, primarily related to $155.0 million in repayments of the Credit Facility and $144.0 million in repurchases of common stock, partially offset by $105.0 million in proceeds from the Credit Facility and proceeds from stock options exercises of $11.4 million.
Net cash used in financing activities was $775.8 million for the year ended December 31, 2022, primarily related to $847.8 million in repurchases of common stock and $274.2 million in repayments of the Credit Facility, partially offset by $324.2 million in proceeds from the Credit Facility and proceeds from stock options exercises of $22.1 million.
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
In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. For the year ended December 31, 2023, the Company repurchased 781,068 shares for $144.0 million under the new repurchase program. For the year ended December 31, 2022, the Company repurchased 228,247 shares for $47.2 million under the new repurchase program. As of December 31, 2023, we have remaining authorization of $308.8 million under the new repurchase program.
Repurchases under the share repurchase programs are executed in the open market or negotiated transactions under trading plans established pursuant to Rule 10b5-1. The Company constructively retires the repurchased shares associated with these approved share repurchase programs, except for a small portion which were retained as Treasury Shares on the consolidated statements of shareholders' equity. Retired share repurchase amounts paid in excess of par value are reflected within Accumulated deficit/Retained earnings in the Company’s consolidated balance sheets. The repurchase programs may be suspended or discontinued at any time without notice.

Indebtedness
On September 30, 2019 (the “Closing Date”), the Company obtained an unsecured credit facility in an aggregate principal amount up to $50.0 million (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).
On the Closing Date, the Borrower and lender entered into a Loan Agreement (as it may be amended from time to time, the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. On March 15, 2022, the Company entered into Amendment No. 4 to the Loan Agreement, which increased the aggregate principal amount that may be borrowed under the facility’s line of credit to up to $250.0 million. On March 31, 2023, the Company entered into Amendment No. 5 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the facility's line of credit to up to $150.0 million, adjusted the interest rate and fee charged on the credit facility and extended the expiration date of resolving credit note to March 29, 2024.
The Credit Facility is guaranteed by the Guarantor and its material, direct or indirect wholly owned domestic subsidiaries, with certain exceptions, including where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. All of the obligations under the Credit Facility are unsecured.
The Credit Facility is subject to customary negative covenants. The Company was in compliance with all financial covenants as of December 31, 2023.
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
As of December 31, 2023, we have no indebtedness and less than $0.1 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.
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
The recoverability of our deferred tax assets is estimated based on consideration of all available positive and negative evidence, including, but not limited to, our ability to generate a sufficient level of future taxable income, reversals of deferred tax liabilities (other than those with an indefinite reversal period), tax planning strategies and recent financial performance. The assessment of recoverability is performed on a jurisdiction by jurisdiction basis. Based on the analysis of the above factors, we determined that a valuation allowance in the amount of $1.8 million relating to certain tax credits and other deferred tax assets should be recorded as of December 31, 2023 and $0.4 million should be recorded as of December 31, 2022 relating to certain foreign deferred tax assets that are currently not expected to be realized. Differences in actual results compared to our estimates and changes in our assumptions could result in an adjustment to the valuation allowance in the future and would generally impact earnings or other comprehensive income depending on the nature of the respective deferred asset for which the valuation allowance exists.
We have recognized certain liabilities, including penalties and interest in the amount of $5.2 million as of December 31, 2023, within other long-term liabilities on the consolidated balance sheets. These relate to uncertain tax positions that are subject to various assumptions and judgment. Liabilities for these uncertain tax positions are assessed on a position by position basis. The calculation of these liabilities involves dealing with uncertainties in the application of complex tax regulations in both domestic and foreign jurisdictions. These positions may be subject to audit and review by tax authorities, and may result in future taxes, interest and penalties if we are unsuccessful in defending our positions. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively would result.
As of December 31, 2023 and 2022, as a result of an updated analysis of future cash needs in the United States and opportunities for investment outside the United States, we assert that all foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. These undistributed earnings of foreign subsidiaries will support future growth in foreign markets and maintain current operating needs of foreign locations. We will continue to monitor our assertion related to investment of foreign earnings. See Note 11 of the Notes to Consolidated Financial Statements for further information regarding this assertion.
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. As currently designed, Pillar Two will ultimately apply to our worldwide operations. There remains uncertainty as to the final Pillar Two model rules. We will continue to monitor US and global legislative action related to Pillar Two for potential impacts. At this time, we do not expect Pillar Two to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.
Stock Based Compensation
In connection with the Company's initial public offering (IPO), the Board approved the 2016 Incentive Award Plan (the “2016 Plan”). The 2016 Plan provides for long-term equity incentive compensation for key employees, officers and non-employee directors. A variety of discretionary awards (collectively, the “Awards”) for employees and non-employee directors are authorized under the 2016 Plan, including vested common shares, stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), or other cash based or stock dividend equivalent awards. All of our currently outstanding awards are subject to equity classification pursuant to the terms of the award grants and based on accounting guidance which governs such transactions. Accounting guidance applicable to equity classified awards require all stock based compensation, including vested shares, grants of employee stock options and restricted stock to be recognized in the consolidated statements of operations based on their grant date fair values.
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
The following table summarizes the key weighted average assumptions used in the Black-Scholes-Merton option pricing model to calculate the fair value of options during the periods:

	Year Ended December 31,
	2023	2022	2021
Expected holding period - years	4.1	4.7	5.0
Expected volatility	45.4%	36.5%	34.3%
Risk-free interest rate	3.8%	1.9%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%
The assumptions used in the table above reflect both grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting and reflect a fair value calculation for stock options outstanding in the period subject to liability-classified stock compensation accounting. As of December 31, 2023, all outstanding stock based awards were classified within equity.
The weighted average grant date fair value of employee stock options granted was $85.30, $47.57 and $52.70 for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Foreign Currency Risk
We have business operations globally, and accordingly, we are exposed to foreign currency fluctuations that can affect our financial results. For the years ended December 31, 2023 and 2022, approximately 8.4% and 8.9%, respectively, of our revenue was derived from contracts denominated in currencies other than the U.S. dollar, whereas approximately 21.4% and 22.9% of our operational costs, including, but not limited to, salaries, wages and other employee benefits, were derived in foreign currencies. Of these exposures, approximately 76.9% and 74.2% of revenue denominated in foreign currencies and approximately 51.4% and 45.9% of operational costs denominated in foreign currencies were Euro denominated for the years ended December 31, 2023 and 2022, respectively. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. We recalculated our reported pre-tax income for the years ended December 31, 2023 and 2022 using foreign exchange rates that were 10% higher and 10% lower than actual exchange rates utilized during the year. When utilizing foreign exchange rates 10% higher than actual exchange rates, our pre-tax income for the years ended December 31, 2023 and 2022 is negatively impacted by approximately $17.2 million and $13.0 million, respectively. When utilizing foreign exchange rates 10% lower than actual exchange rates, our pre-tax income for the years ended December 31, 2023 and 2022 is positively impacted by approximately $17.2 million and $13.0 million, respectively.
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
We generally do not require collateral or other securities to support customer receivables. In the years ended December 31, 2023 and 2022, credit losses have been immaterial and within our expectations. Moreover, in many cases we require advance payment from our customers for a portion of the study contract price upon the signing of a service contract which helps to mitigate credit risk. As of the years ended December 31, 2023 and 2022, there were no major customers accounting for more than 10% of our accounts receivable and unbilled, net.
Inflation
Our contracts that provide for services to be performed in excess of a year generally are based on inflation assumptions for the portion of the services to be performed beyond one year. We do not have significant operations in countries where the economy is considered highly inflationary. Since the second half of fiscal 2021 and throughout 2022 and 2023, we have experienced input cost inflation, including materials, labor and transportation costs. Pricing actions and supply chain productivity initiatives have mitigated and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have an impact on the Company’s results of operations and cash flows in the future. Additionally, if actual rates are greater than our inflation assumptions, inflation could have a material adverse effect on our operations or financial condition.
Interest Rates
We are primarily exposed to interest rate risk through our Credit Facility. As of the year ended December 31, 2023, we had no outstanding long-term debt. As of the year ended December 31, 2022, we had outstanding amounts related to the Credit Facility of $50.0 million. The Credit Facility is subject to variable interest rates. Each quarter-point increase or decrease in the applicable interest rate as of the year ended December 31, 2022 would change our interest expense by approximately $0.2 million. The Credit Facility is not subject to any interest rate caps or floors.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making these assessments, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment and the criteria in the COSO framework, management has concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Medpace Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Medpace Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 13, 2024
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Medpace Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Medpace Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 13, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 13, 2024

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)
	As Of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$245,449	$28,265
Accounts receivable and unbilled, net (includes $2.4 million and $7.7 million with related parties at December 31, 2023 and 2022, respectively)	298,400	253,404
Prepaid expenses and other current assets (includes $0.3 million with related parties at December 31, 2023)	49,979	52,293
Total current assets	593,828	333,962
Property and equipment, net	120,589	109,849
Operating lease right-of-use assets	144,801	139,068
Goodwill	662,396	662,396
Intangible assets, net	35,809	38,008
Deferred income taxes	74,435	48,083
Other assets	24,970	21,129
Total assets	$1,656,828	$1,352,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $3.1 million and $0.3 million with related parties at December 31, 2023 and 2022, respectively)	$31,869	$33,069
Accrued expenses	292,961	210,125
Advanced billings (includes $10.1 million and $8.8 million with related parties at December 31, 2023 and 2022, respectively)	559,860	462,729
Short-term debt	—	50,000
Other current liabilities (includes $12.5 million with related parties at December 31, 2022)	40,441	47,547
Total current liabilities	925,131	803,470
Operating lease liabilities	142,122	138,867
Deferred income tax liability	2,404	1,070
Other long-term liabilities	28,221	22,701
Total liabilities	1,097,878	966,108
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at December 31, 2023 and 2022, respectively; 30,752,292 and 31,091,694 shares issued and outstanding at December 31, 2023 and 2022, respectively	308	309
Treasury stock - 70,573 and 71,573 shares at December 31, 2023 and 2022, respectively	(12,322)	(12,497)
Additional paid-in capital	802,681	770,794
Accumulated deficit	(221,645)	(359,827)
Accumulated other comprehensive loss	(10,072)	(12,392)
Total shareholders’ equity	558,950	386,387
Total liabilities and shareholders’ equity	$1,656,828	$1,352,495
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue, net (includes $59.6 million, $55.4 million and $34.5 million with related parties for the years ended December 31, 2023, 2022 and 2021, respectively)	$1,885,842	$1,459,996	$1,142,377
Operating expenses:
Direct service costs, excluding depreciation and amortization	638,249	534,887	441,090
Reimbursed out-of-pocket expenses	723,088	492,671	373,132
Total direct costs	1,361,337	1,027,558	814,222
Selling, general and administrative	161,352	131,400	108,421
Depreciation	24,129	18,989	16,005
Amortization	2,199	3,352	5,114
Total operating expenses	1,549,017	1,181,299	943,762
Income from operations	336,825	278,697	198,615
Other (expense) income, net:
Miscellaneous (expense) income, net	(655)	7,068	3,342
Interest expense, net	(488)	(2,905)	(105)
Total other (expense) income, net	(1,143)	4,163	3,237
Income before income taxes	335,682	282,860	201,852
Income tax provision	52,872	37,492	20,004
Net income	$282,810	$245,368	$181,848
Net income per share attributable to common shareholders:
Basic	$9.20	$7.57	$5.06
Diluted	$8.88	$7.28	$4.81
Weighted average common shares outstanding:
Basic	30,722	32,388	35,862
Diluted	31,841	33,671	37,697
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$282,810	$245,368	$181,848
Other comprehensive income (loss)
Foreign currency translation adjustments, net of taxes	2,320	(7,546)	(4,715)
Comprehensive income	$285,130	$237,822	$177,133
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)
	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2020	$355	$(5,578)	$695,904	$115,229	$(131)	$805,779
Net income				181,848		181,848
Foreign currency translation					(4,715)	(4,715)
Stock-based compensation expense			14,469			14,469
Stock options exercised	8	151	17,484			17,643
Repurchases of common stock	(3)			(62,093)		(62,096)
BALANCE — December 31, 2021	$360	$(5,427)	$727,857	$234,984	$(4,846)	$952,928
Net income				245,368		245,368
Foreign currency translation					(7,546)	(7,546)
Stock-based compensation expense			21,412			21,412
Stock options exercised	6	1,746	21,525	(1,203)		22,074
Repurchases of common stock	(57)	(14,243)		(833,549)		(847,849)
Retirement of treasury stock		5,427		(5,427)		—
BALANCE — December 31, 2022	$309	$(12,497)	$770,794	$(359,827)	$(12,392)	$386,387
Net income				282,810		282,810
Foreign currency translation					2,320	2,320
Stock-based compensation expense			20,516			20,516
Stock options exercised	7		11,371			11,378
Repurchases of common stock	(8)			(144,453)		(144,461)
Re-issuance of treasury stock		175		(175)		—
BALANCE — December 31, 2023	$308	$(12,322)	$802,681	$(221,645)	$(10,072)	$558,950
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$282,810	$245,368	$181,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,129	18,989	16,005
Amortization	2,199	3,352	5,114
Stock-based compensation expense	20,516	21,412	14,469
Noncash lease expense	19,646	18,015	16,288
Deferred income tax benefit	(25,117)	(23,014)	(37,112)
Other	2,705	(2,127)	8
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(48,282)	(66,920)	(24,982)
Prepaid expenses and other current assets	2,986	(10,175)	(9,134)
Accounts payable	1,051	6,431	1,866
Accrued expenses	82,080	52,476	26,156
Advanced billings	97,131	118,088	88,977
Lease liabilities	(18,873)	(15,899)	(15,632)
Other assets and liabilities, net	(9,607)	22,054	(544)
Net cash provided by operating activities	433,374	388,050	263,327
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(36,648)	(36,879)	(28,271)
Other	2,019	(1,863)	(3,093)
Net cash used in investing activities	(34,629)	(38,742)	(31,364)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	11,378	22,074	17,643
Repurchases of common stock	(144,020)	(847,849)	(62,096)
Proceeds from revolving loan	105,000	324,200	—
Payments on revolving loan	(155,000)	(274,200)	—
Net cash used in financing activities	(182,642)	(775,775)	(44,453)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,081	(6,572)	(3,972)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	217,184	(433,039)	183,538
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	28,265	461,304	277,766
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$245,449	$28,265	$461,304
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash paid during the period for income taxes	$76,353	$50,164	$56,243
Cash paid during the period for interest	$3,056	$2,935	$123
Acquisition of property and equipment—non-cash	$5,254	$7,838	$6,352
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023 and 2022, and for the Years Ended December 31, 2023, 2022 and 2021
1. BASIS OF PRESENTATION
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
In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. For the year ended December 31, 2023, the Company repurchased 781,068 shares for $144.0 million under the new repurchase program. For the year ended December 31, 2022, the Company repurchased 228,247 shares for $47.2 million under the new repurchase program. As of December 31, 2023, we have remaining authorization of $308.8 million under the new repurchase program.
Repurchases under the share repurchase programs are executed in the open market or negotiated transactions under trading plans established pursuant to Rule 10b5-1. The Company constructively retires the repurchased shares associated with these approved share repurchase programs, except for a small portion which were retained as Treasury Shares on the consolidated statements of shareholders' equity. Retired share repurchase amounts paid in excess of par value are reflected within Accumulated deficit/Retained earnings in the Company’s consolidated balance sheets. The repurchase programs may be suspended or discontinued at any time without notice.
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
Separately, net realized gains and losses on foreign currency transactions are included in Miscellaneous income, net, on the consolidated statements of operations. Foreign currency transactions resulted in a net (loss)/gain of $(1.9) million, $3.9 million, and $2.8 million during the years ended December 31, 2023, 2022, and 2021, respectively.
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
Certain contracts contain volume rebate arrangements with our customers that provide for rebates if certain specified spending thresholds are met. These obligations are considered as a reduction in revenue when it appears probable that the arrangement thresholds will be met, which can be at contract inception. Total revenue is presented net of rebates of $12.1 million, $7.9 million and $7.2 million in the consolidated statements of operations during the years ended December 31, 2023, 2022 and 2021, respectively.
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
As of December 31, 2023 and 2022, the Company had approximately $2.9 billion and $2.7 billion of performance obligations remaining to be performed for active projects.

Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The cash and cash equivalent balances are held and maintained with financial institutions with reputable credit ratings and, consequently, the Company believes that such funds are subject to minimal credit risk.
The Company generally does not require collateral or other securities to support customer receivables. In the years ended December 31, 2023, 2022 and 2021, credit losses have been immaterial and within management’s expectations. At December 31, 2023 and 2022, there were no customers accounting for more than 10% of the Company’s accounts receivable.
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
Advertising expenses are recorded as a component of Selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expenses of $1.5 million, $1.3 million and $1.2 million were incurred during the years ended December 31, 2023, 2022 and 2021, respectively.
Income Taxes
The Company’s consolidated US federal income tax return is comprised of its US subsidiaries, its foreign branches and certain foreign subsidiaries.
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
Equity Awards
In connection with the Company's initial public offering (IPO), the Board approved the formation of the 2016 Incentive Award Plan (the “2016 Plan”). The 2016 Plan provides for long-term equity incentive compensation for key employees, officers and non-employee directors. A variety of discretionary awards (collectively, the “Awards”) for employees and non-employee directors are authorized under the 2016 Plan, including vested common shares, stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), or other cash based or stock dividend equivalent awards. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the 2016 Plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the market price of our common stock at the date of grant and option terms are not expected to exceed ten years. All outstanding Awards under the 2016 Plan are equity classified awards.
Stock-based compensation expense for the 2016 Plan is calculated using the fair value method on the grant date. The Company expenses stock-based compensation over the term of the award based on the vesting described in the award agreement. Stock-based compensation expense is allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations based on the underlying classification and scope of work for the employees receiving the Awards.
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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except for earnings per share):

	Year Ended December 31,
	2023	2022	2021
Weighted-average shares:
Common shares outstanding	30,722	32,388	35,862
RSAs	21	21	90
Total weighted-average shares	30,743	32,409	35,952
Earnings per common share—Basic
Net income	$282,810	$245,368	$181,848
Less: Undistributed earnings allocated to RSAs	(191)	(157)	(458)
Net income available to common shareholders—Basic	$282,619	$245,211	$181,390

Net income per common share—Basic	$9.20	$7.57	$5.06

Basic weighted-average common shares outstanding	30,722	32,388	35,862
Effect of diluted shares	1,119	1,283	1,835
Diluted weighted-average shares outstanding	31,841	33,671	37,697

Net income per common share—Diluted	$8.88	$7.28	$4.81
For the years ended December 31, 2023, 2022 and 2021, the computation of diluted EPS excludes the effect of (in thousands) 0, 9 and 9 stock options, respectively, due to each respective period’s average fair value of the Company’s common stock not exceeding the exercise prices.
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
The Company does not have any material recurring fair value measurements as of December 31, 2023 and 2022. There were no material transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2023, 2022 and 2021.
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
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. The carrying value of goodwill is reviewed at least annually for impairment, or as indicators of potential impairment are identified, at the reporting unit level. The reporting units are Phase I-IV clinical research services and Laboratories as of December 31, 2023.
The Company performs its annual impairment tests during the fourth quarter each year, comparing the fair value of each of our reporting units with its carrying amount, inclusive of goodwill. A goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Fair value is estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method. There was no indication of impairment related to goodwill based on the fourth quarter 2023 assessment.
Intangible Assets
The Company has an indefinite lived intangible asset related to its trade name. The carrying value of the trade name asset is reviewed at least annually for impairment, or as indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation. There was no indication of impairment related to the trade name asset based on the fourth quarter 2023 assessment.
Finite-lived intangible assets consist mainly of the value assigned to customer relationships and developed technologies. Finite-lived intangible assets are amortized straight-line or using an accelerated method over their estimated useful lives of fifteen years.
Impairment of Long-Lived Assets
Long-lived assets, primarily property and equipment and finite-lived intangible assets, are reviewed for impairment and the reasonableness of the estimated useful lives whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable or that a change in useful life may be appropriate. Recoverability for long-lived assets is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount of the assets, then the Company reduces the carrying value of the assets to estimated fair values, which are primarily based upon forecasted discounted cash flows. Fair value of long-lived assets is determined based on a combination of discounted cash flows and market multiples. There was no indication of impairment related to long-lived assets based on the fourth quarter 2023 assessment.
Advanced Billings
Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.

Government Assistance
The Company receives government incentives from domestic and foreign governments. The incentives come in various arrangements, but consist primarily in the form of tax credits, economic development grants and property tax abatement credits.

Tax credits are available to the Company, in certain jurisdictions, for qualifying research and development spend as well as for certain employment related milestone agreements. These tax credits are recorded on a jurisdiction-by-jurisdiction basis upon the first instance of the credit being monetized. Upon achieving a history of monetization in a jurisdiction, income is typically estimated as the activities or contractual requirements defined in the applicable agreements occur. Depending on the jurisdiction laws and regulations, credits can be monetized immediately or up to 3 years after the credits have been submitted to the relevant taxing agencies.

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

Government incentives are recorded in accordance with their purpose, net of fees incurred to monetize the benefit, as a reduction of expense within Direct service costs, excluding depreciation and amortization and Selling, general and administrative in the consolidated statements of operations. The Company recognized government assistance income, net of $15.5 million and $15.4 million during the years ended December 31, 2023 and 2022, respectively. Government assistance receivables are recorded in the consolidated balance sheets based on the expected timing of monetizing the benefit. Government assistance receivables recorded on the December 31, 2023 consolidated balance sheets are expected to be recovered through 2027. The Company recorded receivables related to government assistance programs at December 31, 2023 of $9.5 million in Prepaid expenses and other current assets and $12.2 million in Other assets, respectively. The Company recorded receivables related to government assistance programs at December 31, 2022 of $11.3 million in Prepaid expenses and other current assets and $7.1 million in Other assets, respectively.
Recently Adopted Accounting Standards
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which requires entities to enhance disclosures around segment reporting. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" which requires entities to enhance disclosures around income taxes. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.
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
Accounts receivable and unbilled, net consisted of the following at December 31 (in thousands):

	2023	2022
Accounts receivable	$275,932	$213,169
Unbilled receivables	22,475	40,405
Less: allowance for doubtful accounts	(7)	(170)
Total accounts receivable and unbilled, net	$298,400	$253,404
Contract Liabilities
Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized. During the year ended December 31, 2023, the Company recognized approximately $396.3 million of revenue that was included in the Advanced billings balance at the beginning of the year.
Advanced billings consisted of the following at December 31 (in thousands):

	2023	2022
Advanced billings	$559,860	$462,729
A rollforward of allowance for doubtful account activity is as follows:

	Year Ended December 31,
	2023	2022	2021
Allowance for doubtful accounts - beginning balance	$(170)	$(171)	$(346)
Current year provision	(3,420)	—	(11)
Write-offs, recoveries and the effects of foreign currency exchange	3,583	1	186
Allowance for doubtful accounts - ending balance	$(7)	$(170)	$(171)
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following at December 31, (in thousands):

	2023	2022
Land	$4,833	$2,410
Equipment	39,927	31,851
Furniture, fixtures, and leasehold improvements	99,581	87,543
Computer hardware, software, and phone equipment	32,051	26,049
Buildings	16,419	13,594
Construction-in-progress	7,182	10,518
Property and equipment at cost	199,993	171,965
Less: Accumulated depreciation	(79,404)	(62,116)
Property and equipment, net	$120,589	$109,849

Depreciation expense was $24.1 million, $19.0 million and $16.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Total assets reflected on the balance sheet and not remeasured to fair value on a recurring basis, identified as Level 3 measurements, as of December 31, 2023 are $694.0 million, comprised of $662.4 million of goodwill and $31.6 million of identified indefinite-lived intangible assets. Accumulated goodwill impairment losses to date amounts to $9.3 million, all of which was recognized in the year ended December 31, 2015.
Intangible Assets, Net
Intangible assets, net consisted of the following at December 31 (in thousands):

	2023	2022
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(140,888)	(138,689)
Total finite-lived intangible assets, net	4,163	6,362
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$35,809	$38,008
As of December 31, 2023, estimated amortization expense of the Company’s intangible assets for each of the next five years is as follows (in thousands):

Amortization
2024	$1,443
2025	946
2026	620
2027	577
2028	577
$4,163
6. ACCRUED EXPENSES
Accrued expenses consisted of the following at December 31 (in thousands):

	2023	2022
Employee compensation and benefits	$75,822	$71,197
Project related reimbursable expenses	205,864	128,416
Other	11,275	10,512
Total accrued expenses	$292,961	$210,125

7. SHORT-TERM DEBT
Debt consisted of the following at December 31 (in thousands):

	2023	2022
Credit facility	$—	$50,000
Short-term debt	$—	$50,000

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
On the Closing Date, the Borrower and lender entered into a Loan Agreement (as it may be amended from time to time, the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. On March 15, 2022, the Company entered into Amendment No. 4 to the Loan Agreement, which increased the aggregate principal amount that may be borrowed under the facility’s line of credit to up to $250.0 million. On March 31, 2023, the Company entered into Amendment No. 5 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the facility's line of credit to up to $150.0 million, adjusted the interest rate and fee charged on the credit facility and extended the expiration date of resolving credit note to March 29, 2024. The Credit Facility bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) plus 125 basis points (1.25%) or the highest of the Prime Rate, the sum of the Overnight Bank Funding Rate plus 50 basis points (0.50%) and the sum of Daily Simple SOFR plus 100 basis points (1.00%).
The Loan Agreement contains other customary loan terms, representations and warranties, and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Loan Agreement contains certain events of default, including, among others, non-payment of principal or interest and breach of the covenants.
As of December 31, 2023, there were less than $0.1 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.
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
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$27,919	$25,874	$23,873
Variable lease cost	$9,455	$8,569	$6,627

Supplemental cash flow information related to the leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,829	$17,002	$16,266

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	23,960	30,882	33,133
Supplemental balance sheet information related to the leases was as follows at December 31 (in thousands):

	2023	2022
Operating lease right-of-use assets - related parties	$83,065	$86,356
Operating lease right-of-use assets - non-related parties	61,736	52,712
Operating lease right-of-use assets	$144,801	$139,068

Other current liabilities - related parties	5,730	5,409
Other current liabilities - non-related parties	16,635	13,863
Other current liabilities	$22,365	$19,272

Operating lease liabilities - related parties	90,568	93,393
Operating lease liabilities - non-related parties	51,554	45,474
Operating lease liabilities	142,122	138,867
Total operating lease liabilities	$164,487	$158,139

Weighted Average Remaining Lease Term (years)
Operating leases	10.0	11.1
Weighted Average Discount Rate
Operating leases	5.6%	5.2%
Lease payments due related to lease liabilities as of December 31, 2023 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
2024	$11,412	$18,671	$30,083
2025	11,607	17,008	28,615
2026	11,807	14,199	26,006
2027	10,839	10,974	21,813
2028	8,609	6,124	14,733
Later years	91,669	9,548	101,217
Total lease payments	145,943	76,524	222,467
Less: imputed interest	(49,645)	(8,335)	(57,980)
Total	$96,298	$68,189	$164,487
As of December 31, 2023, we have several additional leases with contractual obligations, which have not yet commenced, with future payments of $2.7 million.

9. SHAREHOLDERS’ EQUITY
Stock-Based Compensation
2016 Incentive Award Plan
On August 11, 2016 in connection with the Company's IPO, the Board approved the 2016 Incentive Award Plan (the “2016 Plan”). The 2016 Plan provides for long-term equity incentive compensation for key employees, officers and non-employee directors. A variety of discretionary awards (collectively, the “Awards”) for employees and non-employee directors are authorized under the 2016 Plan, including vested shares, stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), or other cash based or stock dividend equivalent awards, which are all equity-classified instruments under the 2016 Plan. The number of shares registered and available for grant under the 2016 Plan is 6,000,000. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the 2016 Plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the market price of the Company’s common stock at the date of grant and option terms are not expected to exceed ten years.
The Company granted 47,238 awards to employees under the 2016 Incentive Award Plan during the year ended December 31, 2023, consisting of 45,988 RSU and 1,250 stock option awards having four year vesting schedules. The Company granted an additional 848 RSU that vest in four approximately equal installments on March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, and 11,187 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the year ended December 31, 2023. These stock option awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.
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

The Company granted 374,235 awards to employees under the 2016 Incentive Award Plan during the year ended December 31, 2021, consisting of 74,725 RSU and 205,086 stock option awards vesting after 4 years and six months, 27,854 RSU and 9,000 stock option awards vesting after four years, and 57,570 stock option awards vesting after two years. The Company granted an additional 10,932 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the year ended December 31, 2021. These awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.
The 2016 Plan expires in 2026, except for awards then outstanding, and is administered by the Board. All Awards granted at the IPO or thereafter were or will be issued under the 2016 Plan.
The Company satisfies stock option exercises and vested stock awards with treasury shares or newly issued shares. Shares available for future stock compensation grants under the 2016 Plan totaled 2.3 million at December 31, 2023 and 2022, respectively.
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

The following table sets forth the key weighted-average assumptions used in the BSM Model to calculate the fair value of options:

	Year Ended December 31,
	2023	2022	2021
Expected holding period - years	4.1	4.7	5.0
Expected volatility	45.4%	36.5%	34.3%
Risk-free interest rate	3.8%	1.9%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%
The assumptions used in the table above reflect grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting.
The expected holding period represents the period of time the grants are expected to be outstanding. The Company uses the simplified method, as prescribed by accounting guidance governing such awards, to calculate the expected holding period for options granted to employees as we do not have sufficient historical evidence data to provide a reasonable basis upon which to estimate the expected holding period. For options valued by the Company for the years ended December 31, 2023, 2022 and 2021, respectively, the expected holding period is based on an average between the midpoint of the vesting date and the expiration date of the options.
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
The fair value of restricted shares is based upon the market price of the Company’s common stock on the date of grant as listed on the NASDAQ.
The following table summarizes the grant date fair values of stock options and restricted shares issued during the period as well as the allocation of stock-based compensation expense to Total direct costs, and Selling, general and administrative reported in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
Weighted average, grant date fair value
Stock options	$85.30	$47.57	$52.70
Restricted shares (RSAs and RSUs)	$225.69	$149.87	$174.94

Stock-based compensation expense allocated to:
Total direct costs	$11,099	$11,801	$9,345
Selling, general, and administrative	9,417	9,611	5,124
Total stock-based compensation expense	$20,516	$21,412	$14,469

Award Activity
The following table sets forth the Company’s stock option activity:

	Year Ended December 31,
	2023		2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - beginning of Period	1,629,148	$89.71	1,992,915	$68.39	2,500,727	$43.26
Granted	12,437	$211.25	252,490	$138.91	282,588	$168.34
Exercised	(287,048)	$39.64	(579,407)	$38.10	(745,572)	$23.67
Cancelled/Forfeited/Expired	(11,250)	$183.04	(36,850)	$85.40	(44,828)	$40.50
Outstanding - end of period	1,343,287	$100.75	1,629,148	$89.71	1,992,915	$68.39

Exercisable - end of period	901,865	$74.79	1,116,255	$60.52	1,290,627	$56.43
The following table sets forth the Company’s Restricted Share activity:

	Year Ended December 31,
	2023	2022	2021
	Shares/Units	Shares/Units	Shares/Units
Outstanding and unvested - beginning of period	523,377	602,187	695,562
Granted	46,836	165,595	102,579
Vested	(154,618)	(197,000)	(119,000)
Forfeited	(24,597)	(47,405)	(76,954)
Outstanding and unvested - end of period	390,998	523,377	602,187
The following table summarizes information about stock options expected to vest, stock options exercisable, and unvested restricted share awards expected to vest at December 31, 2023:

	Weighted Average Exercise Price	Stock Options	Restricted Shares/Units	Weighted Average Remaining Life (Years)
Number of stock options expected to vest	$100.75	1,343,287	—	2.7
Number of restricted shares/units expected to vest			390,998
Total expected to vest		1,343,287	390,998
Total stock options exercisable	$74.79	901,865	—	2.1
Unrecognized compensation cost (in thousands)		$7,727	$27,058
Weighted average years over which unrecognized compensation cost will be recognized		1.8	2.5

The following table sets forth the aggregate intrinsic value of stock options exercised, the fair values of awards vested, and share based liabilities settled during the respective periods (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total intrinsic value of stock options exercised	$56,548	$77,527	$104,695
Total grant-date fair value of stock options vested	$3,591	$5,228	$5,185
Total grant-date fair value of restricted shares vested	$9,306	$9,248	$3,796
Total settlement date fair value of restricted shares vested	$31,842	$32,802	$22,321
The actual tax benefits recognized related to stock-based compensation totaled $18.9 million, $23.2 million and $20.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
10. EMPLOYEE BENEFIT PLANS
The Company provides a 401(k) plan that covers substantially all U.S. employees. Participants can elect to contribute up to 50% of their eligible earnings on a pre-tax basis, subject to Internal Revenue Service annual limitations.
The U.S.-based plan offers a year-end employer matching contribution, requiring the participant to be an employee at year-end to qualify for the match. Participants with one year or more of service are eligible for the matching contribution. Participants fully vest in the employer contributions after three years of service. The employer contribution represents a percentage of a participant’s eligible compensation. The Company’s 401(k) Plan costs were $7.4 million, $5.4 million and $4.3 million during the years ended December 31, 2023, 2022 and 2021, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.
The Company has various defined contribution arrangements for eligible employees of non-U.S. entities. These defined contribution arrangements provide employees with retirement savings and life insurance benefits. The Company incurred expenses related to these arrangements of $3.3 million, $2.5 million and $1.9 million in the years ended December 31, 2023, 2022 and 2021, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.
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
The components of income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$312,870	$260,564	$187,535
Foreign jurisdictions	22,812	22,296	14,317
Income before income taxes	$335,682	$282,860	$201,852

Income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2023
U.S. Federal	$64,381	$(24,117)	$40,264
U.S. state and local	8,848	(1,869)	6,979
Foreign jurisdictions	4,622	1,007	5,629
	$77,851	$(24,979)	$52,872

Year ended December 31, 2022
U.S. Federal	$49,991	$(19,705)	$30,286
U.S. state and local	7,160	(3,297)	3,863
Foreign jurisdictions	3,330	13	3,343
	$60,481	$(22,989)	$37,492

Year ended December 31, 2021
U.S. Federal	$46,138	$(32,677)	$13,461
U.S. state and local	8,405	(3,622)	4,783
Foreign jurisdictions	2,580	(820)	1,760
	$57,123	$(37,119)	$20,004

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows (in thousands):

	Year Ended December 31,
	2023		2022		2021
Income tax expense calculated at the federal statutory rate	$70,493	21.0%	$59,401	21.0%	$42,389	21.0%
Effect of:
State and local taxes, net of federal benefit	5,146	1.5	4,235	1.5	3,698	1.8
Tax on foreign earnings, net of tax credits and deductions	(1,305)	(0.4)	(3,277)	(1.2)	(3,113)	(1.5)
Deferred credit	(596)	(0.2)	(621)	(0.2)	(667)	(0.3)
Permanent items:
Stock-based awards	(14,692)	(4.4)	(18,738)	(6.6)	(19,042)	(9.5)
Deduction for FDII	(9,358)	(2.8)	(4,983)	(1.8)	(4,860)	(2.4)
Other	63	—	595	0.2	(364)	(0.2)
State/Local tax credits	(2,536)	(0.8)	(1,294)	(0.5)	(976)	(0.5)
Change in liability for uncertain tax positions	4,784	1.4	1,560	0.6	2,349	1.2
Other	873	0.5	614	0.3	590	0.3
	$52,872	15.8%	$37,492	13.3%	$20,004	9.9%
As of December 31, 2023, the Company’s accounting position is that unremitted foreign earnings are indefinitely reinvested. Therefore, the Company has not recorded deferred foreign withholding taxes on the unremitted foreign earnings and it is not practicable to determine the amount of the additional taxes that would result if these earnings were repatriated. The undistributed earnings of foreign subsidiaries was approximately $59.2 million for the year ended December 31, 2023.

Components of the Company’s net deferred tax asset (liability) included in the consolidated balance sheets consisted of the following at December 31 (in thousands):

	2023	2022
Deferred tax assets:
Accrued liabilities	$27,101	$24,483
Depreciation and amortization	1,258	1,269
Foreign operating loss carryforward	35	30
Advanced billings	98,438	67,789
Other	2,474	1,005
Valuation allowance	(1,826)	(430)
Total deferred tax assets	127,480	94,146

Deferred tax liabilities:
Depreciation and amortization	(52,443)	(44,731)
Prepaid expenses	(1,581)	(1,263)
Other	(1,425)	(1,139)
Total deferred tax liabilities	(55,449)	(47,133)
Net deferred tax asset (liability)	$72,031	$47,013
The Company has foreign operating loss carryforwards for which a deferred tax asset of less than $0.1 million has been established as of December 31, 2023. The Company does not have a valuation allowance against this deferred tax asset as of December 31, 2023 based upon its assessment that it is more likely than not that this amount will be realized. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. The foreign net operating loss carryforwards will expire in 2027 and 2028 if not utilized.
Annual activity related to the Company’s valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning Balance	$430	$850	$578
Additions charged to expense	1,582	15	305
Reductions from utilization, reassessments and expirations	(186)	(493)	(33)
Remeasurement due to effect of tax reform	—	58	—
Ending Balance	$1,826	$430	$850
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning Balance	$15,947	$13,784	$10,691
Increases in tax positions for prior years	—	171	1,253
Decreases in tax positions for prior years	(97)	(490)	(223)
Increases in tax positions for current year	5,382	4,871	3,098
Lapse in statute of limitations	(852)	(2,389)	(1,035)
Ending Balance	$20,380	$15,947	$13,784
Interest and penalties associated with uncertain tax positions are recognized as components of Income tax provision in the consolidated statements of operations. There was no material change to tax-related interest and penalties during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, respectively, the Company has a liability for interest and penalties of $5.2 million and $3.8 million that is associated with related tax liabilities of $16.2 million and $12.7 million for uncertain tax positions.
The Company operates in various foreign, state and local jurisdictions. The number of tax years for which the statute of limitations remains open for foreign, state and local jurisdictions varies by jurisdiction and is approximately four years (2019 through 2023). For federal tax purposes, the Company’s open tax years are 2020 through 2023.
12. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Legal Proceedings
Medpace periodically becomes involved in various claims and lawsuits that are incidental to its business. Management believes, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows for the years ended December 31, 2023, 2022 and 2021.
Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $17.2 million as of December 31, 2023. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2029.
13. MISCELLANEOUS (EXPENSE) INCOME, NET
Miscellaneous (expense) income, net consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net (loss) gain on foreign-currency transactions	$(1,929)	$3,859	$2,779
Other income	1,274	3,209	563
Miscellaneous (expense) income, net	$(655)	$7,068	$3,342
14. RELATED PARTY TRANSACTIONS
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.3 million existed at December 31, 2023 and 2022, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreements
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers and/or have equity investments in LIB. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $43.7 million, $40.5 million and $11.8 million during the years ended December 31, 2023, 2022 and 2021, respectively, in the Company’s consolidated statement of operations. As of December 31, 2023 and 2022, the Company had, from LIB, Advanced billings of $7.6 million and $7.4 million in the consolidated balance sheets, respectively. In addition, the Company had Accounts receivable and unbilled, net from LIB of $0.5 million and $5.5 million in the consolidated balance sheets at December 31, 2023 and 2022, respectively. The Company had Other current liabilities with LIB of $12.5 million in the consolidated balance sheets at December 31, 2022.

CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the years ended December 31, 2023, 2022 and 2021, the Company recognized total revenue from CinRx of $15.8 million, $15.0 million and $22.7 million in the Company’s consolidated statements of operations, respectively. As of December 31, 2023 and 2022, the Company had Advanced billings from CinRx of $2.5 million and $1.4 million in the consolidated balance sheets, respectively. As of December 31, 2023 and 2022 the Company had Accounts receivable and unbilled, net from CinRx of $1.9 million and $2.2 million in the consolidated balance sheets, respectively. The Company had Prepaid expenses and other current assets with CinRX of $0.2 million in the consolidated balance sheets at December 31, 2023. Certain affiliates of CinRx included in previous reported quarters are no longer disclosed due to changes in the affiliate relationship.
The Summit Hotel (“The Summit”)
The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer. Medpace incurs travel lodging and meeting expenses at The Summit. During the years ended December 31, 2023, 2022 and 2021, Medpace incurred expenses of $0.4 million, $0.3 million and $0.3 million at The Summit, respectively.
Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the leases. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through December 2032 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the properties. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the years ended December 31, 2023, 2022 and 2021 was $2.6 million, $2.3 million and 2.1 million, respectively, and was allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2023 and 2022 were $19.3 million and $18.2 million in the consolidated balance sheets, respectively. The current and long-term portions of the lease liabilities at December 31, 2023 were $1.5 million and $18.1 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2022 were $1.5 million and $16.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the years ended December 31, 2023, 2022 and 2021 was $5.7 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2023 and 2022 were $51.9 million and $53.5 million in the consolidated balance sheets, respectively. The current and long-term portions of the lease liabilities at December 31, 2023 were $1.3 million and $63.5 million, respectively. The current and long-term portions of the lease liabilities at December 31, 2022 were $1.1 million and $64.8 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.
The Company entered into two multi-year lease agreements governing the occupancy of space of two buildings in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the leases expire in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the leases are operating leases. Operating lease cost recognized for the years ended December 31, 2023, 2022 and 2021 was $3.6 million, respectively. The lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2023 and 2022 were $11.9 million and $14.6 million, respectively, in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $3.0 million and $8.9 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2022 were $2.8 million and $11.9 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by private aviation charter companies which is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $2.0 million, $2.3 million and $1.3 million during the years ended December 31, 2023, 2022 and 2021, respectively. These travel expenses are recorded in Selling, general and administrative in the Company’s consolidated statements of operations. As of December 31, 2023 and 2022, the Company had Accounts payable to the Aircraft Management Company of $0.4 million and $0.3 million, respectively, in the consolidated balance sheets.
15. ENTITY WIDE DISCLOSURES
Operations By Geographic Location
The Company conducts operations in North America, Europe, Asia, South America, Africa and Australia through wholly-owned subsidiaries and representative sales offices. The Company attributes revenue to geographical locations based upon the location of the contracting entity. For the years ended December 31, 2023, 2022 and 2021, total revenue attributable to the U.S. represented approximately 98%, 98% and 97%, respectively, of total consolidated total revenue.
The following table summarizes property and equipment, net by geographic region and is further broken down to show countries which account for 10% or more of total as of December 31, if any (in thousands):

	2023	2022
Property and equipment, net:
United States	$77,850	$81,217
Europe
Belgium	18,190	11,778
Other	8,772	9,294
Total Europe	26,962	21,072
Asia-Pacific	14,472	6,223
Other	1,305	1,337
Total property and equipment, net	$120,589	$109,849
Revenue by Category
The following table disaggregates the Company’s revenue by major source (in thousands):

	Years Ended December 31,
	2023	2022	2021
Therapeutic Area
Oncology	$587,097	$467,796	$362,846
Other	404,844	296,914	267,415
Metabolic	376,842	244,682	159,900
Cardiology	193,690	174,634	119,692
AVAI	163,312	118,031	110,976
Central Nervous System	160,057	157,939	121,548
Total revenue	$1,885,842	$1,459,996	$1,142,377
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. During the year ended December 31, 2023, we upgraded our accounting enterprise resource planning (“ERP”) platform from an on-premises system to a cloud-based version. The implementation of that ERP system is expected to, among other things, improve user access security and improve a number of accounting, operational, and reporting processes and activities. Other than this upgrade, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

	Action	Date	Trading Arrangement		Total Shares to be Purchased or Sold	Duration/Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Medpace Investors, LLC [1]	Adopt	November 14, 2023 [2]		X	Up to 25,000 shares to be sold	Good until cancelled
Medpace Investors, LLC [1]	Adopt	November 15, 2023 [3]		X	Up to 50,000 shares to be sold	Good until cancelled
Medpace Investors, LLC [1]	Adopt	November 17, 2023 [4]		X	Up to 50,000 shares to be sold	Good until cancelled
Medpace Investors, LLC [1]	Adopt	November 20, 2023 [5]		X	Up to 50,000 shares to be sold	Good until cancelled
Medpace Investors, LLC [1]	Adopt	November 21, 2023 [6]		X	Up to 50,000 shares to be sold	Good until cancelled
Medpace Investors, LLC [1]	Adopt	November 27, 2023 [7]		X	Up to 50,000 shares to be sold	Good until cancelled
Medpace Investors, LLC [1]	Adopt	November 29, 2023 [8]		X	Up to 50,000 shares to be sold	Good until cancelled
Susan E. Burwig, Executive Vice President, Operations	Adopt	December 14, 2023 [9]		X	Up to 12,400 shares to be sold	The earlier of until cancelled or 180 days from the placement of the limit order

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

[1] August J. Troendle, Chief Executive Officer and Chairman of the Board of the Company, is the sole manager and controlling unit holder of Medpace Investors, LLC (“MPI”) and has sole voting and investment control with respect to the securities held by MPI. Mr. Troendle may be deemed to indirectly beneficially own the securities of the Company held by MPI but disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

[2] On November 14, 2023, MPI placed a limit order to sell up to 25,000 shares that were previously acquired through open market purchases.

[3] On November 15, 2023, MPI placed a limit order to sell up to 50,000 shares that were previously acquired through open market purchases.

[4] On November 17, 2023, MPI placed a limit order to sell up to 50,000 shares that were previously acquired through open market purchases.

[5] On November 20, 2023, MPI placed a limit order to sell up to 50,000 shares that were previously acquired through open market purchases.

[6] On November 21, 2023, MPI placed a limit order to sell up to 50,000 shares that were previously acquired through open market purchases.

[7] On November 27, 2023, MPI placed a limit order to sell up to 50,000 shares that were previously acquired through open market purchases.

[8] On November 29, 2023, MPI placed a limit order to sell up to 50,000 shares that were previously acquired through open market purchases.

[9] On December 14, 2023, Ms. Burwig placed a limit order to sell up to 12,400 shares that were previously acquired through an exercise of stock options.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to the Company’s Directors is contained in our definitive proxy statement (the “Proxy Statement”) for our 2024 Annual Meeting of Stockholders under the heading “Proposal 1: Election of Directors” and is incorporated herein by reference.
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
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Medpace Holdings, Inc.	8-K	001-37856	3.1	8/16/16

3.2	Amended and Restated Bylaws of Medpace Holdings, Inc.	8-K	001-37856	3.2	8/16/16

4.1	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-212236	4.1	7/26/16

4.2	Description of Securities	10-K	001-37856	4.3	2/25/20

#10.1	Medpace Holdings, Inc. 2016 Incentive Award Plan	10-Q	001-37856	10.1	11/3/16

#10.2	Medpace Holdings, Inc. 2016 Senior Executive Incentive Bonus Plan	10-Q	001-37856	10.2	11/3/16

10.3	Registration Rights Agreement	10-Q	001-37856	10.3	11/3/16

#10.4	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Award Grant Notice	S-1/A	333-212236	10.13	8/1/16

#10.5	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement	S-1/A	333-212236	10.14	8/1/16

#10.6	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Unit Award Grant Notice.	S-1/A	333-212236	10.15	8/1/16

#10.7	Medpace Holdings, Inc. 2016 Incentive Award Plan Sub-Plan for UK Participants	S-1/A	333-212236	10.16	8/1/16

#10.8	Amended and Restated Employment Agreement, by and between Medpace Holdings, Inc. and August J. Troendle	S-1/A	333-212236	10.18	7/26/16

#10.9	Medpace Holdings, Inc. 2016 Incentive Award Plan UK Company Share Option Plan (CSOP) Sub-Plan	S-1/A	333-212236	10.19	8/1/16

#10.10	Medpace Holdings, Inc. Non-Employee Director Compensation Policy revised October 21, 2022	10-K	001-37856	10.10	2/14/23

10.11	Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association.	8-K	001-37856	10.1	10/1/19

10.12	Amendment No. 1 dated March 30, 2020 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	4/1/20

10.13	Form of Indemnification Agreement	10-K	001-37856	10.13	2/16/21

10.14	Amendment No. 2 dated March 29, 2021 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	3/30/21

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.15	Amendment No. 3 dated December 27, 2021 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	12/29/21

10.16	Amendment No. 4 dated March 15, 2022 to Loan Documents	8-K	001-37856	10.1	3/16/22

10.17	Amendment No. 5 dated March 31, 2023 to Loan Documents	8-K	001-37856	10.1	3/31/23

19.1	Insider Trading Compliance Policy					*

21.1	List of Subsidiaries of Medpace Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

97.1	Incentive Compensation Recoupment Policy					*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

By:	/s/ KEVIN M. BRADY
	Name:	Kevin M. Brady
	Title:	Chief Financial Officer

	Date:	February 13, 2024
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

Signature	Capacity	Date

/s/ AUGUST J. TROENDLE	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
August J. Troendle		February 13, 2024

/s/ KEVIN M. BRADY	Chief Financial Officer (Principal Financial and Accounting Officer)
Kevin M. Brady		February 13, 2024

/s/ BRIAN T. CARLEY	Director
Brian T. Carley		February 13, 2024

/s/ ROBERT O. KRAFT	Director
Robert O. Kraft		February 13, 2024

/s/ FRED B. DAVENPORT JR.	Director
Fred B. Davenport Jr.		February 13, 2024

/s/ CORNELIUS P. MCCARTHY III	Director
Cornelius P. McCarthy III		February 13, 2024

/s/ ASHLEY M. KEATING	Director
Ashley M. Keating		February 13, 2024

/s/ DR. FEMIDA H. GWADRY-SRIDHAR	Director
Dr. Femida H. Gwadry-Sridhar		February 13, 2024