Form 10-Q
period 2024-03-31
Medpace Holdings, Inc.
filed 2024-04-23
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	30,983,399 shares outstanding as of April 19, 2024

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As of
	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$407,010	$245,449
Accounts receivable and unbilled, net (includes $1.8 million and $2.4 million with related parties at March 31, 2024 and December 31, 2023, respectively)	279,166	298,400
Prepaid expenses and other current assets (includes $0.3 million with related parties at March 31, 2024 and December 31, 2023)	58,726	49,979
Total current assets	744,902	593,828
Property and equipment, net	118,600	120,589
Operating lease right-of-use assets	138,803	144,801
Goodwill	662,396	662,396
Intangible assets, net	35,448	35,809
Deferred income taxes	75,231	74,435
Other assets	20,409	24,970
Total assets	$1,795,789	$1,656,828
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $2.8 million and $3.1 million with related parties at March 31, 2024 and December 31, 2023, respectively)	$24,402	$31,869
Accrued expenses	270,926	292,961
Advanced billings (includes $10.9 million and $10.1 million with related parties at March 31, 2024 and December 31, 2023, respectively)	616,697	559,860
Other current liabilities	44,620	40,441
Total current liabilities	956,645	925,131
Operating lease liabilities	136,156	142,122
Deferred income tax liability	2,364	2,404
Other long-term liabilities	29,082	28,221
Total liabilities	1,124,247	1,097,878
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at March 31, 2024 and December 31, 2023; 30,983,185 and 30,752,292 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	310	308
Treasury stock - 70,073 and 70,573 shares at March 31, 2024 and December 31, 2023, respectively	(12,235)	(12,322)
Additional paid-in capital	814,649	802,681
Accumulated deficit	(119,141)	(221,645)
Accumulated other comprehensive loss	(12,041)	(10,072)
Total shareholders’ equity	671,542	558,950
Total liabilities and shareholders’ equity	$1,795,789	$1,656,828
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended March 31,
	2024	2023
Revenue, net (includes $12.8 million and $15.8 million with related parties for the three months ended March 31, 2024 and 2023, respectively)	$511,044	$434,074
Operating expenses:
Direct service costs, excluding depreciation and amortization	171,492	151,068
Reimbursed out-of-pocket expenses	184,410	152,817
Total direct costs	355,902	303,885
Selling, general and administrative	44,081	38,027
Depreciation	6,631	5,408
Amortization	361	550
Total operating expenses	406,975	347,870
Income from operations	104,069	86,204
Other income (expense), net:
Miscellaneous income, net	4,593	687
Interest income (expense), net	4,120	(861)
Total other income (expense), net	8,713	(174)
Income before income taxes	112,782	86,030
Income tax provision	10,191	13,136
Net income	$102,591	$72,894
Net income per share attributable to common shareholders:
Basic	$3.32	$2.35
Diluted	$3.20	$2.27
Weighted average common shares outstanding:
Basic	30,843	31,008
Diluted	32,001	32,155
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended March 31,
	2024	2023
Net income	$102,591	$72,894
Other comprehensive (loss) income
Foreign currency translation adjustments, net of taxes	(1,969)	1,078
Comprehensive income	$100,622	$73,972
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2022	$309	$(12,497)	$770,794	$(359,827)	$(12,392)	$386,387
Net income				72,894		72,894
Foreign currency translation					1,078	1,078
Stock-based compensation expense			5,438			5,438
Stock options exercised	4		2,459			2,463
Repurchases of common stock	(7)			(120,991)		(120,998)
Re-issuance of treasury stock		175		(175)		—
BALANCE — March 31, 2023	$306	$(12,322)	$778,691	$(408,099)	$(11,314)	$347,262

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2023	$308	$(12,322)	$802,681	$(221,645)	$(10,072)	$558,950
Net income				102,591		102,591
Foreign currency translation					(1,969)	(1,969)
Stock-based compensation expense			4,310			4,310
Stock options exercised	2		7,658			7,660
Re-issuance of treasury stock		87		(87)		—
BALANCE — March 31, 2024	$310	$(12,235)	$814,649	$(119,141)	$(12,041)	$671,542
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,591	$72,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,631	5,408
Amortization	361	550
Stock-based compensation expense	4,310	5,438
Noncash lease expense	5,696	4,757
Deferred income tax benefit	(865)	(1,063)
Other	(4,230)	(1,455)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	19,116	(4,344)
Prepaid expenses and other current assets	(9,205)	(10,205)
Accounts payable	(7,351)	4,457
Accrued expenses	(21,132)	(9,364)
Advanced billings	56,837	3,311
Lease liabilities	(5,946)	(5,284)
Other assets and liabilities, net	5,864	14,976
Net cash provided by operating activities	152,677	80,076
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(5,497)	(9,513)
Other	8,027	10
Net cash provided by (used in) investing activities	2,530	(9,503)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	7,660	2,463
Repurchases of common stock	—	(120,146)
Proceeds from revolving loan	—	90,000
Payments on revolving loan	—	(25,000)
Net cash provided by (used in) financing activities	7,660	(52,683)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,306)	767
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	161,561	18,657
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	245,449	28,265
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$407,010	$46,922
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Acquisition of property and equipment—non-cash	$5,345	$7,216
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2024
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
Unaudited Interim Financial Information
The interim condensed consolidated financial statements include the accounts of the Company, are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes could differ from management’s estimates and assumptions. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Share Repurchases
In the fourth quarter of 2022, the Board approved a stock repurchase program of up to $500.0 million. The Company did not execute any share repurchases during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company repurchased 654,787 shares for $120.1 million. As of March 31, 2024, the Company has remaining authorization of $308.8 million under the repurchase program.
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except for earnings per share):

	Three Months Ended March 31,
	2024	2023
Weighted-average shares:
Common shares outstanding	30,843	31,008
RSAs	13	21
Total weighted-average shares	30,856	31,029
Earnings per common share—Basic
Net income	$102,591	$72,894
Less: Undistributed earnings allocated to RSAs	(45)	(49)
Net income available to common shareholders—Basic	$102,546	$72,845

Net income per common share—Basic	$3.32	$2.35

Basic weighted-average common shares outstanding	30,843	31,008
Effect of diluted shares	1,158	1,147
Diluted weighted-average shares outstanding	32,001	32,155

Net income per common share—Diluted	$3.20	$2.27
During the three months ended March 31, 2024 and 2023, the Company had (in thousands) 0 and 10 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.
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
The Company does not have material recurring fair value measurements as of March 31, 2024. There were no material transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2024 and March 31, 2023.
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
Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Accounts receivable	$270,685	$275,932
Unbilled receivables	8,601	22,475
Less: allowance for doubtful accounts	(120)	(7)
Total accounts receivable and unbilled, net	$279,166	$298,400
Contract Liabilities
Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.
Advanced billings consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Advanced billings	$616,697	$559,860
As of March 31, 2024 and December 31, 2023, the Company had approximately $3.2 billion and $2.9 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	$145,051	$145,051
Accumulated amortization:
Customer relationships	(141,249)	(140,888)
Total finite-lived intangible assets, net	3,802	4,163
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$35,448	$35,809
As of March 31, 2024, estimated amortization expense of the Company’s intangible assets for each of the next five years is as follows (in thousands):

Amortization
Remainder of 2024	$1,082
2025	946
2026	620
2027	577
2028	577
$3,802
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Employee compensation and benefits	$57,822	$75,822
Project related reimbursable expenses	199,445	205,864
Other	13,659	11,275
Total accrued expenses	$270,926	$292,961
(7) Short-term Debt
On September 30, 2019 (the “Closing Date”), the Company obtained an unsecured credit facility in an aggregate principal amount up to $50.0 million (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).
On the Closing Date, the Borrower and lender entered into a Loan Agreement (as it may be amended from time to time, the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. On March 31, 2023, the Company entered into Amendment No. 5 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the facility’s line of credit to up to $150.0 million, adjusted the interest rate and fee charged on the credit facility and extended the expiration date of revolving credit note to March 29, 2024. On March 28, 2024, the Company entered into Amendment No. 6 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the facility’s line of credit to up to $10.0 million and extended the expiration date of revolving credit note to March 31, 2025. The Credit Facility bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) plus 125 basis points (1.25%) or the highest of the Prime Rate, the sum of the Overnight Bank Funding Rate plus 50 basis points (0.50%) and the sum of Daily Simple SOFR plus 100 basis points (1.00%).
The Loan Agreement contains other customary loan terms, representations and warranties, and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Loan Agreement contains certain events of default, including, among others, non-payment of principal or interest and breach of the covenants.
As of March 31, 2024 and December 31, 2023, there were less than $0.1 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.
(8) Leases
The Company enters into leases for real estate and equipment. Real estate leases are for our corporate office space and laboratories around the world. Real estate leases have remaining lease terms of less than 1 year to 16 years. Many of the Company’s leases include options to extend the leases on a month to month basis or for set periods for up to 20 years. Many leases also include options to terminate the leases within 1 year or per other contractual terms.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$7,865	$6,681
Variable lease cost	2,666	2,337
Supplemental cash flow information related to the leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,151	$5,350

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	904	8,419

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	March 31, 2024	December 31, 2023
Operating lease right-of-use assets - related parties	$81,041	$83,065
Operating lease right-of-use assets - non-related parties	57,762	61,736
Operating lease right-of-use assets	$138,803	$144,801

Other current liabilities - related parties	5,882	5,730
Other current liabilities - non-related parties	16,088	16,635
Other current liabilities	$21,970	$22,365

Operating lease liabilities - related parties	89,020	90,568
Operating lease liabilities - non-related parties	47,136	51,554
Operating lease liabilities	136,156	142,122

Total operating lease liabilities	$158,126	$164,487

Weighted Average Remaining Lease Term (years)
Operating leases	9.9	10.0
Weighted Average Discount Rate
Operating leases	5.6%	5.6%
Lease payments due related to lease liabilities as of March 31, 2024 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
Remainder of 2024	$8,571	$13,392	$21,963
2025	11,607	17,088	28,695
2026	11,807	13,988	25,795
2027	10,839	10,833	21,672
2028	8,609	6,035	14,644
Later years	91,669	9,422	101,091
Total lease payments	143,102	70,758	213,860
Less: imputed interest	(48,200)	(7,534)	(55,734)
Total	$94,902	$63,224	$158,126
As of March 31, 2024, we have several additional leases with contractual obligations, which have not yet commenced, with future payments of $1.7 million.
(9) Shareholder’s Equity and Stock-Based Compensation
The Company granted 2,491 awards to employees under the 2016 Incentive Award Plan during the three months ended March 31, 2024, consisting of 2,491 RSU having five year vesting schedules.

Award Activity
The following table sets forth the Company’s stock option activity:

	Three Months Ended March 31, 2024
	Stock Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,343,287	$100.75
Granted	—	$—
Exercised	(148,922)	$51.44
Cancelled/Forfeited/Expired	—	$—
Outstanding - end of period	1,194,365	$106.90

Exercisable - end of period	880,177	$88.01
The following table sets forth the Company’s RSA/RSU activity:

Three Months Ended March 31, 2024
Shares/Units
Outstanding and unvested - beginning of period	390,998
Granted	2,491
Vested	(81,971)
Forfeited	(7,276)
Outstanding and unvested - end of period	304,242
Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023
Total direct costs	$2,470	$2,940
Selling, general and administrative	1,840	2,498
Total stock-based compensation expense	$4,310	$5,438
(10) Income Taxes
The Company’s effective income tax rate was 9.0% and 15.3% for the three months ended March 31, 2024 and 2023, respectively. The Company's effective income tax rate for the three months ended March 31, 2024 varied from the U.S. statutory rate of 21% primarily due to the impact of the state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Intangible Income (FDII).
(11) Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of March 31, 2024 and December 31, 2023. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of March 31, 2024.

Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $14.9 million as of March 31, 2024. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2029.
(12) Related Party Transactions
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.3 million existed at March 31, 2024 and December 31, 2023, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreement
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $6.5 million and $13.3 million during the three months ended March 31, 2024 and 2023, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023 the Company had Advanced billings from LIB of $6.8 million and $7.6 million, respectively, in the condensed consolidated balance sheets. In addition, as of March 31, 2024 and December 31, 2023 the Company had Accounts receivable and unbilled, net from LIB of $0.4 million and $0.5 million, respectively, in the condensed consolidated balance sheets.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $6.3 million and $2.5 million during the three months ended March 31, 2024 and 2023, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023 the Company had Advanced billings from CinRx of $4.1 million and $2.5 million, respectively, in the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023 the Company had Accounts receivable and unbilled, net from CinRx of $1.4 million and $1.9 million, respectively, in the condensed consolidated balance sheets. In addition, as of March 31, 2024 and December 31, 2023 the Company had Prepaid expenses and other current assets with CinRx of $0.3 million and $0.2 million, respectively, in the condensed consolidated balance sheets.
Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through December 2032 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended March 31, 2024 and 2023 was $0.7 million and $0.6 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2024 and December 31, 2023 were $18.9 million and $19.3 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2024 were $1.5 million and $17.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $1.5 million and $18.1 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended March 31, 2024 and 2023 was $1.4 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2024 and December 31, 2023 were $51.4 million and $51.9 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2024 were $1.4 million and $63.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $1.3 million and $63.5 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating leases. Operating lease cost recognized for the three months ended March 31, 2024 and 2023 was $0.6 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2024 and December 31, 2023 were $8.0 million and $8.5 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2024 were $2.1 million and $5.9 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $2.1 million and $6.4 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. In the first quarter of 2024, the Company reduced the lease term in connection with a plan to replace the leased office beginning in early 2025. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended March 31, 2024 and 2023 was $0.7 million and $0.3 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2024 and December 31, 2023 were $2.7 million and $3.4 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2024 were $0.9 million and $2.3 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $0.9 million and $2.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by private aviation charter companies which is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.3 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the

Company had Accounts payable to the Aircraft Management Company of $0.1 million and $0.4 million, respectively, in the condensed consolidated balance sheets.
(13) Entity Wide Disclosures
Revenue by Category
The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended March 31,
	2024	2023
Therapeutic Area
Oncology	$155,198	$141,951
Other	108,400	87,104
Metabolic	103,639	86,840
Cardiology	55,637	46,617
Central Nervous System	44,136	38,697
AVAI	44,034	32,865
Total revenue	$511,044	$434,074

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and with the information under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” below and “Risk Factors” in “Item 1A Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, are forward looking statements. Forward looking statements include, without limitation, statements regarding our results of operations; financial position and performance; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; general economic conditions, including inflation and other pricing pressures that could decrease our operating margins; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” “opportunity,” “may,” “could,” “outlook,” “can,” “trend,” “might,” “drives,” “hope,” “potential,” “project,” “predict,” and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Any forward-looking statement speaks only as of the date it is made. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. We caution you therefore against relying on these forward-looking statements.
We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and “Part II – Other Information, Item 1A Risk Factors” herein.
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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 5,800 employees across 42 countries as of March 31, 2024, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.
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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $615.6 million and $555.8 million for the three months ended March 31, 2024 and 2023, respectively.
Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of March 31, 2024, our backlog increased by $447.0 million, or 18.2%, to $2,907.1 million compared to $2,460.1 million as of March 31, 2023. Included within backlog as of March 31, 2024 was approximately $1,550.0 million to $1,570.0 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.
The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $6.8 million for the three months ended March 31, 2024 and favorable foreign currency adjustments of $3.0 million for the three months ended March 31, 2023.
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

	Three Months Ended March 31,
	2024	2023
U.S. Dollars per Euro:	1.09	1.07
Results of Operations
Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,
(Amounts in thousands, except percentages)	2024	2023	Change	% Change
Revenue, net	$511,044	$434,074	$76,970	17.7%
Direct service costs, excluding depreciation and amortization	171,492	151,068	20,424	13.5%
Reimbursed out-of-pocket expenses	184,410	152,817	31,593	20.7%
Total direct costs	355,902	303,885	52,017	17.1%
Selling, general and administrative	44,081	38,027	6,054	15.9%
Depreciation	6,631	5,408	1,223	22.6%
Amortization	361	550	(189)	(34.4)%
Total operating expenses	406,975	347,870	59,105	17.0%
Income from operations	104,069	86,204	17,865
Miscellaneous income, net	4,593	687	3,906
Interest income (expense), net	4,120	(861)	4,981
Income before income taxes	112,782	86,030	26,752
Income tax provision	10,191	13,136	(2,945)
Net income	$102,591	$72,894	$29,697
Total revenue
Total revenue increased by $77.0 million to $511.0 million for the three months ended March 31, 2024, from $434.1 million for the three months ended March 31, 2023. The increase for the three months ended March 31, 2024 was broad based, but primarily driven by growth within the Metabolic, Oncology, AVAI and Other uncategorized therapeutic areas, compared to the same period in the prior year.
Total direct costs
Total direct costs increased by $52.0 million, to $355.9 million for the three months ended March 31, 2024 from $303.9 million for the three months ended March 31, 2023. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $31.6 million for the three months ended March 31, 2024, compared to the same period in the prior year. The higher personnel costs portion increased by $20.2 million for the three months ended March 31, 2024, compared to the same periods in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $6.1 million, to $44.1 million for the three months ended March 31, 2024 from $38.0 million for the three months ended March 31, 2023. The increase was primarily attributed to higher personnel costs to support the growth in service activities. The higher personnel costs portion increased by $4.7 million for the three months ended March 31, 2024, compared to the same periods in the prior year.

Depreciation and Amortization
Depreciation and amortization expense increased by $1.0 million to $7.0 million for the three months ended March 31, 2024 from $6.0 million for the three months ended March 31, 2023. The increase in depreciation and amortization was primarily related to increased depreciation related to Property and equipment, net.
Miscellaneous income, net
Miscellaneous income, net increased by $3.9 million to $4.6 million for the three months ended March 31, 2024 from $0.7 million for the three months ended March 31, 2023. These changes were mainly attributable to foreign exchange gains and losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries and from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment and proceeds from the recovery of a note receivable.
Income tax provision
Income tax provision decreased by $2.9 million, to $10.2 million for the three months ended March 31, 2024 from $13.1 million for the three months ended March 31, 2023. The overall effective tax rate for the three months ended March 31, 2024 was 9.0%, compared to an overall effective tax rate of 15.3% for the three months ended March 31, 2023. The decrease in the income tax provision was primarily attributable to an increase in excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Intangible Income (“FDII”) which was partially offset by an increase in pre-tax book income compared to the same period in the prior year. The decrease in the overall effective tax rate for the three months ended March 31, 2024 was primarily attributable to an increase in excess tax benefits recognized from share-based compensation and tax benefits related to FDII compared to the same period in the prior year.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $10.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. As of March 31, 2024, we had cash and cash equivalents of $407.0 million which increased from $245.4 million as of December 31, 2023. Approximately $24.0 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of March 31, 2024.
As of March 31, 2024, we had $10.0 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, including additional lease commitments, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of March 31, 2024, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue decreased by 111 basis points to 1.08% in the three months ended March 31, 2024, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Three Months Ended March 31,
Cash Flows (Amounts in thousands)	2024	2023
Net cash provided by operating activities	$152,677	$80,076
Net cash provided by (used in) investing activities	2,530	(9,503)
Net cash provided by (used in) financing activities	7,660	(52,683)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,306)	767
Increase in cash, cash equivalents and restricted cash	$161,561	$18,657
Cash Flow from Operating Activities
Cash flows from operations are driven mainly by net income, depreciation, stock-based compensation expense, noncash lease expense and net movement in advanced billings, accrued expenses and accounts receivable and unbilled, net. Accounts receivable and unbilled, net and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities was $152.7 million for the three months ended March 31, 2024 beginning with net income of $102.6 million. Adjustments to reconcile net income to net cash provided by operating activities were $11.9 million, primarily related to depreciation of $6.6 million, noncash lease expense of $5.7 million and stock based compensation expense of $4.3 million. Changes in operating assets and liabilities provided $38.2 million in operating cash flows and was primarily driven by increased advanced billings of $56.8 million and decreased accounts receivable and unbilled, net of $19.1 million, partially offset by decreased accrued expenses of $21.1 million and increased prepaid expenses and other current assets of $9.2 million.
Net cash flows provided by operating activities was $80.1 million for the three months ended March 31, 2023 beginning with net income of $72.9 million. Adjustments to reconcile net income to net cash provided by operating activities were $13.6 million, primarily related to stock based compensation expense of $5.4 million, depreciation of $5.4 million and noncash lease expense of $4.8 million. Changes in operating assets and liabilities used $6.5 million in operating cash flows and was primarily driven by increased prepaid expenses and other current assets of $10.2 million, decreased accrued expenses of $9.4 million and decreased lease liabilities of $5.3 million, offset by increased other assets and liabilities, net of $15.0 million and increased accounts payable of $4.5 million.
Cash Flow from Investing Activities
Net cash provided by investing activities was $2.5 million for the three months ended March 31, 2024 primarily consisting of $8.0 million in other investing activity, partially offset by $5.5 million of property and equipment expenditures.
Net cash used in investing activities was $9.5 million for the three months ended March 31, 2023 primarily consisting of property and equipment expenditures.
Cash Flow from Financing Activities
Net cash provided by financing activities was $7.7 million for the three months ended March 31, 2024 related to proceeds from stock option exercises.
Net cash used in financing activities was $52.7 million for the three months ended March 31, 2023 primarily related to $120.1 million in repurchases of common stock and $25.0 million in repayments of the Credit Facility, partially offset by $90.0 million in proceeds related to the Credit Facility and $2.5 million in proceeds from stock option exercises.
Share Repurchases
In the fourth quarter of 2022, the Board approved a stock repurchase program of up to $500.0 million. The Company did not execute any share repurchases during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company repurchased 654,787 shares for $120.1 million. As of March 31, 2024, the Company has remaining authorization of $308.8 million under the repurchase program.

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
Indebtedness
As of March 31, 2024, we had no indebtedness and less than $0.1 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.
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
There have been no significant changes in the critical accounting policies and estimates as previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Effect of Recent Accounting Pronouncements
Refer to Note 1 of the Condensed Consolidated Financial Statements for management’s discussion of the effect of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes from the risk factors previously disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

	Action	Date	Trading Arrangement		Total Shares to be Purchased or Sold	Duration/Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Medpace Investors, LLC [1]	Adopt	February 16, 2024 [2]		X	Up to 50,000 shares to be sold	Good until cancelled
Medpace Investors, LLC [1]	Adopt	February 20, 2024 [3]		X	Up to 50,000 shares to be sold	Good until cancelled
Medpace Investors, LLC [1]	Adopt	February 22, 2024 [4]		X	Up to 100,000 shares to be sold	Good until cancelled
Medpace Investors, LLC [1]	Adopt	February 23, 2024 [5]		X	Up to 156,928 shares to be sold	Good until cancelled
Ashley M. Keating, Director	Adopt	February 26, 2024 [6]		X	Up to 1,972 shares to be sold	The earlier of until cancelled or 180 days from the placement of the limit order
Medpace Investors, LLC [1]	Adopt	February 27, 2024 [7]		X	Up to 100,000 shares to be sold	Good until cancelled
Medpace Investors, LLC [1]	Adopt	February 29, 2024 [8]		X	Up to 100,000 shares to be sold	Good until cancelled
Medpace Investors, LLC [1]	Adopt	March 4, 2024 [9]		X	Up to 100,000 shares to be sold	Good until cancelled
Jesse J. Geiger, President	Adopt	March 4, 2024 [10]		X	Up to 22,321 shares to be sold	March 4, 2024
Medpace Investors, LLC [1]	Adopt	March 6, 2024 [11]		X	Up to 100,000 shares to be sold	Good until cancelled
Medpace Investors, LLC [1]	Adopt	March 7, 2024 [12]		X	Up to 100,000 shares to be sold	Good until cancelled
Susan E. Burwig, Executive Vice President, Operations	Adopt	March 15, 2024 [13]		X	Up to 7,783 shares to be sold	March 15, 2024

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

[2] On February 16, 2024, MPI placed a limit order to sell up to 50,000 shares that were previously acquired through open market purchases.

[3] On February 20, 2024, MPI placed a limit order to sell up to 50,000 shares that were previously acquired through open market purchases.

[4] On February 22, 2024, MPI placed a limit order to sell up to 100,000 shares that were previously acquired through open market purchases.

[5] On February 23, 2024, MPI placed a limit order to sell up to 156,928 shares that were previously acquired through open market purchases.

[6] On February 26, 2024, Ms. Keating placed multiple limit orders at multiple different prices to sell up to 1,972 shares issued to her pursuant to her contemporaneous exercise of stock options. On March 14, 2024, Ms. Keating cancelled her last sell order and executed a sell to cover trade.

[7] On February 27, 2024, MPI placed a limit order to sell up to 100,000 shares that were previously acquired from the Company as part of a transaction with a private equity firm.

[8] On February 29, 2024, MPI placed a limit order to sell up to 100,000 shares that were previously acquired from the Company as part of a transaction with a private equity firm.

[9] On March 4, 2024, MPI placed a limit order to sell up to 100,000 shares that were previously acquired from the Company as part of a transaction with a private equity firm.

[10] On March 4, 2024, Mr. Geiger placed a limit order to sell up to 22,321 shares issued to him pursuant to his contemporaneous exercise of stock options.

[11] On March 6, 2024, MPI placed a limit order to sell up to 100,000 shares that were previously acquired from the Company as part of a transaction with a private equity firm.

[12] On March 7, 2024, MPI placed a limit order to sell up to 100,000 shares that were previously acquired from the Company as part of a transaction with a private equity firm.

[13] On March 15, 2024, Ms. Burwig placed a limit order to sell up to 7,783 shares that were acquired upon the vesting of restricted shares.
Item 6. Exhibits
The exhibits in the accompanying Exhibit Index preceding the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

#10.1	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement					*

#10.2	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Unit Award Grant Notice					*

10.3	Amendment No. 6 dated March 28, 2024 to Loan Documents	8-K	001-37856	10.1	3/29/2024

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: April 23, 2024