Form 10-Q
period 2024-06-30
Medpace Holdings, Inc.
filed 2024-07-23
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	31,001,761 shares outstanding as of July 19, 2024

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As of
	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$510,894	$245,449
Accounts receivable and unbilled, net (includes $2.7 million and $2.4 million with related parties at June 30, 2024 and December 31, 2023, respectively)	301,108	298,400
Prepaid expenses and other current assets (includes $0.3 million with related parties at June 30, 2024 and December 31, 2023)	60,521	49,979
Total current assets	872,523	593,828
Property and equipment, net	122,394	120,589
Operating lease right-of-use assets	134,001	144,801
Goodwill	662,396	662,396
Intangible assets, net	35,087	35,809
Deferred income taxes	75,196	74,435
Other assets	18,451	24,970
Total assets	$1,920,048	$1,656,828
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.4 million and $3.1 million with related parties at June 30, 2024 and December 31, 2023, respectively)	$27,388	$31,869
Accrued expenses	292,659	292,961
Advanced billings (includes $10.8 million and $10.1 million with related parties at June 30, 2024 and December 31, 2023, respectively)	638,417	559,860
Other current liabilities	34,624	40,441
Total current liabilities	993,088	925,131
Operating lease liabilities	131,796	142,122
Deferred income tax liability	2,294	2,404
Other long-term liabilities	29,271	28,221
Total liabilities	1,156,449	1,097,878
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at June 30, 2024 and December 31, 2023; 31,001,549 and 30,752,292 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	310	308
Treasury stock - 70,073 and 70,573 shares at June 30, 2024 and December 31, 2023, respectively	(12,235)	(12,322)
Additional paid-in capital	818,903	802,681
Accumulated deficit	(30,790)	(221,645)
Accumulated other comprehensive loss	(12,589)	(10,072)
Total shareholders’ equity	763,599	558,950
Total liabilities and shareholders’ equity	$1,920,048	$1,656,828

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net (includes $11.2 million and $13.3 million with related parties for the three months ended June 30, 2024 and 2023, respectively, and $24.0 million and $29.1 million with related parties for the six months ended June 30, 2024 and 2023, respectively)	$528,104	$460,868	$1,039,148	$894,942
Operating expenses:
Direct service costs, excluding depreciation and amortization	171,541	158,526	343,033	309,594
Reimbursed out-of-pocket expenses	202,725	178,025	387,135	330,842
Total direct costs	374,266	336,551	730,168	640,436
Selling, general and administrative	41,453	39,404	85,534	77,431
Depreciation	6,874	5,970	13,505	11,378
Amortization	361	550	722	1,100
Total operating expenses	422,954	382,475	829,929	730,345
Income from operations	105,150	78,393	209,219	164,597
Other income (expense), net:
Miscellaneous (expense) income, net	(133)	(1,283)	4,460	(596)
Interest income (expense), net	5,465	(1,366)	9,585	(2,227)
Total other income (expense), net	5,332	(2,649)	14,045	(2,823)
Income before income taxes	110,482	75,744	223,264	161,774
Income tax provision	22,131	14,676	32,322	27,812
Net income	$88,351	$61,068	$190,942	$133,962
Net income per share attributable to common shareholders:
Basic	$2.85	$2.00	$6.17	$4.35
Diluted	$2.75	$1.93	$5.96	$4.20
Weighted average common shares outstanding:
Basic	30,990	30,537	30,917	30,771
Diluted	32,086	31,575	32,046	31,864
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$88,351	$61,068	$190,942	$133,962
Other comprehensive (loss) income
Foreign currency translation adjustments, net of taxes	(548)	120	(2,517)	1,198
Comprehensive income	$87,803	$61,188	$188,425	$135,160
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2022	$309	$(12,497)	$770,794	$(359,827)	$(12,392)	$386,387
Net income				72,894		72,894
Foreign currency translation					1,078	1,078
Stock-based compensation expense			5,438			5,438
Stock options exercised	4		2,459			2,463
Repurchases of common stock	(7)			(120,991)		(120,998)
Re-issuance of treasury stock		175		(175)		—
BALANCE — March 31, 2023	$306	$(12,322)	$778,691	$(408,099)	$(11,314)	$347,262
Net income				61,068		61,068
Foreign currency translation					120	120
Stock-based compensation expense			4,906			4,906
Stock options exercised	1		1,695			1,696
Repurchases of common stock	(1)			(23,991)		(23,992)
BALANCE — June 30, 2023	$306	$(12,322)	$785,292	$(371,022)	$(11,194)	$391,060

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2023	$308	$(12,322)	$802,681	$(221,645)	$(10,072)	$558,950
Net income				102,591		102,591
Foreign currency translation					(1,969)	(1,969)
Stock-based compensation expense			4,310			4,310
Stock options exercised	2		7,658			7,660
Re-issuance of treasury stock		87		(87)		—
BALANCE — March 31, 2024	$310	$(12,235)	$814,649	$(119,141)	$(12,041)	$671,542
Net income				88,351		88,351
Foreign currency translation					(548)	(548)
Stock-based compensation expense			3,588			3,588
Stock options exercised			666			666
BALANCE — June 30, 2024	$310	$(12,235)	$818,903	$(30,790)	$(12,589)	$763,599
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$190,942	$133,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,505	11,378
Amortization	722	1,100
Stock-based compensation expense	7,898	10,344
Noncash lease expense	11,461	9,659
Deferred income tax benefit	(919)	(3,709)
Other	(3,903)	(899)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(2,714)	(21,734)
Prepaid expenses and other current assets	(11,251)	(11,831)
Accounts payable	(2,453)	2,341
Accrued expenses	915	21,259
Advanced billings	78,557	27,828
Lease liabilities	(11,025)	(9,379)
Other assets and liabilities, net	(2,661)	(7,725)
Net cash provided by operating activities	269,074	162,594
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(18,368)	(17,959)
Other	8,108	(11)
Net cash used in investing activities	(10,260)	(17,970)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	8,326	4,127
Repurchases of common stock	—	(144,020)
Proceeds from revolving loan	—	105,000
Payments on revolving loan	—	(100,000)
Net cash provided by (used in) financing activities	8,326	(134,893)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,695)	1,142
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	265,445	10,873
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	245,449	28,265
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$510,894	$39,138
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Acquisition of property and equipment—non-cash	$3,536	$5,848
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2024
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
Share Repurchases

In the fourth quarter of 2022, the Board approved a stock repurchase program of up to $500.0 million. The Company did not execute any share repurchases during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company repurchased 126,281 shares and 781,068 shares for $23.9 million and $144.0 million, respectively. As of June 30, 2024, the Company has remaining authorization of $308.8 million under the repurchase program.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except for earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average shares:
Common shares outstanding	30,990	30,537	30,917	30,771
RSAs	—	21	7	21
Total weighted-average shares	30,990	30,558	30,924	30,792
Earnings per common share—Basic
Net income	$88,351	$61,068	$190,942	$133,962
Less: Undistributed earnings allocated to RSAs	—	(41)	(41)	(90)
Net income available to common shareholders—Basic	$88,351	$61,027	$190,901	$133,872

Net income per common share—Basic	$2.85	$2.00	$6.17	$4.35

Basic weighted-average common shares outstanding	30,990	30,537	30,917	30,771
Effect of diluted shares	1,096	1,038	1,129	1,093
Diluted weighted-average shares outstanding	32,086	31,575	32,046	31,864

Net income per common share—Diluted	$2.75	$1.93	$5.96	$4.20

During the six months ended June 30, 2024, the Company had (in thousands) 4.8 stock options that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the three and six months ended June 30, 2023, the Company had (in thousands) 16.7 stock options that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.
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
The Company does not have material recurring fair value measurements as of June 30, 2024. There were no material transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2024 or June 30, 2023.
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
Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Accounts receivable	$292,189	$275,932
Unbilled receivables	8,919	22,475
Less: allowance for doubtful accounts	—	(7)
Total accounts receivable and unbilled, net	$301,108	$298,400
Contract Liabilities
Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.
Advanced billings consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Advanced billings	$638,417	$559,860
As of June 30, 2024 and December 31, 2023, the Company had approximately $3.2 billion and $2.9 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(141,610)	(140,888)
Total finite-lived intangible assets, net	3,441	4,163
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$35,087	$35,809
As of June 30, 2024, estimated amortization expense of the Company’s intangible assets for each of the next five years is as follows (in thousands):

Amortization
Remainder of 2024	$721
2025	946
2026	620
2027	577
2028	577
$3,441
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Employee compensation and benefits	$64,238	$75,822
Project related reimbursable expenses	219,126	205,864
Other	9,295	11,275
Total accrued expenses	$292,659	$292,961
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
As of June 30, 2024 and December 31, 2023, there were less than $0.1 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility.
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
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$7,903	$6,954	$15,768	$13,635
Variable lease cost	2,735	1,835	5,401	4,172
Supplemental cash flow information related to the leases was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,565	$9,599

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,222	10,061

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	June 30, 2024	December 31, 2023
Operating lease right-of-use assets - related parties	$78,999	$83,065
Operating lease right-of-use assets - non-related parties	55,002	61,736
Operating lease right-of-use assets	$134,001	$144,801

Other current liabilities - related parties	6,021	5,730
Other current liabilities - non-related parties	15,908	16,635
Other current liabilities	$21,929	$22,365

Operating lease liabilities - related parties	87,462	90,568
Operating lease liabilities - non-related parties	44,334	51,554
Operating lease liabilities	131,796	142,122
Total operating lease liabilities	$153,725	$164,487

Weighted Average Remaining Lease Term (years)
Operating leases	9.9	10.0
Weighted Average Discount Rate
Operating leases	5.7%	5.6%
Lease payments due related to lease liabilities as of June 30, 2024 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
Remainder of 2024	$5,728	$8,882	$14,610
2025	11,607	17,231	28,838
2026	11,807	14,207	26,014
2027	10,839	11,108	21,947
2028	8,609	6,320	14,929
Later years	91,669	9,599	101,268
Total lease payments	140,259	67,347	207,606
Less: imputed interest	(46,776)	(7,105)	(53,881)
Total	$93,483	$60,242	$153,725
(9) Shareholder’s Equity and Stock-Based Compensation
The Company granted 2,991 awards to employees under the 2016 Incentive Award Plan during the six months ended June 30, 2024, consisting of 2,491 RSU having five year vesting schedules and 500 RSU having four year vesting schedules. The Company granted an additional 5,718 stock option awards to non-employee directors under the 2016 Incentive Award Plan during the six months ended June 30, 2024. These awards are scheduled to vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

Award Activity
The following table sets forth the Company’s stock option activity:

	Six Months Ended June 30, 2024
	Stock Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,343,287	$100.75
Granted	5,718	$393.30
Exercised	(164,822)	$50.52
Cancelled/Forfeited/Expired	(2,953)	$223.78
Outstanding - end of period	1,181,230	$108.87

Exercisable - end of period	874,891	$90.34
The following table sets forth the Company’s RSA/RSU activity:

Six Months Ended June 30, 2024
Shares/Units
Outstanding and unvested - beginning of period	390,998
Granted	2,991
Vested	(84,435)
Forfeited	(13,053)
Outstanding and unvested - end of period	296,501
Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock-based compensation awards is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total direct costs	$2,308	$2,558	$4,778	$5,498
Selling, general and administrative	1,280	2,348	3,120	4,846
Total stock-based compensation expense	$3,588	$4,906	$7,898	$10,344
(10) Income Taxes
The Company’s effective income tax rate was 20.0% and 19.4% for the three months ended June 30, 2024 and 2023, respectively. The Company's effective income tax rate was 14.5% and 17.2% for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective income tax rate for the three months ended June 30, 2024 and the six months ended June 30, 2024 varied from the U.S. statutory rate of 21% primarily due to the impact of the state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Intangible Income (FDII).

(11) Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of June 30, 2024 and December 31, 2023. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of June 30, 2024.
Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $14.9 million as of June 30, 2024. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2029.
(12) Related Party Transactions
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.3 million at June 30, 2024 and December 31, 2023 and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreement
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $3.9 million and $9.7 million during the three months ended June 30, 2024 and 2023, respectively, and $10.4 million and $23.0 million during the six months ended June 30, 2024 and 2023, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, respectively, the Company had Advanced billings from LIB of $6.4 million and $7.6 million in the condensed consolidated balance sheets. In addition, as of June 30, 2024 and December 31, 2023, respectively, the Company had Accounts receivable and unbilled, net from LIB of $0.4 million and $0.5 million in the condensed consolidated balance sheets.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $7.3 million and $3.6 million during the three months ended June 30, 2024 and 2023, respectively, and $13.6 million and $6.1 million during the six months ended June 30, 2024 and 2023, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, respectively, the Company had Advanced billings from CinRx of $4.4 million and $2.5 million in the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023 the Company had Accounts receivable and unbilled, net from CinRx of $2.3 million and $1.9 million, respectively, in the condensed consolidated balance sheets. In addition, as of June 30, 2024 and December 31, 2023 the Company had Prepaid expenses and other current assets with CinRx of $0.3 million and $0.2 million, respectively, in the condensed consolidated balance sheets.
The Summit Hotel (“The Summit”)
The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. Medpace incurred expenses of $0.1 million during the three months ended June 30, 2024 and 2023, and $0.2 million during the six months ended June 30, 2024 and 2023 at The Summit.

Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through December 2032 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2024 and 2023 was $0.7 million. Operating lease cost recognized for the six months ended June 30, 2024 and 2023 was $1.4 million and $1.3 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2024 and December 31, 2023 were $18.5 million and $19.3 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2024 were $1.6 million and $17.3 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $1.5 million and $18.1 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2024 and 2023 was $1.4 million. Operating lease cost recognized for the six months ended June 30, 2024 and 2023 was $2.8 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2024 and December 31, 2023 were $51.0 million and $51.9 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2024 were $1.4 million and $62.8 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $1.3 million and $63.5 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2024 and 2023 was $0.7 million. Operating lease cost recognized for the six months ended June 30, 2024 and 2023 was $1.3 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2024 and December 31, 2023 were $7.5 million and $8.5 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2024 were $2.1 million and $5.3 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $2.1 million and $6.4 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. In the first quarter of 2024, the Company reduced the lease term in connection with a plan to replace the leased office beginning in early 2025. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2024 and 2023 was $0.8 million and $0.2 million. Operating lease cost recognized for the six months ended June 30, 2024 and 2023 was $1.5 million and $0.5 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2024 and December 31, 2023 were $2.0 million and $3.4 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2024 were $0.9 million and $2.0 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $0.9 million and $2.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by private aviation charter companies which is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.7 million and $0.4 million during the three months ended June 30, 2024 and 2023, respectively, and $1.0 million and $0.8 million during the six months ended June 30, 2024 and 2023, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the Company had Accounts payable to the Aircraft Management Company of $0.3 million and $0.4 million, respectively, in the condensed consolidated balance sheets.
(13) Entity Wide Disclosures
Revenue by Category
The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Therapeutic Area
Oncology	$162,952	$147,089	$318,150	$289,040
Other	112,432	101,055	220,832	188,159
Metabolic	106,302	87,860	209,941	174,700
Cardiology	60,699	51,130	116,336	97,747
Central Nervous System	46,519	37,726	90,655	76,423
AVAI	39,200	36,008	83,234	68,873
Total revenue	$528,104	$460,868	$1,039,148	$894,942

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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 5,800 employees across 42 countries as of June 30, 2024, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.
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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $551.0 million and $1,166.5 million for the three and six months ended June 30, 2024, respectively. Net new business awards were $574.8 million and $1,130.6 million for the three and six months ended June 30, 2023, respectively.
Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of June 30, 2024, our backlog increased by $353.0 million, or 13.7%, to $2,924.9 million compared to $2,571.9 million as of June 30, 2023. Included within backlog as of June 30, 2024 was approximately $1,575.0 million to $1,595.0 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.
The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $1.2 million for the three months ended June 30, 2024; unfavorable foreign currency adjustments of $8.0 million for the six months ended June 30, 2024; favorable foreign currency adjustments of $0.9 million for the three months ended June 30, 2023; and favorable foreign currency adjustments of $3.9 million for the six months ended June 30, 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S. Dollars per Euro:	1.08	1.09	1.08	1.08
Results of Operations
Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2024	2023	Change	% Change
Revenue, net	$528,104	$460,868	$67,236	14.6%
Direct service costs, excluding depreciation and amortization	171,541	158,526	13,015	8.2%
Reimbursed out-of-pocket expenses	202,725	178,025	24,700	13.9%
Total direct costs	374,266	336,551	37,715	11.2%
Selling, general and administrative	41,453	39,404	2,049	5.2%
Depreciation	6,874	5,970	904	15.1%
Amortization	361	550	(189)	(34.4)%
Total operating expenses	422,954	382,475	40,479	10.6%
Income from operations	105,150	78,393	26,757
Miscellaneous expense, net	(133)	(1,283)	1,150
Interest income (expense), net	5,465	(1,366)	6,831
Income before income taxes	110,482	75,744	34,738
Income tax provision	22,131	14,676	7,455
Net income	$88,351	$61,068	$27,283

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
(Amounts in thousands, except percentages)	2024	2023	Change	% Change
Revenue, net	$1,039,148	$894,942	$144,206	16.1%
Direct service costs, excluding depreciation and amortization	343,033	309,594	33,439	10.8%
Reimbursed out-of-pocket expenses	387,135	330,842	56,293	17.0%
Total direct costs	730,168	640,436	89,732	14.0%
Selling, general and administrative	85,534	77,431	8,103	10.5%
Depreciation	13,505	11,378	2,127	18.7%
Amortization	722	1,100	(378)	(34.4)%
Total operating expenses	829,929	730,345	99,584	13.6%
Income from operations	209,219	164,597	44,622
Miscellaneous income (expense), net	4,460	(596)	5,056
Interest income (expense), net	9,585	(2,227)	11,812
Income before income taxes	223,264	161,774	61,490
Income tax provision	32,322	27,812	4,510
Net income	$190,942	$133,962	$56,980
Total revenue
Total revenue increased by $67.2 million to $528.1 million for the three months ended June 30, 2024, from $460.9 million for the three months ended June 30, 2023. Total revenue increased by $144.2 million to $1,039.1 million for the six months ended June 30, 2024, from $894.9 million for the six months ended June 30, 2023. The increase for the three and six months ended June 30, 2024 was broad based, but primarily driven by growth within the Metabolic, Oncology and Other uncategorized therapeutic areas, compared to the same period in the prior year.
Total direct costs
Total direct costs increased by $37.7 million, to $374.3 million for the three months ended June 30, 2024 from $336.6 million for the three months ended June 30, 2023. Total direct costs increased by $89.7 million, to $730.2 million for the six months ended June 30, 2024 from $640.4 million for the six months ended June 30, 2023. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $24.7 million and $56.3 million for the three and six months ended June 30, 2024, compared to the same period in the prior year. The higher personnel costs portion increased by $12.0 million and $32.2 million for the three and six months ended June 30, 2024, compared to the same periods in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $2.0 million, to $41.5 million for the three months ended June 30, 2024 from $39.4 million for the three months ended June 30, 2023. Selling, general and administrative expenses increased by $8.1 million, to $85.5 million for the six months ended June 30, 2024 from $77.4 million for the six months ended June 30, 2023. The increase was primarily attributed to higher personnel costs to support the growth in service activities. The higher personnel costs portion increased by $2.7 million and $7.4 million for the three and six months ended June 30, 2024, compared to the same periods in the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased by $0.7 million, to $7.2 million for the three months ended June 30, 2024 from $6.5 million for the three months ended June 30, 2023. Depreciation and amortization expense increased by $1.7 million, to $14.2 million for the six months ended June 30, 2024 from $12.5 million for the six months ended June 30, 2023. The increase was primarily related to increased depreciation related to Property and equipment, net, compared to the same periods in the prior year.

Miscellaneous income (expense), net

Miscellaneous income (expense), net changed by $1.2 million to $0.1 million of expense for the three months ended June 30, 2024 from $1.3 million of expense for the three months ended June 30, 2023. Miscellaneous income (expense), net changed by $5.1 million to $4.5 million of income for the six months ended June 30, 2024 from $0.6 million of expense for the six months ended June 30, 2023. These changes were mainly attributable to foreign exchange gains and losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries and from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment, third-party investment gains or losses and proceeds from the recovery of a note receivable.
Interest income (expense), net
Interest income (expense), net changed by $6.8 million to $5.5 million of income for the three months ended June 30, 2024 from $1.4 million of expense for the three months ended June 30, 2023. Interest income (expense), net changed by $11.8 million to $9.6 million of income for the six months ended June 30, 2024 from $2.2 million of expense for the six months ended June 30, 2023. These changes were mainly attributable to increased interest income on Cash and cash equivalents, including restricted cash and a reduction in short-term debt, compared to the same periods in the prior year.
Income tax provision
Income tax provision increased by $7.5 million, to $22.1 million for the three months ended June 30, 2024 from $14.7 million for the three months ended June 30, 2023. Income tax provision increased by $4.5 million, to $32.3 million for the six months ended June 30, 2024 from $27.8 million for the six months ended June 30, 2023. The overall effective tax rate for the three months ended June 30, 2024 was 20.0%, compared to an overall effective tax rate of 19.4% for the three months ended June 30, 2023. The overall effective tax rate for the six months ended June 30, 2024 was 14.5% compared to an overall effective tax rate of 17.2% for the six months ended June 30, 2023. The increase in the income tax provision and overall effective tax rate for the three months ended June 30, 2024 was primarily attributable to an increase in pre-tax book income and a decrease in excess tax benefits recognized from share-based compensation, which was partially offset by an increase in tax benefits related to Foreign Derived Intangible Income (FDII) compared to the same period in the prior year. The increase in the income tax provision for the six months ended June 30, 2024 was primarily attributable to an increase in pre-tax book income, which was partially offset by an increase in excess tax benefits recognized from share-based compensation and tax benefits related to FDII compared to the same period in the prior year. The decrease in the overall effective tax rate for the six months ended June 30, 2024 was primarily attributable to an increase in excess tax benefits recognized from share-based compensation and tax benefits related to FDII compared to the same period in the prior year.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $10.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. As of June 30, 2024, we had cash and cash equivalents of $510.9 million which increased from $245.4 million as of December 31, 2023. Approximately $20.6 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of June 30, 2024.
As of June 30, 2024, we had $10.0 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, including additional lease commitments, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of June 30, 2024, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue decreased by 24 basis points to 1.77% in the six months ended June 30, 2024, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Six Months Ended June 30,
Cash Flows (Amounts in thousands)	2024	2023
Net cash provided by operating activities	$269,074	$162,594
Net cash used in investing activities	(10,260)	(17,970)
Net cash provided by (used in) financing activities	8,326	(134,893)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,695)	1,142
Increase in cash, cash equivalents and restricted cash	$265,445	$10,873
Cash Flow from Operating Activities
Cash flows from operations are driven mainly by net income, depreciation, noncash lease expense, stock-based compensation expense, and net movement in advanced billings and accounts receivable and unbilled, net. Advanced billings and accounts receivable and unbilled, net fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities was $269.1 million for the six months ended June 30, 2024 beginning with net income of $190.9 million. Adjustments to reconcile net income to net cash provided by operating activities were $28.8 million, primarily related to depreciation of $13.5 million, noncash lease expense of 11.5 million and stock-based compensation expense of $7.9 million. Changes in operating assets and liabilities provided $49.4 million in operating cash flows and was primarily driven by increased advanced billings of $78.6 million, partially offset by increased prepaid expenses and other current assets of $11.3 million and decreased lease liabilities of $11.0 million.
Net cash flows provided by operating activities was $162.6 million for the six months ended June 30, 2023 beginning with net income of $134.0 million. Adjustments to reconcile net income to net cash provided by operating activities were $27.9 million, primarily related to deprecation of $11.4 million, stock-based compensation expense of $10.3 million and noncash lease expense of $9.7 million. Changes in operating assets and liabilities provided $0.7 million in operating cash flows and was primarily driven by increased advanced billings of $27.8 million and increased accrued expenses of $21.3 million, partially offset by increased accounts receivable and unbilled, net of $21.7 million and increased prepaid expenses and other current assets of $11.8 million.
Cash Flow from Investing Activities
Net cash used in investing activities was $10.3 million for the six months ended June 30, 2024 primarily consisting of property and equipment expenditures of $18.4 million, partially offset by $8.1 million in other investing activity.
Net cash used in investing activities was $18.0 million for the six months ended June 30, 2023 primarily consisting of property and equipment expenditures.
Cash Flow from Financing Activities
Net cash provided by financing activities was $8.3 million for the six months ended June 30, 2024 related to proceeds from stock option exercises.
Net cash used in financing activities was $134.9 million for the six months ended June 30, 2023 primarily related to $144.0 million in repurchases of common stock and $100.0 million in repayments of the Credit Facility, partially offset by $105.0 million in proceeds related to the Credit Facility and $4.1 million in proceeds from stock option exercises.
Share Repurchases
In the fourth quarter of 2022, the Board approved a stock repurchase program of up to $500.0 million. The Company did not execute any share repurchases during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company repurchased 126,281 shares and 781,068 shares for $23.9 million and $144.0 million, respectively. As of June 30, 2024, the Company has remaining authorization of $308.8 million under the repurchase program.

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
Indebtedness
As of June 30, 2024, we had no indebtedness and less than $0.1 million in letters of credit outstanding related to certain operating lease obligations, which are secured by the Credit Facility. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.
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
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d) -15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

	Action	Date	Trading Arrangement		Total Shares to be Purchased or Sold	Duration/Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
August J. Troendle, Chief Executive Officer and Chairman of the Board	Adopt	April 25, 2024 [1]		X	Up to 190,000 shares to be sold	Good until cancelled
August J. Troendle, Chief Executive Officer and Chairman of the Board	Modify	May 22, 2024 [2]		X	Up to 190,000 shares to be sold	Good until cancelled
August J. Troendle, Chief Executive Officer and Chairman of the Board	Terminate	May 30, 2024 [3]		X	Up to 190,000 shares to be sold	Good until cancelled
Susan E. Burwig, Executive Vice President, Operations	Adopt	June 5, 2024 [4]		X	Up to 7,681 shares to be sold	The earlier of until cancelled or 180 days from the placement of the limit order
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

[1] On April 25, 2024, August J. Troendle placed a limit order to sell up to 190,000 shares that were previously acquired through various stock option exercises. Between April 25, 2024 and May 21, 2024, Mr. Troendle sold 142,250 shares pursuant to the limit order.

[2] On May 22, 2024, August J. Troendle changed the price limit for sales under the limit order originally adopted on April 25, 2024.

[3] On May 30, 2024, August J. Troendle terminated the limit order originally adopted on April 25, 2024.

[4] On June 5, 2024, Ms. Burwig placed a limit order to sell up to 7,681 shares that were acquired upon the vesting of restricted shares.
Item 6. Exhibits
The exhibits in the accompanying Exhibit Index preceding the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	001-37856	3.1	5/21/2024

3.2	Second Amended and Restated Bylaws	8-K	001-37856	3.2	5/21/2024

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

/s/ Kevin M. Brady
Kevin M. Brady
Chief Financial Officer (Principal Financial Officer)
Date: July 23, 2024