Form 10-Q
period 2024-09-30
Medpace Holdings, Inc.
filed 2024-10-22
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	31,081,601 shares outstanding as of October 18, 2024

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As of
	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$656,900	$245,449
Accounts receivable and unbilled, net (includes $9.9 million and $2.4 million with related parties at September 30, 2024 and December 31, 2023, respectively)	311,466	298,400
Prepaid expenses and other current assets (includes $0.3 million with related parties at December 31, 2023)	64,229	49,979
Total current assets	1,032,595	593,828
Property and equipment, net	124,058	120,589
Operating lease right-of-use assets	130,547	144,801
Goodwill	662,396	662,396
Intangible assets, net	34,727	35,809
Deferred income taxes	76,683	74,435
Other assets	23,055	24,970
Total assets	$2,084,061	$1,656,828
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.2 million and $3.1 million with related parties at September 30, 2024 and December 31, 2023, respectively)	$26,201	$31,869
Accrued expenses	306,868	292,961
Advanced billings (includes $12.8 million and $10.1 million with related parties at September 30, 2024 and December 31, 2023, respectively)	670,939	559,860
Other current liabilities	37,346	40,441
Total current liabilities	1,041,354	925,131
Operating lease liabilities	128,277	142,122
Deferred income tax liability	2,289	2,404
Other long-term liabilities	30,702	28,221
Total liabilities	1,202,622	1,097,878
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at September 30, 2024 and December 31, 2023; 31,081,601 and 30,752,292 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	311	308
Treasury stock - 70,073 and 70,573 shares at September 30, 2024 and December 31, 2023, respectively	(12,235)	(12,322)
Additional paid-in capital	836,903	802,681
Retained earnings (Accumulated deficit)	65,636	(221,645)
Accumulated other comprehensive loss	(9,176)	(10,072)
Total shareholders’ equity	881,439	558,950
Total liabilities and shareholders’ equity	$2,084,061	$1,656,828

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net (includes $15.5 million with related parties for the three months ended September 30, 2024 and 2023, and $39.5 million and $44.6 million with related parties for the nine months ended September 30, 2024 and 2023, respectively)	$533,317	$492,499	$1,572,465	$1,387,441
Operating expenses:
Direct service costs, excluding depreciation and amortization	171,540	164,364	514,573	473,958
Reimbursed out-of-pocket expenses	192,769	194,942	579,904	525,784
Total direct costs	364,309	359,306	1,094,477	999,742
Selling, general and administrative	49,217	41,407	134,751	118,838
Depreciation	7,158	6,329	20,663	17,707
Amortization	360	549	1,082	1,649
Total operating expenses	421,044	407,591	1,250,973	1,137,936
Income from operations	112,273	84,908	321,492	249,505
Other income (expense), net:
Miscellaneous (expense) income, net	(1,025)	(1,602)	3,435	(2,198)
Interest income (expense), net	7,528	(105)	17,113	(2,332)
Total other income (expense), net	6,503	(1,707)	20,548	(4,530)
Income before income taxes	118,776	83,201	342,040	244,975
Income tax provision	22,350	12,651	54,672	40,463
Net income	$96,426	$70,550	$287,368	$204,512
Net income per share attributable to common shareholders:
Basic	$3.11	$2.30	$9.28	$6.65
Diluted	$3.01	$2.22	$8.96	$6.42
Weighted average common shares outstanding:
Basic	31,047	30,629	30,960	30,723
Diluted	32,088	31,762	32,060	31,839
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$96,426	$70,550	$287,368	$204,512
Other comprehensive income (loss)
Foreign currency translation adjustments, net of taxes	3,413	(1,676)	896	(478)
Comprehensive income	$99,839	$68,874	$288,264	$204,034
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2022	$309	$(12,497)	$770,794	$(359,827)	$(12,392)	$386,387
Net income				72,894		72,894
Foreign currency translation					1,078	1,078
Stock-based compensation expense			5,438			5,438
Stock options exercised	4		2,459			2,463
Repurchases of common stock	(7)			(120,991)		(120,998)
Re-issuance of treasury stock		175		(175)		—
BALANCE — March 31, 2023	$306	$(12,322)	$778,691	$(408,099)	$(11,314)	$347,262
Net income				61,068		61,068
Foreign currency translation					120	120
Stock-based compensation expense			4,906			4,906
Stock options exercised	1		1,695			1,696
Repurchases of common stock	(1)			(23,991)		(23,992)
BALANCE — June 30, 2023	$306	$(12,322)	$785,292	$(371,022)	$(11,194)	$391,060
Net income				70,550		70,550
Foreign currency translation					(1,676)	(1,676)
Stock-based compensation expense			5,007			5,007
Stock options exercised	1		5,695			5,696
Repurchases of common stock				275		275
BALANCE — September 30, 2023	$307	$(12,322)	$795,994	$(300,197)	$(12,870)	$470,912

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2023	$308	$(12,322)	$802,681	$(221,645)	$(10,072)	$558,950
Net income				102,591		102,591
Foreign currency translation					(1,969)	(1,969)
Stock-based compensation expense			4,310			4,310
Stock options exercised	2		7,658			7,660
Re-issuance of treasury stock		87		(87)		—
BALANCE — March 31, 2024	$310	$(12,235)	$814,649	$(119,141)	$(12,041)	$671,542
Net income				88,351		88,351
Foreign currency translation					(548)	(548)
Stock-based compensation expense			3,588			3,588
Stock options exercised			666			666
BALANCE — June 30, 2024	$310	$(12,235)	$818,903	$(30,790)	$(12,589)	$763,599
Net income				96,426		96,426
Foreign currency translation					3,413	3,413
Stock-based compensation expense			11,727			11,727
Stock options exercised	1		6,273			6,274
BALANCE — September 30, 2024	$311	$(12,235)	$836,903	$65,636	$(9,176)	$881,439
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$287,368	$204,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,663	17,707
Amortization	1,082	1,649
Stock-based compensation expense	19,625	15,351
Noncash lease expense	17,305	14,579
Deferred income tax benefit	(2,433)	(11,308)
Other	(3,836)	821
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(13,032)	(39,314)
Prepaid expenses and other current assets	(11,108)	(8,954)
Accounts payable	(3,029)	(921)
Accrued expenses	13,933	54,923
Advanced billings	111,079	56,026
Lease liabilities	(15,417)	(14,433)
Other assets and liabilities, net	(4,051)	(13,659)
Net cash provided by operating activities	418,149	276,979
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(28,905)	(26,662)
Other	8,159	30
Net cash used in investing activities	(20,746)	(26,632)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	14,600	9,855
Repurchases of common stock	—	(144,020)
Proceeds from revolving loan	—	105,000
Payments on revolving loan	—	(155,000)
Net cash provided by (used in) financing activities	14,600	(184,165)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(552)	760
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	411,451	66,942
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	245,449	28,265
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$656,900	$95,207
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Acquisition of property and equipment—non-cash	$2,685	$4,704
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2024
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
Share Repurchases

In the fourth quarter of 2022, the Board approved a stock repurchase program of up to $500.0 million. The Company did not execute any share repurchases during the three and nine months ended September 30, 2024. The Company did not execute any share repurchases during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased 781,068 shares for $144.0 million. As of September 30, 2024, the Company has remaining authorization of $308.8 million under the repurchase program.
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which requires entities to enhance disclosures around segment reporting. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt the standard in the fourth quarter of 2024 by adding additional segment related disclosures to the consolidated financial statement footnotes.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except for earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-average shares:
Common shares outstanding	31,047	30,629	30,960	30,723
RSAs	—	21	4	21
Total weighted-average shares	31,047	30,650	30,964	30,744
Earnings per common share—Basic
Net income	$96,426	$70,550	$287,368	$204,512
Less: Undistributed earnings allocated to RSAs	—	(48)	(41)	(138)
Net income available to common shareholders—Basic	$96,426	$70,502	$287,327	$204,374

Net income per common share—Basic	$3.11	$2.30	$9.28	$6.65

Basic weighted-average common shares outstanding	31,047	30,629	30,960	30,723
Effect of diluted shares	1,041	1,133	1,100	1,116
Diluted weighted-average shares outstanding	32,088	31,762	32,060	31,839

Net income per common share—Diluted	$3.01	$2.22	$8.96	$6.42

During the three and nine months ended September 30, 2024, the Company had (in thousands) 5.6 and 80.2 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the nine months ended September 30, 2023, the Company had (in thousands) 0.6 stock options that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.
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
The Company does not have material recurring fair value measurements as of September 30, 2024. There were no material transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2024 and September 30, 2023.
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
Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Accounts receivable	$304,754	$275,932
Unbilled receivables	6,712	22,475
Less: allowance for doubtful accounts	—	(7)
Total accounts receivable and unbilled, net	$311,466	$298,400
Contract Liabilities
Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.
Advanced billings consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Advanced billings	$670,939	$559,860
As of September 30, 2024 and December 31, 2023, the Company had approximately $3.5 billion and $2.9 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(141,970)	(140,888)
Total finite-lived intangible assets, net	3,081	4,163
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$34,727	$35,809
As of September 30, 2024, estimated amortization expense of the Company’s intangible assets for each of the next five years is as follows (in thousands):

Amortization
Remainder of 2024	$361
2025	946
2026	620
2027	577
2028	577
$3,081
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Employee compensation and benefits	$77,927	$75,822
Project related reimbursable expenses	219,542	205,864
Other	9,399	11,275
Total accrued expenses	$306,868	$292,961
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
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$7,959	$7,002	$23,727	$20,637
Variable lease cost	2,904	2,372	8,305	6,544
Supplemental cash flow information related to the leases was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,232	$14,883

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,222	20,412

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	September 30, 2024	December 31, 2023
Operating lease right-of-use assets - related parties	$76,954	$83,065
Operating lease right-of-use assets - non-related parties	53,593	61,736
Operating lease right-of-use assets	$130,547	$144,801

Other current liabilities - related parties	6,164	5,730
Other current liabilities - non-related parties	17,452	16,635
Other current liabilities	$23,616	$22,365

Operating lease liabilities - related parties	85,884	90,568
Operating lease liabilities - non-related parties	42,393	51,554
Operating lease liabilities	128,277	142,122
Total operating lease liabilities	$151,893	$164,487

Weighted Average Remaining Lease Term (years)
Operating leases	9.7	10.0
Weighted Average Discount Rate
Operating leases	5.7%	5.6%
Lease payments due related to lease liabilities as of September 30, 2024 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
Remainder of 2024	$2,875	$5,599	$8,474
2025	11,607	18,054	29,661
2026	11,807	14,811	26,618
2027	10,839	11,533	22,372
2028	8,609	6,524	15,133
Later years	91,669	10,017	101,686
Total lease payments	137,406	66,538	203,944
Less: imputed interest	(45,358)	(6,693)	(52,051)
Total	$92,048	$59,845	$151,893
As of September 30, 2024, we have additional leases with contractual obligations, which have not yet commenced, including future payments of $4.8 million.
(9) Shareholder’s Equity and Stock-Based Compensation
The Company granted 191,776 awards to employees under the 2016 Incentive Award Plan during the nine months ended September 30, 2024, consisting of 116,626 RSU and 24,650 stock option awards having five year vesting schedules, 500 RSU having four year vesting schedules and 50,000 stock option awards that vested upon issuance. The Company granted an additional 6,542 stock option awards to non-employee directors under the 2016 Incentive Award Plan during the nine months ended September 30, 2024. These awards are scheduled to vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

Award Activity
The following table sets forth the Company’s stock option activity:

	Nine Months Ended September 30, 2024
	Stock Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,343,287	$100.75
Granted	81,192	$378.45
Exercised	(235,451)	$62.01
Cancelled/Forfeited/Expired	(4,953)	$191.17
Outstanding - end of period	1,184,075	$127.12

Exercisable - end of period	854,262	$107.24
The following table sets forth the Company’s RSA/RSU activity:

Nine Months Ended September 30, 2024
Shares/Units
Outstanding and unvested - beginning of period	390,998
Granted	117,126
Vested	(93,858)
Forfeited	(21,186)
Outstanding and unvested - end of period	393,080
Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock-based compensation awards is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total direct costs	$2,787	$2,745	$7,565	$8,243
Selling, general and administrative	8,940	2,262	12,060	7,108
Total stock-based compensation expense	$11,727	$5,007	$19,625	$15,351
(10) Income Taxes
The Company’s effective income tax rate was 18.8% and 15.2% for the three months ended September 30, 2024 and 2023, respectively. The Company's effective income tax rate was 16.0% and 16.5% for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective income tax rate for the three months ended September 30, 2024 and the nine months ended September 30, 2024 varied from the U.S. statutory rate of 21% primarily due to the impact of the state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Intangible Income (FDII).

(11) Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of September 30, 2024 and December 31, 2023. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of September 30, 2024.
Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $15.9 million as of September 30, 2024. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2029.
(12) Related Party Transactions
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.3 million at September 30, 2024 and December 31, 2023, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreement
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $8.3 million and $10.1 million during the three months ended September 30, 2024 and 2023, respectively, and $18.7 million and $33.1 million during the nine months ended September 30, 2024 and 2023, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, respectively, the Company had Advanced billings from LIB of $7.2 million and $7.6 million in the condensed consolidated balance sheets. In addition, as of September 30, 2024 and December 31, 2023, respectively, the Company had Accounts receivable and unbilled, net from LIB of $8.3 million and $0.5 million in the condensed consolidated balance sheets.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $7.2 million and $5.3 million during the three months ended September 30, 2024 and 2023, respectively, and $20.8 million and $11.4 million during the nine months ended September 30, 2024 and 2023, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, respectively, the Company had Advanced billings from CinRx of $5.6 million and $2.5 million in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023 the Company had Accounts receivable and unbilled, net from CinRx of $1.6 million and $1.9 million, respectively, in the condensed consolidated balance sheets. In addition, as of September 30, 2024 and December 31, 2023 the Company had Prepaid expenses and other current assets with CinRx of less than $0.1 million and $0.2 million, respectively, in the condensed consolidated balance sheets.
The Summit Hotel (“The Summit”)
The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. Medpace incurred expenses of $0.1 million during the three months ended September 30, 2024 and 2023, and $0.3 million during the nine months ended September 30, 2024 and 2023 at The Summit.

Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through December 2032 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2024 and 2023 was $0.7 million. Operating lease cost recognized for the nine months ended September 30, 2024 and 2023 was $2.1 million and $2.0 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2024 and December 31, 2023 were $18.1 million and $19.3 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2024 were $1.6 million and $16.9 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $1.5 million and $18.1 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2024 and 2023 was $1.5 million. Operating lease cost recognized for the nine months ended September 30, 2024 and 2023 was $4.3 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2024 and December 31, 2023 were $50.6 million and $51.9 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2024 were $1.5 million and $62.4 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $1.3 million and $63.5 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2024 and 2023 was $0.6 million. Operating lease cost recognized for the nine months ended September 30, 2024 and 2023 was $1.9 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2024 and December 31, 2023 were $6.9 million and $8.5 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2024 were $2.2 million and $4.8 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $2.1 million and $6.4 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. In the first quarter of 2024, the Company reduced the lease term in connection with a plan to replace the leased office beginning in early 2025. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2024 and 2023 was $0.7 million and $0.3 million, respectively. Operating lease cost recognized for the nine months ended September 30, 2024 and 2023 was $2.2 million and $0.8 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2024 and December 31, 2023 were $1.4 million and $3.4 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2024 were $0.9 million and $1.8 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $0.9 million and $2.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by private aviation charter companies which is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.4 million and $0.7 million during the three months ended September 30, 2024 and 2023, respectively, and $1.4 million and $1.5 million during the nine months ended September 30, 2024 and 2023, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the Company had Accounts payable to the Aircraft Management Company of $0.1 million and $0.4 million, respectively, in the condensed consolidated balance sheets.
(13) Entity Wide Disclosures
Revenue by Category
The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Therapeutic Area
Oncology	$164,917	$149,326	$483,067	$438,366
Metabolic	124,733	103,118	334,674	277,818
Other	107,371	106,160	328,203	294,319
Cardiology	55,814	44,360	172,150	142,107
Central Nervous System	42,098	43,989	132,753	120,412
AVAI	38,384	45,546	121,618	114,419
Total revenue	$533,317	$492,499	$1,572,465	$1,387,441

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, are forward looking statements. Forward looking statements include, without limitation, statements regarding our results of operations; financial position and performance; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; general economic conditions, including inflation and other pricing pressures that could decrease our operating margins; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” “opportunity,” “may,” “could,” “outlook,” “can,” “trend,” “might,” “drives,” “hope,” “potential,” “project,” “predict,” and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based largely on our current expectations and projections about future events and financial or other trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Any forward-looking statement speaks only as of the date it is made. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. We caution you therefore against relying on these forward-looking statements.
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

We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 5,900 employees across 43 countries as of September 30, 2024, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.
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
Revenue, which is distinct from billing and cash receipt, is recognized based on the satisfaction of the individual performance obligations identified in each contract. Substantially all of our customer contracts consist of a single performance obligation, as the promise to transfer the individual services defined in the contracts are not separately identifiable from other promises in the contract, and therefore not distinct. Our performance obligations are generally satisfied over time and recognized as services are performed. The progression of our contract performance obligations are measured primarily utilizing the input method of cost to cost. Cancellation provisions in our contracts allow our customers to terminate a contract either immediately or according to advance notice terms specified within the applicable contract, which is typically 30 days. Contract cancellation may occur for various reasons, including, but not limited to, adverse patient reactions, lack of efficacy, or inadequate patient enrollment. Upon cancellation, we are entitled to fees for services rendered through the date of termination, including payment for subsequent services necessary to conclude the study or close out the contract. These fees are typically discussed and agreed upon with the customer and are realized as revenue when we believe the amount can be estimated reliably and its realization is probable. Changes in revenue from period to period are driven primarily by new business volume and task order execution activity, project cancellations, and the mix of active studies during a given period that can vary based on therapeutic area and/or study life cycle stage.
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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $533.7 million and $1,700.3 million for the three and nine months ended September 30, 2024, respectively. Net new business awards were $611.5 million and $1,742.1 million for the three and nine months ended September 30, 2023, respectively.
Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of September 30, 2024, our backlog increased by $237.9 million, or 8.8%, to $2,927.4 million compared to $2,689.5 million as of September 30, 2023. Included within backlog as of September 30, 2024 was approximately $1,610.0 million to $1,630.0 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.
The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $5.8 million for the three months ended September 30, 2024; unfavorable foreign currency adjustments of $2.2 million for the nine months ended September 30, 2024; favorable foreign currency adjustments of $1.3 million for the three months ended September 30, 2023; and favorable foreign currency adjustments of $5.3 million for the nine months ended September 30, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S. Dollars per Euro:	1.10	1.09	1.09	1.08
Results of Operations
Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2024	2023	Change	% Change
Revenue, net	$533,317	$492,499	$40,818	8.3%
Direct service costs, excluding depreciation and amortization	171,540	164,364	7,176	4.4%
Reimbursed out-of-pocket expenses	192,769	194,942	(2,173)	(1.1)%
Total direct costs	364,309	359,306	5,003	1.4%
Selling, general and administrative	49,217	41,407	7,810	18.9%
Depreciation	7,158	6,329	829	13.1%
Amortization	360	549	(189)	(34.4)%
Total operating expenses	421,044	407,591	13,453	3.3%
Income from operations	112,273	84,908	27,365
Miscellaneous expense, net	(1,025)	(1,602)	577
Interest income (expense), net	7,528	(105)	7,633
Income before income taxes	118,776	83,201	35,575
Income tax provision	22,350	12,651	9,699
Net income	$96,426	$70,550	$25,876

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
(Amounts in thousands, except percentages)	2024	2023	Change	% Change
Revenue, net	$1,572,465	$1,387,441	$185,024	13.3%
Direct service costs, excluding depreciation and amortization	514,573	473,958	40,615	8.6%
Reimbursed out-of-pocket expenses	579,904	525,784	54,120	10.3%
Total direct costs	1,094,477	999,742	94,735	9.5%
Selling, general and administrative	134,751	118,838	15,913	13.4%
Depreciation	20,663	17,707	2,956	16.7%
Amortization	1,082	1,649	(567)	(34.4)%
Total operating expenses	1,250,973	1,137,936	113,037	9.9%
Income from operations	321,492	249,505	71,987
Miscellaneous income (expense), net	3,435	(2,198)	5,633
Interest income (expense), net	17,113	(2,332)	19,445
Income before income taxes	342,040	244,975	97,065
Income tax provision	54,672	40,463	14,209
Net income	$287,368	$204,512	$82,856
Total revenue
Total revenue increased by $40.8 million to $533.3 million for the three months ended September 30, 2024, from $492.5 million for the three months ended September 30, 2023. Total revenue increased by $185.0 million to $1,572.5 million for the nine months ended September 30, 2024, from $1,387.4 million for the nine months ended September 30, 2023. The increase for the three months ended September 30, 2024 was primarily driven by growth within the Metabolic, Oncology and Cardiology therapeutic areas, compared to the same period in the prior year. The increase for the nine months ended September 30, 2024 was broad based, but was primarily driven by growth within the Metabolic, Oncology, Cardiology and other therapeutic areas, compared to the same period in the prior year.
Total direct costs
Total direct costs increased by $5.0 million, to $364.3 million for the three months ended September 30, 2024 from $359.3 million for the three months ended September 30, 2023. Total direct costs increased by $94.7 million, to $1,094.5 million for the nine months ended September 30, 2024 from $999.7 million for the nine months ended September 30, 2023. The increase for the three months ended September 30, 2024 was primarily attributed to higher personnel costs to support the growth in service activities, partially offset by lower reimbursed out-of-pocket expenses. The increase for the nine months ended September 30, 2024 was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. The higher personnel costs portion increased by $9.5 million and $41.7 million for the three and nine months ended September 30, 2024, compared to the same periods in the prior year. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, decreased by $2.2 million and increased by $54.1 million for the three and nine months ended September 30, 2024, compared to the same periods in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $7.8 million, to $49.2 million for the three months ended September 30, 2024 from $41.4 million for the three months ended September 30, 2023. Selling, general and administrative expenses increased by $15.9 million, to $134.8 million for the nine months ended September 30, 2024 from $118.8 million for the nine months ended September 30, 2023. The increase was primarily attributed to higher personnel costs to support the growth in service activities. The higher personnel costs portion increased by $9.5 million and $16.9 million for the three and nine months ended September 30, 2024, compared to the same periods in the prior year.

Depreciation and Amortization
Depreciation and amortization expense increased by $0.6 million, to $7.5 million for the three months ended September 30, 2024 from $6.9 million for the three months ended September 30, 2023. Depreciation and amortization expense increased by $2.4 million, to $21.7 million for the nine months ended September 30, 2024 from $19.4 million for the nine months ended September 30, 2023. The increase was primarily related to increased depreciation related to Property and equipment, net, compared to the same periods in the prior year.
Miscellaneous income (expense), net

Miscellaneous income (expense), net changed by $0.6 million to $1.0 million of expense for the three months ended September 30, 2024 from $1.6 million of expense for the three months ended September 30, 2023. Miscellaneous income (expense), net changed by $5.6 million to $3.4 million of income for the nine months ended September 30, 2024 from $2.2 million of expense for the nine months ended September 30, 2023. These changes were mainly attributable to foreign exchange gains and losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries and from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment, third-party investment gains or losses and proceeds from the recovery of a note receivable.
Interest income (expense), net
Interest income (expense), net changed by $7.6 million to $7.5 million of income for the three months ended September 30, 2024 from $0.1 million of expense for the three months ended September 30, 2023. Interest income (expense), net changed by $19.4 million to $17.1 million of income for the nine months ended September 30, 2024 from $2.3 million of expense for the nine months ended September 30, 2023. These changes were mainly attributable to increased interest income on Cash and cash equivalents and a reduction in short-term debt, compared to the same periods in the prior year.
Income tax provision
Income tax provision increased by $9.7 million, to $22.4 million for the three months ended September 30, 2024 from $12.7 million for the three months ended September 30, 2023. Income tax provision increased by $14.2 million, to $54.7 million for the nine months ended September 30, 2024 from $40.5 million for the nine months ended September 30, 2023. The overall effective tax rate for the three months ended September 30, 2024 was 18.8%, compared to an overall effective tax rate of 15.2% for the three months ended September 30, 2023. The overall effective tax rate for the nine months ended September 30, 2024 was 16.0% compared to an overall effective tax rate of 16.5% for the nine months ended September 30, 2023. The increase in the income tax provision and overall effective tax rate for the three months ended September 30, 2024 was primarily attributable to an increase in pre-tax book income, which was partially offset by an increase in tax benefits related to Foreign Derived Intangible Income (FDII) compared to the same period in the prior year. The increase in the income tax provision for the nine months ended September 30, 2024 was primarily attributable to an increase in pre-tax book income, which was partially offset by an increase in excess tax benefits recognized from share-based compensation and tax benefits related to FDII compared to the same period in the prior year. The decrease in the overall effective tax rate for the nine months ended September 30, 2024 was primarily attributable to an increase in excess tax benefits recognized from share-based compensation and tax benefits related to FDII compared to the same period in the prior year.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $10.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. As of September 30, 2024, we had cash and cash equivalents of $656.9 million which increased from $245.4 million as of December 31, 2023. Approximately $24.8 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of September 30, 2024.
As of September 30, 2024, we had $10.0 million available for borrowing under the Credit Facility. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, including additional lease commitments, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of September 30, 2024, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue decreased by 8 basis points to 1.84% in the nine months ended September 30, 2024, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Nine Months Ended September 30,
Cash Flows (Amounts in thousands)	2024	2023
Net cash provided by operating activities	$418,149	$276,979
Net cash used in investing activities	(20,746)	(26,632)
Net cash provided by (used in) financing activities	14,600	(184,165)
Effect of exchange rates on cash, cash equivalents and restricted cash	(552)	760
Increase in cash, cash equivalents and restricted cash	$411,451	$66,942
Cash Flow from Operating Activities
Cash flows from operations are driven mainly by net income, depreciation, stock-based compensation expense, noncash lease expense and net movement in advanced billings and accounts receivable and unbilled, net. Advanced billings and accounts receivable and unbilled, net fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities was $418.1 million for the nine months ended September 30, 2024 beginning with net income of $287.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $52.4 million, primarily related to depreciation of $20.7 million, stock-based compensation expense of $19.6 million and noncash lease expense of $17.3 million. Changes in operating assets and liabilities provided $78.4 million in operating cash flows and was primarily driven by increased advanced billings of $111.1 million, partially offset by decreased lease liabilities of $15.4 million and increased accounts receivable and unbilled, net of $13.0 million.
Net cash flows provided by operating activities was $277.0 million for the nine months ended September 30, 2023 beginning with net income of $204.5 million. Adjustments to reconcile net income to net cash provided by operating activities were $38.8 million, primarily related to deprecation of $17.7 million, stock-based compensation expense of $15.4 million and noncash lease expense of $14.6 million. Changes in operating assets and liabilities provided $33.7 million in operating cash flows and was primarily driven by increased advanced billings of $56.0 million and increased accrued expenses of $54.9 million, partially offset by increased accounts receivable and unbilled, net of $39.3 million, decreased lease liabilities of $14.4 million and a change in other assets and liabilities, net of $13.7 million.
Cash Flow from Investing Activities
Net cash used in investing activities was $20.7 million for the nine months ended September 30, 2024 primarily consisting of property and equipment expenditures of $28.9 million, partially offset by $8.2 million in other investing activity.
Net cash used in investing activities was $26.6 million for the nine months ended September 30, 2023 primarily consisting of property and equipment expenditures.
Cash Flow from Financing Activities
Net cash provided by financing activities was $14.6 million for the nine months ended September 30, 2024 related to proceeds from stock option exercises.

Net cash used in financing activities was $184.2 million for the nine months ended September 30, 2023 primarily related to $144.0 million in repurchases of common stock and $155.0 million in repayments of the Credit Facility, partially offset by $105.0 million in proceeds related to the Credit Facility and $9.9 million in proceeds from stock option exercises.
Share Repurchases
In the fourth quarter of 2022, the Board approved a stock repurchase program of up to $500.0 million. The Company did not execute any share repurchases during the three and nine months ended September 30, 2024. The Company did not execute any share repurchases during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased 781,068 shares for $144.0 million. As of September 30, 2024, the Company has remaining authorization of $308.8 million under the repurchase program.
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
Indebtedness
As of September 30, 2024, we had no indebtedness. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

	Action	Date	Trading Arrangement		Total Shares to be Purchased or Sold	Duration/Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Robert O. Kraft, Director	Adopt	August 22, 2024 [1]		X	Up to 8,127 shares to be sold	August 28, 2024
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

[1] On August 22, 2024, Robert O. Kraft placed a limit order to sell up to 8,127 shares issued to him pursuant to his contemporaneous exercise of stock options.
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
Date: October 22, 2024