Form 10-K
period 2024-12-31
Medpace Holdings, Inc.
filed 2025-02-11
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, based upon the closing sale price as reported on the Nasdaq Global Select Market on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.5 billion. For purposes of this computation, shares of the registrant’s common stock held by each executive officer, director, and each person known to the registrant to own 10% or more of the outstanding voting power reporting such ownership on Schedule 13D have been excluded in that such persons are affiliates.
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	30,466,806 shares outstanding as of February 7, 2025
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2024

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

Human Capital
As of December 31, 2024 we had approximately 5,900 employees located across 44 countries. As of December 31, 2023 and 2022, we had approximately 5,900 and 5,200 employees, respectively. Our associates are our most important asset and we recognize the importance of motivating and rewarding our associates by providing them with competitive benefits as part of their overall compensation and benefits package. We have developed comprehensive benefits packages that deliver quality and value while satisfying the diverse needs of our workforce and meeting local market requirements and expectations.
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
We have developed a strong record of hiring and developing women at all levels of the organization. Approximately 67% of our employees globally are women representing 66% of management and 53% of director level and above positions. In addition, of our U.S. based employees, approximately 17% are non-white, including 13% of management. None of our US employees are covered by a collective bargaining agreement specific to our Company.
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
As our associates develop knowledge and skills that will contribute to the wider Medpace mission and business success, we believe in rewarding strong performance with compensatory and non-compensatory recognition. We have a robust career path and compensation structure that acknowledges associate performance and development at all levels of the organization. Of the 153 management-level roles that were newly filled in 2024, approximately 67% of these roles were filled by our pipeline of internal talent.
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
•If we do not keep pace with rapid technological changes, including AI, our services may become less competitive or obsolete.
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
Clinical trials can be costly and for the year ended December 31, 2024, 79% and 17% of our net revenue was derived from small biopharmaceutical companies and mid-sized biopharmaceutical companies, respectively, which may have limited access to capital. In addition, we provide services to our customers before they pay us for some of our services. There is a risk that we may initiate a clinical trial for a customer, and the customer subsequently becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be legally or ethically bound to complete or wind down the trial at our own expense.
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
Although we did not have any customer that represented 10% or more of our net revenue during the year ended December 31, 2024, we derive approximately 28.9% of our net revenue from our top ten customers. If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. Also, consolidation in our actual or potential customer base results in increased competition for important market segments and fewer available customer accounts. Additionally, conducting multiple clinical trials for different sponsors in a single therapeutic class, involving similar drugs, biologics or medical devices, may adversely affect our business if some or all of the trials are terminated because of new scientific information or regulatory decisions that affect the products as a class. Moreover, even if these trials are not terminated, they may compete with each other, thereby limiting our potential revenue going forward.

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
•changes in political and economic conditions, including but not limited to inflation, trade and tariffs, may lead to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;
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
If we do not keep pace with rapid technological changes, including AI, our services may become less competitive or obsolete.
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
There has been increasing public focus by investors, customers, environmental activists, the media, and governmental and nongovernmental organizations on a variety of environmental, social, governance and other sustainability matters. In light of the importance of this to internal and external stakeholders, if we are not effective in addressing environmental, social, governance and other sustainability matters affecting our business our reputation and financial results may suffer. We may experience increased costs, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social, governance and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. Such rules may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and Board. If we fail to comply with new laws, regulations, or reporting requirements, our reputation and business could be adversely impacted. In addition, compliance with new laws, regulations, and reporting requirements may result in disclosures of potentially sensitive information.

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
As of December 31, 2024, August J. Troendle, our Chief Executive Officer and founder, through his direct ownership of 654,656 shares of our common stock and his beneficial ownership of 4,733,019 shares of our common stock held by Medpace Investors LLC (“Medpace Investors”), controls approximately 17.6% of the outstanding shares of our common stock. Upon a distribution of our common stock held by Medpace Investors, our Chief Executive Officer would receive approximately 85.7% of such distributed shares. Accordingly, August J. Troendle is able to exert a significant degree of influence or actual control over our management and affairs and corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including:
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
Due to the relationships among us and certain related persons, the agreements or other transactions we have entered into with them are considered related person transactions. Our agreements or transactions with related persons may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated persons. For additional information on related person transactions involving us, see the “Certain Relationships” section in our Proxy Statement for our 2025 Annual Meeting of Stockholders. While our Related Person Transaction Policy and Procedures requires our Audit Committee’s consideration of all relevant facts and circumstances, including a determination of whether the transaction has terms comparable to those that could be obtained in an arm’s length transaction, the potential for a conflict of interest exists and such related persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting us and the related person. Moreover, we are subject to the risk that our stockholders may challenge any such related person transactions and the agreements entered into as part of them. If such a challenge were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
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

Once the Company gathers sufficient information about a high severity incident, it is evaluated for materiality, both individually and in the aggregate with any other incidents, by a management sub-committee comprised of the President, CFO, CIO and General Counsel. This sub-committee may engage or consult with third parties. Criteria used to evaluate materiality include both quantitative and qualitative factors, including, but not limited to, financial loss, risk to reputation and competitiveness, harm to customer or vendor relationships and the potential for litigation or regulatory investigations. Incidents determined to be material will then be communicated immediately to the CEO and then to the Board of Directors after such determination and disclosed in a Form 8-K within the required timeframe upon such determination.

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

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, its business strategy, results of operations or financial condition. See Item 1A. “Risk Factors” of Part I of this Annual Report on Form 10-K for discussion of cybersecurity risks that are reasonably likely to materially affect the Company.
Item 2. Properties.
As of December 31, 2024, we had leased commercial locations in various countries across North America, Europe, Asia, South America, Africa and Australia. We also own buildings in Leuven, Belgium for our laboratory, office and logistics operations. Most of our global facilities consist solely of office space; however, we have five laboratories located across four locations and two logistics warehouses. Our principal executive offices are located on a corporate campus in Cincinnati, Ohio consisting of five buildings totaling approximately 650,000 square feet. The leases for four buildings in our Cincinnati site expire in 2027, 2027, 2032 and 2040. We own the fifth building. None of our leases are individually material to our business model and all have either options to renew or are located in major markets with what we believe are adequate opportunities to continue business operations on terms satisfactory to us.
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
Holders of Record
On February 7, 2025, there were approximately 8 shareholders of record of our common stock. Because many of the shares of our common stock are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.
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
In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. For the year ended December 31, 2024, the Company repurchased 527,160 shares for $174.2 million under the new repurchase program. For the year ended December 31, 2023, the Company repurchased 781,068 shares for $144.0 million under the new repurchase program. For the year ended December 31, 2022, the Company repurchased 228,247 shares for $47.2 million under the new repurchase program. As of December 31, 2024, we have remaining authorization of $134.6 million under the new repurchase program.
As of February 6, 2025, the Company's Board of Directors approved an increase of $600.0 million to the Company's new stock repurchase program.
Repurchases under the share repurchase programs are executed in the open market or negotiated transactions under trading plans established pursuant to Rule 10b5-1. The Company constructively retires the repurchased shares associated with these approved share repurchase programs, except for a small portion which were retained as Treasury Shares on the consolidated statements of shareholders' equity. Retired share repurchase amounts paid in excess of par value are reflected within Retained earnings/Accumulated deficit in the Company’s consolidated balance sheets. The repurchase programs may be suspended or discontinued at any time without notice.
This table provides certain information with respect to our monthly repurchases of the Company's common stock during the fourth quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
November 1, 2024, through November 30, 2024	347,922	$326.40	8,381,359	$195,273,292
December 1, 2024, through December 31, 2024	179,238	$338.26	8,560,597	$134,644,869
Total	527,160	$330.43	8,560,597
All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholdings related to the vesting of stock awards.
We returned $174.2 million to shareholders in the form of share repurchases in the fourth quarter of fiscal year 2024. Refer to Note 1 – Basis of Presentation of the Notes to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding share repurchases.
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
Our common stock is listed for trading on the NASDAQ under the symbol “MEDP.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from December 31, 2019 through December 31, 2024, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on December 31, 2019 in the common stock of Medpace Holdings, Inc., in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

800
700
600
500
400
300
200
100
0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
MEDP
NASDAQ Composite Index
NASDAQ Health Care Index

Equity Compensation Plan Information
The information required by Part II, Item 5 of the Annual Report on Form 10-K regarding equity compensation plans is incorporated herein by reference to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K to provide an understanding of our results of operations, financial condition and cash flows. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. For a comparison of our results of operations for the fiscal years ended December 31, 2023 and December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 13, 2024. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” above and “Item IA. Risk Factors” in Part I of this Annual Report on Form 10-K.
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
We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 5,900 employees across 44 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.
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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $2,230.0 million and $2,356.7 million for the years ended December 31, 2024 and 2023, respectively.
Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, net revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of December 31, 2024, our backlog increased by $89.2 million, or 3.2% to $2,902.2 million compared to $2,813.0 million as of December 31, 2023. Included within backlog as of December 31, 2024 was approximately $1,620.0 million to $1,640.0 million that we expect to convert to net revenue in 2025, with the remainder expected to convert to net revenue in years after 2025.

The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $16.7 million for the year ended December 31, 2024 and favorable foreign currency adjustments of $14.6 million for the year ended December 31, 2023.
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

	Year Ended December 31,
	2024	2023
U.S. Dollars per Euro:	1.08	1.08
Results of Operations
This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. For a comparison of our results of operations for the fiscal years ended December 31, 2023 and December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 13, 2024.
Year Ended December 31, 2024 compared to Year Ended December 31, 2023

	Year Ended December 31,
(Amounts in thousands, except percentages)	2024	2023	Change	% Change
Revenue, net	$2,109,054	$1,885,842	$223,212	11.8%
Direct service costs, excluding depreciation and amortization	682,095	638,249	43,846	6.9%
Reimbursed out-of-pocket expenses	770,654	723,088	47,566	6.6%
Total direct costs	1,452,749	1,361,337	91,412	6.7%
Selling, general and administrative	180,184	161,352	18,832	11.7%
Depreciation	27,808	24,129	3,679	15.2%
Amortization	1,443	2,199	(756)	(34.4)%
Total operating expenses	1,662,184	1,549,017	113,167	7.3%
Income from operations	446,870	336,825	110,045
Miscellaneous income (expense), net	4,056	(655)	4,711
Interest income (expense), net	24,996	(488)	25,484
Income before income taxes	475,922	335,682	140,240
Income tax provision	71,536	52,872	18,664
Net income	$404,386	$282,810	$121,576
Total revenue
Total revenue increased by $223.2 million to $2,109.1 million for the year ended December 31, 2024, from $1,885.8 million for the year ended December 31, 2023. The increase was broad based, but primarily driven by strong activity within the Metabolic, Oncology, Cardiology and other uncategorized therapeutic areas, compared to the same period in the prior year.

Total direct costs
Total direct costs increased by $91.4 million, to $1,452.7 million for the year ended December 31, 2024 from $1,361.3 million for the year ended December 31, 2023. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $47.6 million for the year ended December 31, 2024, compared to the same period in the prior year. The higher personnel costs portion increased by $45.9 million in the year ended December 31, 2024, compared to the same period in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $18.8 million, to $180.2 million for the year ended December 31, 2024 from $161.4 million for the year ended December 31, 2023. The increase was primarily attributed to higher personnel costs to support the growth in service activities. Personnel costs increased by $20.3 million in the year ended December 31, 2024, compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased by $2.9 million, to $29.3 million for the year ended December 31, 2024 from $26.3 million for the year ended December 31, 2023. The increase in depreciation and amortization was primarily related to increased depreciation related to Property and equipment, net, compared to the same period in the prior year.
Miscellaneous income (expense), net

Miscellaneous income (expense), net changed by $4.7 million, to $4.1 million of income for the year ended December 31, 2024 from $0.7 million of expense for the year ended December 31, 2023. The change was mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term inter-company balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment and proceeds from the recovery of a note receivable, compared to the same period in the prior year.
Interest income (expense), net

Interest income (expense), net changed by $25.5 million, to $25.0 million of income for the year ended December 31, 2024 from $0.5 million of expense for the year ended December 31, 2023. This change was mainly attributable to increased interest income on Cash and cash equivalents and a reduction in short-term debt, compared to the same period in the prior year.
Income tax provision
Income tax provision increased by $18.7 million, to $71.5 million for the year ended December 31, 2024 from $52.9 million for the year ended December 31, 2023. The overall effective tax rates for the years ended December 31, 2024 and 2023 were 15.0% and 15.8%, respectively. The increase in the income tax provision was primarily attributable to the increase in pre-tax book income, which was partially offset by an increase in excess tax benefits recognized from share-based compensation and a decrease in uncertain tax positions, compared to the same period in the prior year. The decrease in the overall effective tax rate was primarily attributable to a decrease in uncertain tax positions, which was partially offset by tax benefits related to Foreign Derived Intangible Income ("FDII").
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $10.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. As of December 31, 2024, we had cash and cash equivalents of $669.4 million, which increased from $245.4 million as of December 31, 2023. Approximately $31.8 million of our cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of December 31, 2024.

As of December 31, 2024, we had $10.0 million available for borrowing under the Credit Facility.
Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, including additional lease commitments, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of December 31, 2024, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Consolidated Financial Statements, purchase commitments discussed in Note 12 of the Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue decreased 21 basis points to 1.73% in the year ended December 31, 2024. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt.
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

	Year Ended December 31,
Cash Flows (Amounts in thousands)	2024	2023
Net cash provided by operating activities	$608,815	$433,374
Net cash used in investing activities	(28,308)	(34,629)
Net cash used in financing activities	(154,009)	(182,642)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(2,511)	1,081
Increase in cash, cash equivalents, and restricted cash	$423,987	$217,184
Cash Flows from Operating Activities
Cash flows from operations are driven mainly by net income, depreciation, deferred income tax benefit, stock-based compensation expense, noncash lease expense and net movement in advanced billings, accrued expenses, lease liabilities and accounts receivable and unbilled, net. Accounts receivable and unbilled, net, and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities were $608.8 million for the year ended December 31, 2024 consisting of net income of $404.4 million. Adjustments to reconcile net income to net cash provided by operating activities were $47.2 million, primarily related to depreciation of $27.8 million, stock-based compensation expense of $25.5 million, and noncash lease expense of $23.1 million, partially offset by a deferred income tax benefit of $26.6 million. Changes in operating assets and liabilities provided $157.2 million in operating cash flows and were primarily driven by increased advanced billings of $150.7 million, changes in Other assets and liabilities, net of $23.8 million, and increased accrued expenses of $16.9 million, partially offset by decreased lease liabilities of $21.4 million and increased prepaid expenses and other current assets of $12.1 million.
Net cash flows provided by operating activities were $433.4 million for the year ended December 31, 2023 consisting of net income of $282.8 million. Adjustments to reconcile net income to net cash provided by operating activities were $44.1 million, primarily related to depreciation of $24.1 million, stock-based compensation expense of $20.5 million, and noncash lease expense of $19.6 million, partially offset by a deferred income tax benefit of $25.1 million. Changes in operating assets and liabilities provided $106.5 million in operating cash flows and were primarily driven by increased advanced billings of $97.1 million and increased accrued expenses of $82.1 million, partially offset by increased accounts receivable and unbilled, net of $48.3 million.

Cash Flow from Investing Activities
Net cash used in investing activities was $28.3 million for the year ended December 31, 2024, primarily consisting of property and equipment expenditures of $36.5 million, partially offset by $8.2 million in other investing activity.
Net cash used in investing activities was $34.6 million for the year ended December 31, 2023, primarily consisting of property and equipment expenditures.
Cash Flow from Financing Activities
Net cash used in financing activities was $154.0 million for the year ended December 31, 2024 primarily related to $169.9 million in repurchases of common stock, partially offset by proceeds from stock option exercises of $15.9 million.
Net cash used in financing activities was $182.6 million for the year ended December 31, 2023, primarily related to $155.0 million in repayments of the Credit Facility and $144.0 million in repurchases of common stock, partially offset by $105.0 million in proceeds from the Credit Facility and proceeds from stock option exercises of $11.4 million.
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
In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. For the year ended December 31, 2024, the Company repurchased 527,160 shares for $174.2 million under the new repurchase program. For the year ended December 31, 2023, the Company repurchased 781,068 shares for $144.0 million under the new repurchase program. For the year ended December 31, 2022, the Company repurchased 228,247 shares for $47.2 million under the new repurchase program. As of December 31, 2024, we have remaining authorization of $134.6 million under the new repurchase program.
As of February 6, 2025, the Company's Board of Directors approved an increase of $600.0 million to the Company's new stock repurchase program.
Repurchases under the share repurchase programs are executed in the open market or negotiated transactions under trading plans established pursuant to Rule 10b5-1. The Company constructively retires the repurchased shares associated with these approved share repurchase programs, except for a small portion which were retained as Treasury Shares on the consolidated statements of shareholders' equity. Retired share repurchase amounts paid in excess of par value are reflected within Retained earnings/Accumulated deficit in the Company’s consolidated balance sheets. The repurchase programs may be suspended or discontinued at any time without notice.
Indebtedness
On September 30, 2019 (the “Closing Date”), the Company obtained an unsecured credit facility (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).
On the Closing Date, the Borrower and lender entered into a Loan Agreement (as it may be amended from time to time, the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. On March 31, 2023, the Company entered into Amendment No. 5 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the facility's line of credit to up to $150.0 million, adjusted the interest rate and fee charged on the credit facility and extended the expiration date of resolving credit note to March 29, 2024. On March 28, 2024, the Company entered into Amendment No. 6 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the facility's line of credit to up to $10.0 million, and extended the expiration date of revolving credit note to March 31, 2025.
The Credit Facility is guaranteed by the Guarantor and its material, direct or indirect wholly owned domestic subsidiaries, with certain exceptions, including where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. All of the obligations under the Credit Facility are unsecured.

The Credit Facility is subject to customary negative covenants. The Company was in compliance with all financial covenants as of December 31, 2024.
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
As of December 31, 2024, we have no indebtedness.
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
The recoverability of our deferred tax assets is estimated based on consideration of all available positive and negative evidence, including, but not limited to, our ability to generate a sufficient level of future taxable income, reversals of deferred tax liabilities (other than those with an indefinite reversal period), tax planning strategies and recent financial performance. The assessment of recoverability is performed on a jurisdiction by jurisdiction basis. Based on the analysis of the above factors, we determined that a valuation allowance in the amount of $1.6 million should be recorded as of December 31, 2024 and $1.8 million should be recorded as of December 31, 2023 relating to certain tax credits and other deferred tax assets that are currently not expected to be realized. Differences in actual results compared to our estimates and changes in our assumptions could result in an adjustment to the valuation allowance in the future and would generally impact earnings or other comprehensive income depending on the nature of the respective deferred asset for which the valuation allowance exists.
We have recognized certain liabilities, including penalties and interest in the amount of $6.7 million as of December 31, 2024, within other long-term liabilities on the consolidated balance sheets. These relate to uncertain tax positions that are subject to various assumptions and judgment. Liabilities for these uncertain tax positions are assessed on a position by position basis. The calculation of these liabilities involves dealing with uncertainties in the application of complex tax regulations in both domestic and foreign jurisdictions. These positions may be subject to audit and review by tax authorities, and may result in future taxes, interest and penalties if we are unsuccessful in defending our positions. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively would result.
As of December 31, 2024 and 2023, as a result of an updated analysis of future cash needs in the United States and opportunities for investment outside the United States, we assert that all foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. These undistributed earnings of foreign subsidiaries will support future growth in foreign markets and maintain current operating needs of foreign locations. We will continue to monitor our assertion related to investment of foreign earnings. See Note 11 of the Notes to Consolidated Financial Statements for further information regarding this assertion.
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. As currently designed, Pillar Two will ultimately apply to our worldwide operations. While we do not anticipate that this will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate.
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

The following table summarizes the key weighted average assumptions used in the Black-Scholes-Merton option pricing model to calculate the fair value of options during the periods:

	Year Ended December 31,
	2024	2023	2022
Expected holding period - years	4.3	4.1	4.7
Expected volatility	43.4%	45.4%	36.5%
Risk-free interest rate	3.7%	3.8%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%
The assumptions used in the table above reflect both grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting and reflect a fair value calculation for stock options outstanding in the period subject to liability-classified stock compensation accounting. As of December 31, 2024, all outstanding stock based awards were classified within equity.
The weighted average grant date fair value of employee stock options granted was $148.85, $85.30 and $47.57 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Foreign Currency Risk
We have business operations globally, and accordingly, we are exposed to foreign currency fluctuations that can affect our financial results. For the years ended December 31, 2024 and 2023, approximately 7.7% and 8.4%, respectively, of our revenue was derived from contracts denominated in currencies other than the U.S. dollar, whereas approximately 20.9% and 21.4%, respectively, of our operational costs, including, but not limited to, salaries, wages and other employee benefits, were derived in foreign currencies. Of these exposures, approximately 82.8% and 76.9% of revenue denominated in foreign currencies and approximately 51.6% and 51.4% of operational costs denominated in foreign currencies were Euro denominated for the years ended December 31, 2024 and 2023, respectively. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. We recalculated our reported pre-tax income for the years ended December 31, 2024 and 2023 using foreign exchange rates that were 10% higher and 10% lower than actual exchange rates utilized during the year. When utilizing foreign exchange rates 10% higher than actual exchange rates, our pre-tax income for the years ended December 31, 2024 and 2023 is negatively impacted by approximately $18.4 million and $17.2 million, respectively. When utilizing foreign exchange rates 10% lower than actual exchange rates, our pre-tax income for the years ended December 31, 2024 and 2023 is positively impacted by approximately $18.4 million and $17.2 million, respectively.
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
We generally do not require collateral or other securities to support customer receivables. In the years ended December 31, 2024 and 2023, credit losses have been immaterial and within our expectations. Moreover, in many cases we require advance payment from our customers for a portion of the study contract price upon the signing of a service contract which helps to mitigate credit risk. As of the years ended December 31, 2024 and 2023, there were no major customers accounting for more than 10% of our accounts receivable and unbilled, net.
Inflation
Our contracts that provide for services to be performed in excess of a year generally are based on inflation assumptions for the portion of the services to be performed beyond one year. We do not have significant operations in countries where the economy is considered highly inflationary. Throughout 2023, we experienced input cost inflation, including materials, labor and transportation costs, but inflation moderated in 2024. Pricing actions and supply chain productivity initiatives have mitigated and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have an impact on the Company’s results of operations and cash flows in the future. Additionally, if actual rates are greater than our inflation assumptions, inflation could have a material adverse effect on our operations or financial condition.
Interest Rates
We are primarily exposed to interest rate risk through our Credit Facility. As of the years ended December 31, 2024 and 2023, we had no outstanding long-term debt. The Credit Facility is subject to variable interest rates. The Credit Facility is not subject to any interest rate caps or floors.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making these assessments, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment and the criteria in the COSO framework, management has concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Medpace Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Medpace Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 11, 2025
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Medpace Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Medpace Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 11, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 11, 2025

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)
	As Of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$669,436	$245,449
Accounts receivable and unbilled, net (includes $4.2 million and $2.4 million with related parties at December 31, 2024 and 2023, respectively)	296,443	298,400
Prepaid expenses and other current assets (includes $0.1 million and $0.3 million with related parties at December 31, 2024 and 2023, respectively)	63,350	49,979
Total current assets	1,029,229	593,828
Property and equipment, net	123,615	120,589
Operating lease right-of-use assets	128,649	144,801
Goodwill	662,396	662,396
Intangible assets, net	34,366	35,809
Deferred income taxes	100,357	74,435
Other assets	22,254	24,970
Total assets	$2,100,866	$1,656,828
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.2 million and $3.1 million with related parties at December 31, 2024 and 2023, respectively)	$32,528	$31,869
Accrued expenses	307,807	292,961
Advanced billings (includes $14.6 million and $10.1 million with related parties at December 31, 2024 and 2023, respectively)	710,585	559,860
Other current liabilities	53,633	40,441
Total current liabilities	1,104,553	925,131
Operating lease liabilities	126,234	142,122
Deferred income tax liability	1,800	2,404
Other long-term liabilities	42,734	28,221
Total liabilities	1,275,321	1,097,878
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at December 31, 2024 and 2023, respectively; 30,630,799 and 30,752,292 shares issued and outstanding at December 31, 2024 and 2023, respectively	306	308
Treasury stock - 70,073 and 70,573 shares at December 31, 2024 and 2023, respectively	(12,235)	(12,322)
Additional paid-in capital	844,050	802,681
Retained earnings (accumulated deficit)	8,167	(221,645)
Accumulated other comprehensive loss	(14,743)	(10,072)
Total shareholders’ equity	825,545	558,950
Total liabilities and shareholders’ equity	$2,100,866	$1,656,828
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue, net (includes $50.0 million, $59.6 million and $55.4 million with related parties for the years ended December 31, 2024, 2023 and 2022, respectively)	$2,109,054	$1,885,842	$1,459,996
Operating expenses:
Direct service costs, excluding depreciation and amortization	682,095	638,249	534,887
Reimbursed out-of-pocket expenses	770,654	723,088	492,671
Total direct costs	1,452,749	1,361,337	1,027,558
Selling, general and administrative	180,184	161,352	131,400
Depreciation	27,808	24,129	18,989
Amortization	1,443	2,199	3,352
Total operating expenses	1,662,184	1,549,017	1,181,299
Income from operations	446,870	336,825	278,697
Other income (expense), net:
Miscellaneous income (expense), net	4,056	(655)	7,068
Interest income (expense), net	24,996	(488)	(2,905)
Total other income (expense), net	29,052	(1,143)	4,163
Income before income taxes	475,922	335,682	282,860
Income tax provision	71,536	52,872	37,492
Net income	$404,386	$282,810	$245,368
Net income per share attributable to common shareholders:
Basic	$13.06	$9.20	$7.57
Diluted	$12.63	$8.88	$7.28
Weighted average common shares outstanding:
Basic	30,957	30,722	32,388
Diluted	32,014	31,841	33,671
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$404,386	$282,810	$245,368
Other comprehensive income (loss)
Foreign currency translation adjustments, net of taxes	(4,671)	2,320	(7,546)
Comprehensive income	$399,715	$285,130	$237,822
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)
	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2021	$360	$(5,427)	$727,857	$234,984	$(4,846)	$952,928
Net income				245,368		245,368
Foreign currency translation					(7,546)	(7,546)
Stock-based compensation expense			21,412			21,412
Stock options exercised	6	1,746	21,525	(1,203)		22,074
Repurchases of common stock	(57)	(14,243)		(833,549)		(847,849)
Retirement of treasury stock		5,427		(5,427)		—
BALANCE — December 31, 2022	$309	$(12,497)	$770,794	$(359,827)	$(12,392)	$386,387
Net income				282,810		282,810
Foreign currency translation					2,320	2,320
Stock-based compensation expense			20,516			20,516
Stock options exercised	7		11,371			11,378
Repurchases of common stock	(8)			(144,453)		(144,461)
Re-issuance of treasury stock		175		(175)		—
BALANCE — December 31, 2023	$308	$(12,322)	$802,681	$(221,645)	$(10,072)	$558,950
Net income				404,386		404,386
Foreign currency translation					(4,671)	(4,671)
Stock-based compensation expense			25,514			25,514
Stock options exercised	3		15,855			15,858
Repurchases of common stock	(5)			(174,487)		(174,492)
Re-issuance of treasury stock		87		(87)		—
BALANCE — December 31, 2024	$306	$(12,235)	$844,050	$8,167	$(14,743)	$825,545
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$404,386	$282,810	$245,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,808	24,129	18,989
Amortization	1,443	2,199	3,352
Stock-based compensation expense	25,514	20,516	21,412
Noncash lease expense	23,124	19,646	18,015
Deferred income tax benefit	(26,632)	(25,117)	(23,014)
Other	(4,009)	2,705	(2,127)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	2,242	(48,282)	(66,920)
Prepaid expenses and other current assets	(12,090)	2,986	(10,175)
Accounts payable	(2,965)	1,051	6,431
Accrued expenses	16,882	82,080	52,476
Advanced billings	150,725	97,131	118,088
Lease liabilities	(21,407)	(18,873)	(15,899)
Other assets and liabilities, net	23,794	(9,607)	22,054
Net cash provided by operating activities	608,815	433,374	388,050
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(36,548)	(36,648)	(36,879)
Other	8,240	2,019	(1,863)
Net cash used in investing activities	(28,308)	(34,629)	(38,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	15,858	11,378	22,074
Repurchases of common stock	(169,867)	(144,020)	(847,849)
Proceeds from revolving loan	—	105,000	324,200
Payments on revolving loan	—	(155,000)	(274,200)
Net cash used in financing activities	(154,009)	(182,642)	(775,775)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,511)	1,081	(6,572)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	423,987	217,184	(433,039)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	245,449	28,265	461,304
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$669,436	$245,449	$28,265
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash paid during the period for income taxes	$83,567	$76,353	$50,164
Cash paid during the period for interest	$171	$3,056	$2,935
Acquisition of property and equipment—non-cash	$4,984	$5,254	$7,838
Share repurchases—non-cash	$4,347	$—	$—
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and 2023, and for the Years Ended December 31, 2024, 2023 and 2022
1. BASIS OF PRESENTATION
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
In the fourth quarter of 2022, the Board approved a new stock repurchase program of up to $500.0 million. For the year ended December 31, 2024, the Company repurchased 527,160 shares for $174.2 million under the new repurchase program. For the year ended December 31, 2023, the Company repurchased 781,068 shares for $144.0 million under the new repurchase program. For the year ended December 31, 2022, the Company repurchased 228,247 shares for $47.2 million under the new repurchase program. As of December 31, 2024, we have remaining authorization of $134.6 million under the new repurchase program.
As of February 6, 2025, the Company's Board of Directors approved an increase of $600.0 million to the Company's new stock repurchase program.
Repurchases under the share repurchase programs are executed in the open market or negotiated transactions under trading plans established pursuant to Rule 10b5-1. The Company constructively retires the repurchased shares associated with these approved share repurchase programs, except for a small portion which were retained as Treasury Shares on the consolidated statements of shareholders' equity. Retired share repurchase amounts paid in excess of par value are reflected within Retained earnings/Accumulated deficit in the Company’s consolidated balance sheets. The repurchase programs may be suspended or discontinued at any time without notice.
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
Reportable Segments
The Company emphasizes its full service outsourcing model, providing services focused on the development, management and execution of clinical trials. As part of this full service approach, the Company utilizes centralized systems, customer interface technology, support functions and processes that cross service offerings and align resources to deliver efficient clinical trial services. Given the full service approach, the chief executive officer, who is the chief operating decision maker (“CODM”) assesses the allocation of resources based on consolidated net income, which is used to assess performance of the Company, monitor actual results, establish management’s compensation and allocate Company resources, including deciding whether to reinvest profits into the Company. Based on the Company’s full service model, internal management and reporting structure, and key metrics used by the CODM to make resource allocation decisions, management has determined that the Company’s operations consist of a single operating segment. Therefore, results of operations are presented as a single reportable segment.
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
Separately, net realized gains and losses on foreign currency transactions are included in Miscellaneous income, net, on the consolidated statements of operations. Foreign currency transactions resulted in a net (loss)/gain of $(0.5) million, $(1.9) million, and $3.9 million during the years ended December 31, 2024, 2023, and 2022, respectively.
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
Certain contracts contain volume rebate arrangements with our customers that provide for rebates if certain specified spending thresholds are met. These obligations are considered as a reduction in revenue when it appears probable that the arrangement thresholds will be met, which can be at contract inception. Total revenue is presented net of rebates of $14.6 million, $12.1 million and $7.9 million in the consolidated statements of operations during the years ended December 31, 2024, 2023 and 2022, respectively.
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
As of December 31, 2024 and 2023, the Company had approximately $3.5 billion and $2.9 billion of performance obligations remaining to be performed for active projects. The Company expects to recognize approximately 43% of these remaining performance obligations as revenue over the next twelve months, and the remaining balance thereafter over the duration of the customer contracts.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The cash and cash equivalent balances are held and maintained with financial institutions with reputable credit ratings and, consequently, the Company believes that such funds are subject to minimal credit risk.
The Company generally does not require collateral or other securities to support customer receivables. In the years ended December 31, 2024, 2023 and 2022, credit losses have been immaterial and within management’s expectations. At December 31, 2024 and 2023, there were no customers accounting for more than 10% of the Company’s accounts receivable.
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
Advertising expenses are recorded as a component of Selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expenses of $1.5 million, $1.5 million and $1.3 million were incurred during the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except for earnings per share):

	Year Ended December 31,
	2024	2023	2022
Weighted-average shares:
Common shares outstanding	30,957	30,722	32,388
RSAs	3	21	21
Total weighted-average shares	30,960	30,743	32,409
Earnings per common share—Basic
Net income	$404,386	$282,810	$245,368
Less: Undistributed earnings allocated to RSAs	(44)	(191)	(157)
Net income available to common shareholders—Basic	$404,342	$282,619	$245,211

Net income per common share—Basic	$13.06	$9.20	$7.57

Basic weighted-average common shares outstanding	30,957	30,722	32,388
Effect of diluted shares	1,057	1,119	1,283
Diluted weighted-average shares outstanding	32,014	31,841	33,671

Net income per common share—Diluted	$12.63	$8.88	$7.28
For the years ended December 31, 2024, 2023 and 2022, the computation of diluted EPS excludes the effect of (in thousands) 80, 0 and 9 stock options, respectively, due to each respective period’s average fair value of the Company’s common stock not exceeding the exercise prices.
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
The Company does not have any material recurring fair value measurements as of December 31, 2024 and 2023. There were no material transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2024, 2023 and 2022.
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
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. The carrying value of goodwill is reviewed at least annually for impairment, or as indicators of potential impairment are identified, at the reporting unit level. The reporting units are Phase I-IV clinical research services and Laboratories as of December 31, 2024.
The Company performs its annual impairment tests during the fourth quarter each year, comparing the fair value of each of our reporting units with its carrying amount, inclusive of goodwill. A goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Fair value is estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method. There was no indication of impairment related to goodwill based on the fourth quarter 2024 assessment.
Intangible Assets
The Company has an indefinite lived intangible asset related to its trade name. The carrying value of the trade name asset is reviewed at least annually for impairment, or as indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation. There was no indication of impairment related to the trade name asset based on the fourth quarter 2024 assessment.
Finite-lived intangible assets consist mainly of the value assigned to customer relationships and developed technologies. Finite-lived intangible assets are amortized straight-line or using an accelerated method over their estimated useful lives of fifteen years.
Impairment of Long-Lived Assets
Long-lived assets, primarily property and equipment and finite-lived intangible assets, are reviewed for impairment and the reasonableness of the estimated useful lives whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable or that a change in useful life may be appropriate. Recoverability for long-lived assets is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount of the assets, then the Company reduces the carrying value of the assets to estimated fair values, which are primarily based upon forecasted discounted cash flows. Fair value of long-lived assets is determined based on a combination of discounted cash flows and market multiples. There was no indication of impairment related to long-lived assets based on the fourth quarter 2024 assessment.
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

Government incentives are recorded in accordance with their purpose, net of fees incurred to monetize the benefit, as a reduction of expense within Direct service costs, excluding depreciation and amortization and Selling, general and administrative in the consolidated statements of operations. The Company recognized government assistance income, net of $20.7 million, $15.5 million and $15.4 million during the years ended December 31, 2024, 2023 and 2022, respectively. Government assistance receivables are recorded in the consolidated balance sheets based on the expected timing of monetizing the benefit. Government assistance receivables recorded on the December 31, 2024 consolidated balance sheets are expected to be recovered through 2028. The Company recorded receivables related to government assistance programs at December 31, 2024 of $24.1 million in Prepaid expenses and other current assets and $12.7 million in Other assets, respectively. Additionally, the Company recorded a reduction to Property and equipment, net of $2.8 million and Other long-term liabilities related to leases not yet commenced of $6.3 million as of December 31, 2024, respectively. The Company recorded receivables related to government assistance programs at December 31, 2023 of $9.5 million in Prepaid expenses and other current assets and $12.2 million in Other assets, respectively.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which requires entities to enhance disclosures around segment reporting. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard retrospectively in the fourth quarter of 2024 with additional disclosure in the notes to consolidated financial statements footnote 2 within Reportable Segments and footnote 15.
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.
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
Accounts receivable and unbilled, net consisted of the following at December 31 (in thousands):

	2024	2023
Accounts receivable	$291,096	$275,932
Unbilled receivables	5,347	22,475
Less: allowance for doubtful accounts	—	(7)
Total accounts receivable and unbilled, net	$296,443	$298,400
Contract Liabilities
Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized. During the years ended December 31, 2024 and 2023, the Company recognized approximately $498.5 million and $396.3 million, respectively, of revenue that was included in the Advanced billings balance at the beginning of the year.
Advanced billings consisted of the following at December 31 (in thousands):

	2024	2023
Advanced billings	$710,585	$559,860
A rollforward of allowance for doubtful account activity is as follows:

	Year Ended December 31,
	2024	2023	2022
Allowance for doubtful accounts - beginning balance	$(7)	$(170)	$(171)
Current year provision	(113)	(3,420)	—
Write-offs, recoveries and the effects of foreign currency exchange	120	3,583	1
Allowance for doubtful accounts - ending balance	$—	$(7)	$(170)

4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following at December 31, (in thousands):

	2024	2023
Land	$5,032	$4,833
Equipment	45,643	39,927
Furniture, fixtures, and leasehold improvements	102,234	99,581
Computer hardware, software, and phone equipment	32,593	32,051
Buildings	15,815	16,419
Construction-in-progress	21,167	7,182
Property and equipment at cost	222,484	199,993
Less: Accumulated depreciation	(98,869)	(79,404)
Property and equipment, net	$123,615	$120,589
Depreciation expense was $27.8 million, $24.1 million and $19.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Total assets reflected on the balance sheet and not remeasured to fair value on a recurring basis, identified as Level 3 measurements, as of December 31, 2024 are $694.0 million, comprised of $662.4 million of goodwill and $31.6 million of identified indefinite-lived intangible assets. Accumulated goodwill impairment losses to date amounts to $9.3 million, all of which was recognized in the year ended December 31, 2015.
Intangible Assets, Net
Intangible assets, net consisted of the following at December 31 (in thousands):

	2024	2023
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	145,051	145,051
Accumulated amortization:
Customer relationships	(142,331)	(140,888)
Total finite-lived intangible assets, net	2,720	4,163
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$34,366	$35,809
As of December 31, 2024, estimated amortization expense of the Company’s intangible assets for each of the next four remaining years is as follows (in thousands):

Amortization
2025	$946
2026	620
2027	577
2028	577
$2,720

6. ACCRUED EXPENSES
Accrued expenses consisted of the following at December 31 (in thousands):

	2024	2023
Employee compensation and benefits	$84,929	$75,822
Project related reimbursable expenses	212,008	205,864
Other	10,870	11,275
Total accrued expenses	$307,807	$292,961
7. SHORT-TERM DEBT
On September 30, 2019 (the “Closing Date”), the Company obtained an unsecured credit facility (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).
On the Closing Date, the Borrower and lender entered into a Loan Agreement (as it may be amended from time to time, the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. On March 31, 2023, the Company entered into Amendment No. 5 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the facility's line of credit to up to $150.0 million, adjusted the interest rate and fee charged on the credit facility and extended the expiration date of resolving credit note to March 29, 2024. On March 28, 2024, the Company entered into Amendment No. 6 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the facility's line of credit up to $10.0 million and extended the expiration date of the revolving credit note to March 31, 2025. The Credit Facility bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) plus 125 basis points (1.25%) or the highest of the Prime Rate, the sum of the Overnight Bank Funding Rate plus 50 basis points (0.50%) and the sum of Daily Simple SOFR plus 100 basis points (1.00%).
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
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$31,593	$27,919	$25,874
Variable lease cost	$11,409	$9,455	$8,569

Supplemental cash flow information related to the leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,413	$19,829	$17,002

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,163	23,960	30,882
Supplemental balance sheet information related to the leases was as follows at December 31 (in thousands):

	2024	2023
Operating lease right-of-use assets - related parties	$74,889	$83,065
Operating lease right-of-use assets - non-related parties	53,760	61,736
Operating lease right-of-use assets	$128,649	$144,801

Other current liabilities - related parties	6,310	5,730
Other current liabilities - non-related parties	16,979	16,635
Other current liabilities	$23,289	$22,365

Operating lease liabilities - related parties	84,259	90,568
Operating lease liabilities - non-related parties	41,975	51,554
Operating lease liabilities	126,234	142,122
Total operating lease liabilities	$149,523	$164,487

Weighted Average Remaining Lease Term (years)
Operating leases	9.6	10.0
Weighted Average Discount Rate
Operating leases	5.7%	5.6%
Lease payments due related to lease liabilities as of December 31, 2024 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
2025	$11,607	$18,888	$30,495
2026	11,807	15,733	27,540
2027	10,839	12,453	23,292
2028	8,609	7,336	15,945
2029	8,824	4,547	13,371
Later years	82,845	6,605	89,450
Total lease payments	134,531	65,562	200,093
Less: imputed interest	(43,962)	(6,608)	(50,570)
Total	$90,569	$58,954	$149,523

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
The Company granted 206,893 awards to employees under the 2016 Incentive Award Plan during the year ended December 31, 2024, consisting of 131,156 RSU and 24,650 stock option awards having five year vesting schedules, 1,087 RSU having four year vesting schedules and 50,000 stock option awards that vested upon issuance. The Company granted an additional 674 RSU that vest in four approximately equal installments on March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, and 6,542 stock option awards to non-employee directors under the 2016 Incentive Award Plan, during the year ended December 31, 2024. These stock option awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.
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
The Company satisfies stock option exercises and vested stock awards with treasury shares or newly issued shares. Shares available for future stock compensation grants under the 2016 Plan totaled 2.1 million and 2.3 million at December 31, 2024 and 2023, respectively.
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

The following table sets forth the key weighted-average assumptions used in the BSM Model to calculate the fair value of options:

	Year Ended December 31,
	2024	2023	2022
Expected holding period - years	4.3	4.1	4.7
Expected volatility	43.4%	45.4%	36.5%
Risk-free interest rate	3.7%	3.8%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%
The assumptions used in the table above reflect grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting.
The expected holding period represents the period of time the grants are expected to be outstanding. The Company uses the simplified method, as prescribed by accounting guidance governing such awards, to calculate the expected holding period for options granted to employees as we do not have sufficient historical evidence data to provide a reasonable basis upon which to estimate the expected holding period. For options valued by the Company for the years ended December 31, 2024, 2023 and 2022, respectively, the expected holding period is based on an average between the midpoint of the vesting date and the expiration date of the options.
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
The following table summarizes the grant date fair values of stock options and restricted shares issued during the period as well as the allocation of stock-based compensation expense to Total direct costs, and Selling, general and administrative reported in the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
Weighted average, grant date fair value
Stock options	$148.85	$85.30	$47.57
Restricted shares (RSAs and RSUs)	$372.17	$225.69	$149.87

Stock-based compensation expense allocated to:
Total direct costs	$11,117	$11,099	$11,801
Selling, general, and administrative	14,397	9,417	9,611
Total stock-based compensation expense	$25,514	$20,516	$21,412

Award Activity
The following table sets forth the Company’s stock option activity:

	Year Ended December 31,
	2024		2023		2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - beginning of Period	1,343,287	$100.75	1,629,148	$89.71	1,992,915	$68.39
Granted	81,192	$378.45	12,437	$211.25	252,490	$138.91
Exercised	(274,733)	$57.73	(287,048)	$39.64	(579,407)	$38.10
Cancelled/Forfeited/Expired	(6,378)	$186.83	(11,250)	$183.04	(36,850)	$85.40
Outstanding - end of period	1,143,368	$130.33	1,343,287	$100.75	1,629,148	$89.71

Exercisable - end of period	814,980	$110.86	901,865	$74.79	1,116,255	$60.52
The following table sets forth the Company’s Restricted Share activity:

	Year Ended December 31,
	2024	2023	2022
	Shares/Units	Shares/Units	Shares/Units
Outstanding and unvested - beginning of period	390,998	523,377	602,187
Granted	132,917	46,836	165,595
Vested	(130,934)	(154,618)	(197,000)
Forfeited	(27,489)	(24,597)	(47,405)
Outstanding and unvested - end of period	365,492	390,998	523,377
The following table summarizes information about stock options expected to vest, stock options exercisable, and unvested restricted share awards expected to vest at December 31, 2024:

	Weighted Average Exercise Price	Stock Options	Restricted Shares/Units	Weighted Average Remaining Life (Years)
Number of stock options expected to vest	$130.33	1,143,368	—	2.4
Number of restricted shares/units expected to vest			365,492
Total expected to vest		1,143,368	365,492
Total stock options exercisable	$110.86	814,980	—	2.4
Unrecognized compensation cost (in thousands)		$7,287	$57,902
Weighted average years over which unrecognized compensation cost will be recognized		2.8	4.0

The following table sets forth the aggregate intrinsic value of stock options exercised, the fair values of awards vested, and share based liabilities settled during the respective periods (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total intrinsic value of stock options exercised	$89,298	$56,548	$77,257
Total grant-date fair value of stock options vested	$13,992	$3,591	$5,228
Total grant-date fair value of restricted shares vested	$12,903	$9,306	$9,248
Total settlement date fair value of restricted shares vested	$49,503	$31,842	$32,802
The actual tax benefits recognized related to stock-based compensation totaled $27.8 million, $18.9 million and $23.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
10. EMPLOYEE BENEFIT PLANS
The Company provides a 401(k) plan that covers substantially all U.S. employees. Participants can elect to contribute up to 50% of their eligible earnings on a pre-tax basis, subject to Internal Revenue Service annual limitations.
The U.S.-based plan offers a year-end employer matching contribution, requiring the participant to be an employee at year-end to qualify for the match. Participants with one year or more of service are eligible for the matching contribution. Participants fully vest in the employer contributions after three years of service. The employer contribution represents a percentage of a participant’s eligible compensation. The Company’s 401(k) Plan costs were $8.9 million, $7.4 million and $5.4 million during the years ended December 31, 2024, 2023 and 2022, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.
The Company has various defined contribution arrangements for eligible employees of non-U.S. entities. These defined contribution arrangements provide employees with retirement savings and life insurance benefits. The Company incurred expenses related to these arrangements of $4.0 million, $3.3 million and $2.5 million in the years ended December 31, 2024, 2023 and 2022, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.
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
The components of income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$454,452	$312,870	$260,564
Foreign jurisdictions	21,470	22,812	22,296
Income before income taxes	$475,922	$335,682	$282,860

Income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2024
U.S. Federal	$80,490	$(19,837)	$60,653
U.S. state and local	11,791	(5,707)	6,084
Foreign jurisdictions	5,877	(1,078)	4,799
	$98,158	$(26,622)	$71,536

Year ended December 31, 2023
U.S. Federal	$64,381	$(24,117)	$40,264
U.S. state and local	8,848	(1,869)	6,979
Foreign jurisdictions	4,622	1,007	5,629
	$77,851	$(24,979)	$52,872

Year ended December 31, 2022
U.S. Federal	$49,991	$(19,705)	$30,286
U.S. state and local	7,160	(3,297)	3,863
Foreign jurisdictions	3,330	13	3,343
	$60,481	$(22,989)	$37,492

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows (in thousands):

	Year Ended December 31,
	2024		2023		2022
Income tax expense calculated at the federal statutory rate	$99,944	21.0%	$70,493	21.0%	$59,401	21.0%
Effect of:
State and local taxes, net of federal benefit	7,556	1.6	5,146	1.5	4,235	1.5
Tax on foreign earnings, net of tax credits and deductions	(4,031)	(0.8)	(1,305)	(0.4)	(3,277)	(1.2)
Deferred credit	(338)	(0.1)	(596)	(0.2)	(621)	(0.2)
Permanent items:
Stock-based awards	(22,197)	(4.7)	(14,692)	(4.4)	(18,738)	(6.6)
Deduction for FDII	(10,931)	(2.3)	(9,358)	(2.8)	(4,983)	(1.8)
Other	1,628	0.4	63	—	595	0.2
State/Local tax credits	(2,786)	(0.6)	(2,536)	(0.8)	(1,294)	(0.5)
Change in liability for uncertain tax positions	1,611	0.3	4,784	1.4	1,560	0.6
Other	1,080	0.2	873	0.5	614	0.3
	$71,536	15.0%	$52,872	15.8%	$37,492	13.3%
As of December 31, 2024, the Company’s accounting position is that unremitted foreign earnings are indefinitely reinvested. Therefore, the Company has not recorded deferred foreign withholding taxes on the unremitted foreign earnings and it is not practicable to determine the amount of the additional taxes that would result if these earnings were repatriated. The undistributed earnings of foreign subsidiaries was approximately $73.2 million for the year ended December 31, 2024.

Components of the Company’s net deferred tax asset (liability) included in the consolidated balance sheets consisted of the following at December 31 (in thousands):

	2024	2023
Deferred tax assets:
Accrued liabilities	$31,898	$27,101
Depreciation and amortization	1,222	1,258
Foreign operating loss carryforward	51	35
Advanced billings	127,115	98,438
Other	2,002	2,474
Valuation allowance	(1,607)	(1,826)
Total deferred tax assets	160,681	127,480

Deferred tax liabilities:
Depreciation and amortization	(59,016)	(52,443)
Prepaid expenses	(1,462)	(1,581)
Other	(1,646)	(1,425)
Total deferred tax liabilities	(62,124)	(55,449)
Net deferred tax asset (liability)	$98,557	$72,031
The Company has foreign operating loss carryforwards for which a deferred tax asset of $0.1 million has been established as of December 31, 2024. The Company does not have a valuation allowance against this deferred tax asset as of December 31, 2024 based upon its assessment that it is more likely than not that this amount will be realized. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. The foreign net operating loss carryforwards will expire in 2028 if not utilized.
Annual activity related to the Company’s valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning Balance	$1,826	$430	$850
Additions charged to expense	938	1,582	15
Reductions from utilization, reassessments and expirations	(1,157)	(186)	(493)
Remeasurement due to effect of tax reform	—	—	58
Ending Balance	$1,607	$1,826	$430
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning Balance	$20,380	$15,947	$13,784
Increases in tax positions for prior years	435	—	171
Decreases in tax positions for prior years	(189)	(97)	(490)
Increases in tax positions for current year	6,822	5,382	4,871
Lapse in statute of limitations	(1,921)	(852)	(2,389)
Ending Balance	$25,527	$20,380	$15,947
Interest and penalties associated with uncertain tax positions are recognized as components of Income tax provision in the consolidated statements of operations. There was no material change to tax-related interest and penalties during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, respectively, the Company has a liability for interest and penalties of $6.7 million and $5.2 million that is associated with related tax liabilities of $20.3 million and $16.2 million for uncertain tax positions.
The Company operates in various foreign, state and local jurisdictions. The number of tax years for which the statute of limitations remains open for foreign, state and local jurisdictions varies by jurisdiction and is approximately four years (2020 through 2024). For federal tax purposes, the Company’s open tax years are 2021 through 2024.
12. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Legal Proceedings
Medpace periodically becomes involved in various claims and lawsuits that are incidental to its business. Management believes, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows for the years ended December 31, 2024, 2023 and 2022.
Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $15.6 million as of December 31, 2024. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2029.
13. MISCELLANEOUS INCOME (EXPENSE), NET
Miscellaneous income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net (loss) gain on foreign-currency transactions	$(496)	$(1,929)	$3,859
Other income	4,552	1,274	3,209
Miscellaneous income (expense), net	$4,056	$(655)	$7,068
14. RELATED PARTY TRANSACTIONS
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.3 million existed at December 31, 2024 and 2023, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreements
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers and/or have equity investments in LIB. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $21.7 million, $43.7 million and $40.5 million during the years ended December 31, 2024, 2023 and 2022, respectively, in the Company’s consolidated statement of operations. As of December 31, 2024 and 2023, the Company had, from LIB, Advanced billings of $9.5 million and $7.6 million in the consolidated balance sheets, respectively. In addition, the Company had Accounts receivable and unbilled, net from LIB of $2.8 million and $0.5 million in the consolidated balance sheets at December 31, 2024 and 2023, respectively.

CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the years ended December 31, 2024, 2023 and 2022, the Company recognized total revenue from CinRx of $28.3 million, $15.8 million and $15.0 million in the Company’s consolidated statements of operations, respectively. As of December 31, 2024 and 2023, the Company had Advanced billings from CinRx of $5.2 million and $2.5 million in the consolidated balance sheets, respectively. As of December 31, 2024 and 2023 the Company had Accounts receivable and unbilled, net from CinRx of $1.4 million and $1.9 million in the consolidated balance sheets, respectively. The Company had Prepaid expenses and other current assets with CinRX of $0.1 million and $0.2 million in the consolidated balance sheets at December 31, 2024 and 2023, respectively. Certain affiliates of CinRx included in previous reported periods are no longer disclosed due to changes in the affiliate relationship.
The Summit Hotel (“The Summit”)
The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer. Medpace incurs travel lodging and meeting expenses at The Summit. During the years ended December 31, 2024, 2023 and 2022, Medpace incurred expenses of $0.3 million, $0.4 million and $0.3 million at The Summit, respectively.
Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the leases. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through December 2032 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the properties. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the years ended December 31, 2024, 2023 and 2022 was $2.7 million, $2.6 million and 2.3 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2024 and 2023 were $17.6 million and $19.3 million in the consolidated balance sheets, respectively. The current and long-term portions of the lease liabilities at December 31, 2024 were $1.6 million and $16.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $1.5 million and $18.1 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the years ended December 31, 2024, 2023 and 2022 was $5.7 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2024 and 2023 were $50.2 million and $51.9 million in the consolidated balance sheets, respectively. The current and long-term portions of the lease liabilities at December 31, 2024 were $1.5 million and $62.0 million, respectively. The current and long-term portions of the lease liabilities at December 31, 2023 were $1.3 million and $63.5 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one

10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the years ended December 31, 2024, 2023 and 2022 was $2.5 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2024 and 2023 were $6.4 million and $8.5 million, respectively, in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $2.2 million and $4.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $2.1 million and $6.4 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company's chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. In the first quarter of 2024, the Company reduced the lease term in connection with a plan to replace the leased office beginning in early 2025. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the years ended December 31, 2024, 2023 and 2022 was $2.9 million, $1.1 million and $1.1 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2024 and 2023 were $0.7 million and $3.4 million, respectively, in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $0.9 million and $1.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2023 were $0.9 million and $2.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by private aviation charter companies which is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $1.9 million, $2.0 million and $2.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. These travel expenses are recorded in Selling, general and administrative in the Company’s consolidated statements of operations. As of December 31, 2024 and 2023, the Company had Accounts payable to the Aircraft Management Company of $0.2 million and $0.4 million, respectively, in the consolidated balance sheets.

15. SEGMENT DISCLOSURES
Information about the reportable segment, significant segment expenses and a reconciliation to consolidated net income is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue, net	$2,109,054	$1,885,842	$1,459,996
Operating expenses:
Direct service costs, excluding depreciation and amortization - Employee compensation	545,417	499,528	410,511
Direct service costs, excluding depreciation and amortization - Other segment items (a)	136,678	138,721	124,376
Reimbursed out-of-pocket expenses	770,654	723,088	492,671
Total direct costs	1,452,749	1,361,337	1,027,558
Selling, general and administrative	180,184	161,352	131,400
Depreciation	27,808	24,129	18,989
Amortization	1,443	2,199	3,352
Total operating expenses	1,662,184	1,549,017	1,181,299
Income from operations	446,870	336,825	278,697
Other income (expense), net:
Miscellaneous income (expense), net	4,056	(655)	7,068
Interest income (expense), net	24,996	(488)	(2,905)
Total other income (expense), net	29,052	(1,143)	4,163
Income before income taxes	475,922	335,682	282,860
Income tax provision	71,536	52,872	37,492
Segment net income	$404,386	$282,810	$245,368

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income	$404,386	$282,810	$245,368
(a) Direct service costs, excluding depreciation and amortization - Other segment items includes costs related to inventory, leases, project subcontractors and other direct service costs.
Operations By Geographic Location
The Company conducts operations in North America, Europe, Asia, South America, Africa and Australia through wholly-owned subsidiaries and representative sales offices. The Company attributes revenue to geographical locations based upon the location of the contracting entity. For the years ended December 31, 2024, 2023 and 2022, total revenue attributable to the U.S. represented approximately 98%, respectively, of total consolidated total revenue.

The following table summarizes property and equipment, net by geographic region and is further broken down to show countries which account for 10% or more of total as of December 31, if any (in thousands):

	2024	2023
Property and equipment, net:
United States	$80,692	$77,850
Europe
Belgium	18,557	18,190
Other	7,456	8,772
Total Europe	26,013	26,962
Asia-Pacific	14,552	14,472
Other	2,358	1,305
Total property and equipment, net	$123,615	$120,589
Revenue by Category
The following table disaggregates the Company’s revenue by major source (in thousands):

	Year Ended December 31,
	2024	2023	2022
Therapeutic Area
Oncology	$651,237	$587,097	$467,796
Metabolic	457,542	376,842	244,682
Other	431,384	404,844	296,914
Cardiology	230,454	193,690	174,634
Central Nervous System	181,977	160,057	157,939
AVAI	156,460	163,312	118,031
Total revenue	$2,109,054	$1,885,842	$1,459,996
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to the Company’s Directors is contained in our definitive proxy statement (the “Proxy Statement”) for our 2025 Annual Meeting of Stockholders under the heading “Proposal 1: Election of Directors” and is incorporated herein by reference.
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
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	001-37856	3.1	5/21/24

3.2	Second Amended and Restated Bylaws	8-K	001-37856	3.2	5/21/24

4.1	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-212236	4.1	7/26/16

4.2	Description of Securities	10-K	001-37856	4.3	2/25/20

#10.1	Medpace Holdings, Inc. 2016 Incentive Award Plan	10-Q	001-37856	10.1	11/3/16

#10.2	Medpace Holdings, Inc. 2016 Senior Executive Incentive Bonus Plan	10-Q	001-37856	10.2	11/3/16

10.3	Registration Rights Agreement	10-Q	001-37856	10.3	11/3/16

#10.4	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Award Grant Notice	S-1/A	333-212236	10.13	8/1/16

#10.5	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement	10-Q	001-37856	10.1	10/22/24

#10.6	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Unit Award Grant Notice	10-Q	001-37856	10.2	10/22/24

#10.7	Medpace Holdings, Inc. 2016 Incentive Award Plan Sub-Plan for UK Participants	S-1/A	333-212236	10.16	8/1/16

#10.8	Amended and Restated Employment Agreement, by and between Medpace Holdings, Inc. and August J. Troendle	S-1/A	333-212236	10.18	7/26/16

#10.9	Medpace Holdings, Inc. 2016 Incentive Award Plan UK Company Share Option Plan (CSOP) Sub-Plan	S-1/A	333-212236	10.19	8/1/16

#10.10	Medpace Holdings, Inc. Non-Employee Director Compensation Policy revised October 21, 2022	10-K	001-37856	10.10	2/14/23

10.11	Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association.	8-K	001-37856	10.1	10/1/19

10.12	Amendment No. 1 dated March 30, 2020 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	4/1/20

10.13	Form of Indemnification Agreement	10-K	001-37856	10.13	2/16/21

10.14	Amendment No. 2 dated March 29, 2021 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	3/30/21

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.15	Amendment No. 3 dated December 27, 2021 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	12/29/21

10.16	Amendment No. 4 dated March 15, 2022 to Loan Documents	8-K	001-37856	10.1	3/16/22

10.17	Amendment No. 5 dated March 31, 2023 to Loan Documents	8-K	001-37856	10.1	3/31/23

10.18	Amendment No. 6 dated March 28, 2024 to Loan documents	8-K	001-37856	10.1	3/29/24

19.1	Insider Trading Compliance Policy	10-K	001-37856	19.1	2/13/24

21.1	List of Subsidiaries of Medpace Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

97.1	Incentive Compensation Recoupment Policy	10-K	001-37856	97.1	2/13/24

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

By:	/s/ KEVIN M. BRADY
	Name:	Kevin M. Brady
	Title:	Chief Financial Officer

	Date:	February 11, 2025
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

Signature	Capacity	Date

/s/ AUGUST J. TROENDLE	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
August J. Troendle		February 11, 2025

/s/ KEVIN M. BRADY	Chief Financial Officer (Principal Financial and Accounting Officer)
Kevin M. Brady		February 11, 2025

/s/ BRIAN T. CARLEY	Director
Brian T. Carley		February 11, 2025

/s/ ROBERT O. KRAFT	Director
Robert O. Kraft		February 11, 2025

/s/ FRED B. DAVENPORT JR.	Director
Fred B. Davenport Jr.		February 11, 2025

/s/ CORNELIUS P. MCCARTHY III	Director
Cornelius P. McCarthy III		February 11, 2025

/s/ DR. DANI S. ZANDER	Director
Dr. Dani S. Zander		February 11, 2025

/s/ DR. FEMIDA H. GWADRY-SRIDHAR	Director
Dr. Femida H. Gwadry-Sridhar		February 11, 2025