Form 10-Q
period 2025-03-31
Medpace Holdings, Inc.
filed 2025-04-22
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	28,741,609 shares outstanding as of April 18, 2025

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As of
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$441,436	$669,436
Accounts receivable and unbilled, net (includes $2.8 million and $4.2 million with related parties at March 31, 2025 and December 31, 2024, respectively)	298,217	296,443
Prepaid expenses and other current assets	81,784	63,350
Total current assets	821,437	1,029,229
Property and equipment, net	128,332	123,615
Operating lease right-of-use assets	129,859	128,649
Goodwill	662,396	662,396
Intangible assets, net	34,130	34,366
Deferred income taxes	99,692	100,357
Other assets	21,523	22,254
Total assets	$1,897,369	$2,100,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.3 million and $0.2 million with related parties at March 31, 2025 and December 31, 2024, respectively)	$61,318	$32,528
Accrued expenses	286,099	307,807
Advanced billings (includes $15.5 million and $14.6 million with related parties at March 31, 2025 and December 31, 2024, respectively)	718,716	710,585
Other current liabilities	56,178	53,633
Total current liabilities	1,122,311	1,104,553
Operating lease liabilities	126,660	126,234
Deferred income tax liability	1,838	1,800
Other long-term liabilities	52,951	42,734
Total liabilities	1,303,760	1,275,321
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at March 31, 2025 and December 31, 2024; 29,836,211 and 30,630,799 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	298	306
Treasury stock - 70,073 shares at March 31, 2025 and December 31, 2024	(12,235)	(12,235)
Additional paid-in capital	886,883	844,050
(Accumulated deficit) retained earnings	(269,716)	8,167
Accumulated other comprehensive loss	(11,621)	(14,743)
Total shareholders’ equity	593,609	825,545
Total liabilities and shareholders’ equity	$1,897,369	$2,100,866
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended March 31,
	2025	2024
Revenue, net (includes $13.8 million and $12.8 million with related parties for the three months ended March 31, 2025 and 2024, respectively)	$558,570	$511,044
Operating expenses:
Direct service costs, excluding depreciation and amortization	177,816	171,492
Reimbursed out-of-pocket expenses	202,404	184,410
Total direct costs	380,220	355,902
Selling, general and administrative	57,897	44,081
Depreciation	6,694	6,631
Amortization	236	361
Total operating expenses	445,047	406,975
Income from operations	113,523	104,069
Other income, net:
Miscellaneous (expense) income, net	(1,816)	4,593
Interest income, net	6,463	4,120
Total other income, net	4,647	8,713
Income before income taxes	118,170	112,782
Income tax provision	3,575	10,191
Net income	$114,595	$102,591
Net income per share attributable to common shareholders:
Basic	$3.77	$3.32
Diluted	$3.67	$3.20
Weighted average common shares outstanding:
Basic	30,387	30,843
Diluted	31,196	32,001
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended March 31,
	2025	2024
Net income	$114,595	$102,591
Other comprehensive income (loss)
Foreign currency translation adjustments, net of taxes	3,122	(1,969)
Comprehensive income	$117,717	$100,622
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2023	$308	$(12,322)	$802,681	$(221,645)	$(10,072)	$558,950
Net income				102,591		102,591
Foreign currency translation					(1,969)	(1,969)
Stock-based compensation expense			4,310			4,310
Stock options exercised	2		7,658			7,660
Re-issuance of treasury stock		87		(87)		—
BALANCE — March 31, 2024	$310	$(12,235)	$814,649	$(119,141)	$(12,041)	$671,542

	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2024	$306	$(12,235)	$844,050	$8,167	$(14,743)	$825,545
Net income				114,595		114,595
Foreign currency translation					3,122	3,122
Stock-based compensation expense			16,892			16,892
Stock options exercised	4		25,941			25,945
Repurchases of common stock	(12)			(392,478)		(392,490)
BALANCE — March 31, 2025	$298	$(12,235)	$886,883	$(269,716)	$(11,621)	$593,609
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,595	$102,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,694	6,631
Amortization	236	361
Stock-based compensation expense	16,892	4,310
Noncash lease expense	6,064	5,696
Deferred income tax provision (benefit)	749	(865)
Other	(502)	(4,230)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(2,069)	19,116
Prepaid expenses and other current assets	(17,553)	(9,205)
Accounts payable	10,720	(7,351)
Accrued expenses	(23,160)	(21,132)
Advanced billings	8,131	56,837
Lease liabilities	(6,548)	(5,946)
Other assets and liabilities, net	11,587	5,864
Net cash provided by operating activities	125,836	152,677
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(9,994)	(5,497)
Other	7	8,027
Net cash (used in) provided by investing activities	(9,987)	2,530
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	25,934	7,660
Repurchases of common stock	(371,900)	—
Net cash (used in) provided by financing activities	(345,966)	7,660
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,117	(1,306)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(228,000)	161,561
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	669,436	245,449
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$441,436	$407,010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Share repurchases—non-cash	$22,343	$—
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2025
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
Unaudited Interim Financial Information
The interim condensed consolidated financial statements include the accounts of the Company, are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes could differ from management’s estimates and assumptions. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Share Repurchases
In 2022, the Board approved a stock repurchase program of up to $500.0 million. In the first quarter of 2025, the Board approved an increase of $600.0 million to the Company’s stock repurchase program bringing the total repurchase authorization up to $1.1 billion. During the three months ended March 31, 2025, the Company repurchased 1,193,011 shares for $389.8 million. The Company did not execute any share repurchases during the three months ended March 31, 2024. As of March 31, 2025, the Company has remaining authorization of $344.8 million under the repurchase program.
On April 17, 2025, the Company's Board of Directors approved an increase of $1.0 billion to the Company's stock repurchase program.
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" which requires entities to enhance disclosures around income taxes. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to improve disclosures by providing more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except for earnings per share):

	Three Months Ended March 31,
	2025	2024
Weighted-average shares:
Common shares outstanding	30,387	30,843
RSAs	—	13
Total weighted-average shares	30,387	30,856
Earnings per common share—Basic
Net income	$114,595	$102,591
Less: Undistributed earnings allocated to RSAs	—	(45)
Net income available to common shareholders—Basic	$114,595	$102,546

Net income per common share—Basic	$3.77	$3.32

Basic weighted-average common shares outstanding	30,387	30,843
Effect of diluted shares	809	1,158
Diluted weighted-average shares outstanding	31,196	32,001

Net income per common share—Diluted	$3.67	$3.20
During the three months ended March 31, 2025 and 2024, the Company had (in thousands) 80.1 and 0 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.
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
The Company does not have material recurring fair value measurements as of March 31, 2025 and December 31, 2024. There were no material transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2025 and 2024.
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
Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Accounts receivable	$291,893	$291,096
Unbilled receivables	6,324	5,347
Less: allowance for doubtful accounts	—	—
Total accounts receivable and unbilled, net	$298,217	$296,443
Contract Liabilities
Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.
Advanced billings consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Advanced billings	$718,716	$710,585
As of March 31, 2025 and December 31, 2024, the Company had approximately $3.4 billion and $3.5 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	$145,051	$145,051
Accumulated amortization:
Customer relationships	(142,567)	(142,331)
Total finite-lived intangible assets, net	2,484	2,720
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$34,130	$34,366
As of March 31, 2025, estimated amortization expense of the Company’s intangible assets for each of the next four remaining years is as follows (in thousands):

Amortization
Remainder of 2025	$710
2026	620
2027	577
2028	577
$2,484
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Employee compensation and benefits	$53,188	$84,929
Project related reimbursable expenses	221,084	212,008
Other	11,827	10,870
Total accrued expenses	$286,099	$307,807
(7) Short-term Debt
On September 30, 2019 (the “Closing Date”), the Company obtained an unsecured credit facility (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).
On the Closing Date, the Borrower and lender entered into a Loan Agreement (as it may be amended from time to time, the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. On March 28, 2024, the Company entered into Amendment No. 6 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the facility’s line of credit to up to $10.0 million and extended the expiration date of revolving credit note to March 31, 2025. On March 28, 2025, the Company entered into Amendment No. 7 to the Loan Agreement, which extended the expiration date of the revolving credit note to March 31, 2026. As of March 31, 2025, the Credit Facility bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) plus 125 basis points (1.25%) or the highest of the Prime Rate, the sum of the Overnight Bank Funding Rate plus 50 basis points (0.50%) and the sum of Daily Simple SOFR plus 100 basis points (1.00%). As of March 31, 2025 and December 31, 2024, the Company had no indebtedness under the Credit Facility.
On April 18, 2025, the Company entered into Amendment No. 8 to the Loan Agreement, which increased the aggregate principal amount that may be borrowed under the facility’s line of credit to up to $600.0 million, adjusted the interest rate charged on the credit facility and extended the expiration date of revolving credit note to April 30, 2027.
The Loan Agreements contain other customary loan terms, representations and warranties, and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Loan Agreement contains certain events of default, including, among others, non-payment of principal or interest and breach of the covenants.
(8) Leases
The Company enters into leases for real estate and equipment. Real estate leases are for our corporate office space and laboratories around the world. Real estate leases have remaining lease terms of less than 1 year to 15 years. Many of the Company’s leases include options to extend the leases on a month to month basis or for set periods for up to 20 years. Many leases also include options to terminate the leases within 1 year or per other contractual terms.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$8,065	$7,865
Variable lease cost	3,012	2,666
Supplemental cash flow information related to the leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,663	$6,151

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,897	904

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	March 31, 2025	December 31, 2024
Operating lease right-of-use assets - related parties	$72,776	$74,889
Operating lease right-of-use assets - non-related parties	57,083	53,760
Operating lease right-of-use assets	$129,859	$128,649

Other current liabilities - related parties	6,456	6,310
Other current liabilities - non-related parties	17,233	16,979
Other current liabilities	$23,689	$23,289

Operating lease liabilities - related parties	82,564	84,259
Operating lease liabilities - non-related parties	44,096	41,975
Operating lease liabilities	126,660	126,234

Total operating lease liabilities	$150,349	$149,523

Weighted Average Remaining Lease Term (years)
Operating leases	9.3	9.6
Weighted Average Discount Rate
Operating leases	5.7%	5.7%
Lease payments due related to lease liabilities as of March 31, 2025 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
Remainder of 2025	$8,716	$14,484	$23,200
2026	11,807	17,443	29,250
2027	10,839	14,096	24,935
2028	8,609	8,857	17,466
2029	8,824	6,041	14,865
Later years	82,845	7,251	90,096
Total lease payments	131,640	68,172	199,812
Less: imputed interest	(42,620)	(6,843)	(49,463)
Total	$89,020	$61,329	$150,349
As of March 31, 2025, we have an additional lease with contractual obligations, which have not yet commenced, with future payments of $0.1 million.
(9) Shareholder’s Equity and Stock-Based Compensation
The Company granted 146,064 awards to employees under the 2016 Incentive Award Plan during the three months ended March 31, 2025, consisting of 26,131 RSU and 35,473 stock options having five year vesting schedules and 84,460 stock option awards that vested upon issuance.

Award Activity
The following table sets forth the Company’s stock option activity:

	Three Months Ended March 31, 2025
	Stock Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,143,368	$130.33
Granted	119,933	$325.72
Exercised	(398,253)	$65.15
Cancelled/Forfeited/Expired	(6,200)	$166.73
Outstanding - end of period	858,848	$187.57

Exercisable - end of period	501,187	$183.40
The following table sets forth the Company’s RSA/RSU activity:

Three Months Ended March 31, 2025
Shares/Units
Outstanding and unvested - beginning of period	365,492
Granted	26,131
Vested	(170)
Forfeited	(6,518)
Outstanding and unvested - end of period	384,935
Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended March 31,
	2025	2024
Total direct costs	$3,027	$2,470
Selling, general and administrative	13,865	1,840
Total stock-based compensation expense	$16,892	$4,310
(10) Income Taxes
The Company’s effective income tax rate was 3.0% and 9.0% for the three months ended March 31, 2025 and 2024, respectively. The Company's effective income tax rate for the three months ended March 31, 2025 varied from the U.S. statutory rate of 21% primarily due to the impact of the state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Intangible Income (“FDII”).
(11) Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of March 31, 2025 and December 31, 2024. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of March 31, 2025.

Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $17.8 million as of March 31, 2025. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2029.
(12) Related Party Transactions
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.3 million existed at March 31, 2025 and December 31, 2024, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreement
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $2.2 million and $6.5 million during the three months ended March 31, 2025 and 2024, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024 the Company had Advanced billings from LIB of $9.7 million and $9.5 million, respectively, in the condensed consolidated balance sheets. In addition, as of March 31, 2025 and December 31, 2024 the Company had Accounts receivable and unbilled, net from LIB of $1.5 million and $2.8 million, respectively, in the condensed consolidated balance sheets.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $11.7 million and $6.3 million during the three months ended March 31, 2025 and 2024, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024 the Company had Advanced billings from CinRx of $5.8 million and $5.2 million, respectively, in the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024 the Company had Accounts receivable and unbilled, net from CinRx of $1.3 million and $1.4 million, respectively, in the condensed consolidated balance sheets.
Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through December 2032 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended March 31, 2025 and 2024 was $0.7 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2025 and December 31, 2024 were $17.2 million and $17.6 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2025 were $1.7 million and $16.1 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $1.6 million and $16.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.

In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended March 31, 2025 and 2024 was $1.4 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2025 and December 31, 2024 were $49.7 million and $50.2 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2025 were $1.6 million and $61.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $1.5 million and $62.0 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended March 31, 2025 and 2024 was $0.6 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2025 and December 31, 2024 were $5.9 million and $6.4 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2025 were $2.2 million and $3.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $2.2 million and $4.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. In the first quarter of 2024, the Company reduced the lease term in connection with a plan to replace the leased office beginning in early 2025. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended March 31, 2025 and 2024 was $0.7 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2025 and December 31, 2024 were $0.0 million and $0.7 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2025 were $1.0 million and $1.3 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $0.9 million and $1.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by private aviation charter companies which is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.4 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the

Company had Accounts payable to the Aircraft Management Company of $0.2 million in the condensed consolidated balance sheets.
(13) Segment Disclosures
Information about the reportable segment, significant segment expenses and a reconciliation to condensed consolidated net income is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue, net	$558,570	$511,044
Operating expenses:
Direct service costs, excluding depreciation and amortization - Employee compensation	143,927	138,521
Direct service costs, excluding depreciation and amortization - Other segment items (a)	33,889	32,971
Reimbursed out-of-pocket expenses	202,404	184,410
Total direct costs	380,220	355,902
Selling, general and administrative	57,897	44,081
Depreciation	6,694	6,631
Amortization	236	361
Total operating expenses	445,047	406,975
Income from operations	113,523	104,069
Other income, net:
Miscellaneous (expense) income, net	(1,816)	4,593
Interest income, net	6,463	4,120
Total other income, net	4,647	8,713
Income before income taxes	118,170	112,782
Income tax provision	3,575	10,191
Segment net income	$114,595	$102,591

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Condensed consolidated net income	$114,595	$102,591
(a) Direct service costs, excluding depreciation and amortization - Other segment items includes costs related to inventory, leases, project subcontractors and other direct service costs.

Revenue by Category
The following table disaggregates the Company’s revenue by major source (in thousands):

	Three Months Ended March 31,
	2025	2024
Therapeutic Area
Oncology	$170,476	$155,198
Metabolic	148,015	103,639
Other	95,836	108,400
Cardiology	58,279	55,637
Central Nervous System	54,901	44,136
AVAI	31,063	44,034
Total revenue	$558,570	$511,044

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and with the information under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Important factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” below and “Risk Factors” in “Item 1A Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, are forward looking statements. Forward looking statements include, without limitation, statements regarding our results of operations; financial position and performance; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; general economic conditions, including inflation, interest rates and other pricing pressures that could impact our operating margins; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” “opportunity,” “may,” “could,” “outlook,” “can,” “trend,” “might,” “drives,” “hope,” “potential,” “project,” “predict,” and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based largely on our current expectations and projections about future events and financial or other trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Any forward-looking statement speaks only as of the date it is made. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other important factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all important factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. We caution you therefore against relying on these forward-looking statements. Some of the important factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other important factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in “Item 1A Risk Factors,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk.
We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and “Part II – Other Information, Item 1A Risk Factors” herein.
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
We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 5,900 employees across 44 countries as of March 31, 2025, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.
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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $500.0 million and $615.6 million for the three months ended March 31, 2025 and 2024, respectively.
Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of March 31, 2025, our backlog decreased by $61.1 million, or 2.1%, to $2,846.0 million compared to $2,907.1 million as of March 31, 2024. Included within backlog as of March 31, 2025 was approximately $1,600.0 million to $1,620.0 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.
The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $6.9 million for the three months ended March 31, 2025 and unfavorable foreign currency adjustments of $6.8 million for the three months ended March 31, 2024.
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

	Three Months Ended March 31,
	2025	2024
U.S. Dollars per Euro:	1.05	1.09
Results of Operations
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
(Amounts in thousands, except percentages)	2025	2024	Change	% Change
Revenue, net	$558,570	$511,044	$47,526	9.3%
Direct service costs, excluding depreciation and amortization	177,816	171,492	6,324	3.7%
Reimbursed out-of-pocket expenses	202,404	184,410	17,994	9.8%
Total direct costs	380,220	355,902	24,318	6.8%
Selling, general and administrative	57,897	44,081	13,816	31.3%
Depreciation	6,694	6,631	63	1.0%
Amortization	236	361	(125)	(34.6)%
Total operating expenses	445,047	406,975	38,072	9.4%
Income from operations	113,523	104,069	9,454
Miscellaneous (expense) income, net	(1,816)	4,593	(6,409)
Interest income, net	6,463	4,120	2,343
Income before income taxes	118,170	112,782	5,388
Income tax provision	3,575	10,191	(6,616)
Net income	$114,595	$102,591	$12,004
Total revenue
Total revenue increased by $47.5 million, to $558.6 million for the three months ended March 31, 2025, from $511.0 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 was primarily driven by growth within the Metabolic, Oncology, and Central Nervous System therapeutic areas, compared to the same period in the prior year.
Total direct costs
Total direct costs increased by $24.3 million, to $380.2 million for the three months ended March 31, 2025, from $355.9 million for the three months ended March 31, 2024. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $18.0 million for the three months ended March 31, 2025, compared to the same period in the prior year. The higher personnel costs portion increased by $5.4 million for the three months ended March 31, 2025, compared to the same period in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $13.8 million, to $57.9 million for the three months ended March 31, 2025, from $44.1 million for the three months ended March 31, 2024. The increase was primarily attributed to higher personnel costs to support the growth in service activities. The higher personnel costs portion increased by $14.6 million for the three months ended March 31, 2025, compared to the same period in the prior year.

Depreciation and Amortization
Depreciation and amortization expense of $6.9 million for the three months ended March 31, 2025, remained relatively consistent with $7.0 million for the three months ended March 31, 2024.
Miscellaneous (expense) income, net
Miscellaneous (expense) income, net changed by $6.4 million, to $1.8 million of expense for the three months ended March 31, 2025, from $4.6 million of income for the three months ended March 31, 2024. The change was mainly attributable to foreign exchange gains and losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries, gains or losses from foreign currency transactions, such as those resulting from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment and proceeds from the recovery of a note receivable, compared to the same period in the prior year.
Interest income, net
Interest income, net increased by $2.3 million, to $6.5 million for the three months ended March 31, 2025, from $4.1 million for the three months ended March 31, 2024. This change was mainly attributable to increased interest income on Cash and cash equivalents, compared to the same period in the prior year.
Income tax provision
Income tax provision decreased by $6.6 million, to $3.6 million for the three months ended March 31, 2025, from $10.2 million for the three months ended March 31, 2024. The overall effective tax rate for the three months ended March 31, 2025 was 3.0%, compared to an overall effective tax rate of 9.0% for the three months ended March 31, 2024. The decrease in the income tax provision was primarily attributable to an increase in excess tax benefits recognized from share-based compensation, which was partially offset by an increase in pre-tax book income compared to the same period in the prior year. The decrease in the overall effective tax rate was primarily attributable to an increase in excess tax benefits recognized from share-based compensation compared to the same period in the prior year.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity as of March 31, 2025 are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $10.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. As of March 31, 2025, we had cash and cash equivalents of $441.4 million which decreased from $669.4 million as of December 31, 2024. Approximately $40.4 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of March 31, 2025.
As of March 31, 2025, we had $10.0 million available for borrowing under the Credit Facility. On April 18, 2025, the Company entered into Amendment No. 8 to the Loan Agreement, which increased the aggregate principal amount that may be borrowed under the facility’s line of credit to up to $600.0 million, adjusted the interest rate charged on the credit facility and extended the expiration date of revolving credit note to April 30, 2027. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, including additional lease commitments, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of March 31, 2025, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue increased by 71 basis points to 1.79% in the three months ended March 31, 2025, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Three Months Ended March 31,
Cash Flows (Amounts in thousands)	2025	2024
Net cash provided by operating activities	$125,836	$152,677
Net cash (used in) provided by investing activities	(9,987)	2,530
Net cash (used in) provided by financing activities	(345,966)	7,660
Effect of exchange rates on cash, cash equivalents and restricted cash	2,117	(1,306)
(Decrease) increase in cash, cash equivalents and restricted cash	$(228,000)	$161,561
Cash Flow from Operating Activities
Cash flows from operations are driven mainly by net income, stock-based compensation expense, depreciation, noncash lease expense and net movement in advanced billings, accrued expenses and accounts receivable and unbilled, net. Accounts receivable and unbilled, net and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities was $125.8 million for the three months ended March 31, 2025 beginning with net income of $114.6 million. Adjustments to reconcile net income to net cash provided by operating activities were $30.1 million, primarily related to stock based compensation expense of $16.9 million, depreciation of $6.7 million and noncash lease expense of $6.1 million. Changes in operating assets and liabilities used $18.9 million in operating cash flows and was primarily driven by decreased accrued expenses of $23.2 million and increased prepaid expenses and other current assets of $17.6 million, partially offset by changes in other assets and liabilities, net of $11.6 million, increased accounts payable of $10.7 million and increased advanced billings of $8.1 million.
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
Cash Flow from Investing Activities
Net cash used in investing activities was $10.0 million for the three months ended March 31, 2025 primarily consisting of property and equipment expenditures.
Net cash provided by investing activities was $2.5 million for the three months ended March 31, 2024 primarily consisting of 8.0 million in other investing activity, partially offset by $5.5 million of property and equipment expenditures.
Cash Flow from Financing Activities
Net cash used in financing activities was $346.0 million for the three months ended March 31, 2025 primarily related to $371.9 million in repurchases of common stock, partially offset by proceeds from stock option exercises of $25.9 million.
Net cash provided by financing activities was $7.7 million for the three months ended March 31, 2024 related to proceeds from stock option exercises.
Share Repurchases
In 2022, the Board approved a stock repurchase program of up to $500.0 million. In the first quarter of 2025, the Board approved an increase of $600.0 million to the Company’s stock repurchase program bringing the total repurchase authorization up to $1.1 billion. During the three months ended March 31, 2025, the Company repurchased 1,193,011 shares for $389.8 million. The Company did not execute any share repurchases during the three months ended March 31, 2024. As of March 31, 2025, the Company has remaining authorization of $344.8 million under the repurchase program.
On April 17, 2025, the Company's Board of Directors approved an increase of $1.0 billion to the Company's stock repurchase program.

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
Indebtedness
As of March 31, 2025, we had no indebtedness. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.
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
There have been no significant changes in the critical accounting policies and estimates as previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Effect of Recent Accounting Pronouncements
Refer to Note 1 of the Condensed Consolidated Financial Statements for management’s discussion of the effect of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no significant changes from the risk factors previously disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
This table provides certain information with respect to our monthly repurchases of the Company’s common stock during the first quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 1, 2025, through January 31, 2025	157,338	$338.39	8,717,935	$681,403,329
February 1, 2025, through February 28, 2025	239,720	$339.48	8,957,655	$600,023,412
March 1, 2025, through March 31, 2025	795,953	$320.66	9,753,608	$344,796,641
Total	1,193,011	$326.78	9,753,608
All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
We returned $389.8 million to shareholders in the form of share repurchases in the first quarter of fiscal year 2025. Refer to Note 1 – Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.
Use of Proceeds from Registered Securities
Not applicable.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
The exhibits in the accompanying Exhibit Index preceding the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	Amendment No. 7 dated March 28, 2025 to Loan Documents	8-K	001-37856	10.1	3/31/2025

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

/s/ Kevin M. Brady
Kevin M. Brady
Chief Financial Officer (Principal Financial Officer)
Date: April 22, 2025