Form 10-Q
period 2025-06-30
Medpace Holdings, Inc.
filed 2025-07-22
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	28,093,026 shares outstanding as of July 18, 2025

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As of
	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$46,330	$669,436
Accounts receivable and unbilled, net (includes $2.3 million and $4.2 million with related parties at June 30, 2025 and December 31, 2024, respectively)	377,921	296,443
Prepaid expenses and other current assets	96,554	63,350
Total current assets	520,805	1,029,229
Property and equipment, net	135,481	123,615
Operating lease right-of-use assets	129,504	128,649
Goodwill	662,396	662,396
Intangible assets, net	33,893	34,366
Deferred income taxes	65,792	100,357
Other assets	23,802	22,254
Total assets	$1,571,673	$2,100,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.1 million and $0.2 million with related parties at June 30, 2025 and December 31, 2024, respectively)	$43,275	$32,528
Accrued expenses	323,505	307,807
Advanced billings (includes $15.1 million and $14.6 million with related parties at June 30, 2025 and December 31, 2024, respectively)	808,783	710,585
Other current liabilities	44,880	53,633
Total current liabilities	1,220,443	1,104,553
Operating lease liabilities	124,946	126,234
Deferred income tax liability	2,016	1,800
Other long-term liabilities	51,917	42,734
Total liabilities	1,399,322	1,275,321
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at June 30, 2025 and December 31, 2024; 28,088,626 and 30,630,799 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	281	306
Treasury stock - 70,073 shares at June 30, 2025 and December 31, 2024	(12,235)	(12,235)
Additional paid-in capital	893,174	844,050
(Accumulated deficit) retained earnings	(703,215)	8,167
Accumulated other comprehensive loss	(5,654)	(14,743)
Total shareholders’ equity	172,351	825,545
Total liabilities and shareholders’ equity	$1,571,673	$2,100,866

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net (includes $16.9 million and $11.2 million with related parties for the three months ended June 30, 2025 and 2024, respectively, and $30.7 million and $24.0 million with related parties for the six months ended June 30, 2025 and 2024, respectively)	$603,311	$528,104	$1,161,881	$1,039,148
Operating expenses:
Direct service costs, excluding depreciation and amortization	185,826	171,541	363,642	343,033
Reimbursed out-of-pocket expenses	237,472	202,725	439,876	387,135
Total direct costs	423,298	374,266	803,518	730,168
Selling, general and administrative	46,664	41,453	104,561	85,534
Depreciation	6,777	6,874	13,471	13,505
Amortization	237	361	473	722
Total operating expenses	476,976	422,954	922,023	829,929
Income from operations	126,335	105,150	239,858	209,219
Other (expense) income, net:
Miscellaneous (expense) income, net	(2,875)	(133)	(4,691)	4,460
Interest income, net	1,078	5,465	7,541	9,585
Total other (expense) income, net	(1,797)	5,332	2,850	14,045
Income before income taxes	124,538	110,482	242,708	223,264
Income tax provision	34,278	22,131	37,853	32,322
Net income	$90,260	$88,351	$204,855	$190,942
Net income per share attributable to common shareholders:
Basic	$3.16	$2.85	$6.95	$6.17
Diluted	$3.10	$2.75	$6.79	$5.96
Weighted average common shares outstanding:
Basic	28,601	30,990	29,489	30,917
Diluted	29,143	32,086	30,165	32,046
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$90,260	$88,351	$204,855	$190,942
Other comprehensive income (loss)
Foreign currency translation adjustments, net of taxes	5,967	(548)	9,089	(2,517)
Comprehensive income	$96,227	$87,803	$213,944	$188,425
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2023	$308	$(12,322)	$802,681	$(221,645)	$(10,072)	$558,950
Net income				102,591		102,591
Foreign currency translation					(1,969)	(1,969)
Stock-based compensation expense			4,310			4,310
Stock options exercised	2		7,658			7,660
Re-issuance of treasury stock		87		(87)		—
BALANCE — March 31, 2024	$310	$(12,235)	$814,649	$(119,141)	$(12,041)	$671,542
Net income				88,351		88,351
Foreign currency translation					(548)	(548)
Stock-based compensation expense			3,588			3,588
Stock options exercised			666			666
BALANCE — June 30, 2024	$310	$(12,235)	$818,903	$(30,790)	$(12,589)	$763,599

	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2024	$306	$(12,235)	$844,050	$8,167	$(14,743)	$825,545
Net income				114,595		114,595
Foreign currency translation					3,122	3,122
Stock-based compensation expense			16,892			16,892
Stock options exercised	4		25,941			25,945
Repurchases of common stock	(12)			(392,478)		(392,490)
BALANCE — March 31, 2025	$298	$(12,235)	$886,883	$(269,716)	$(11,621)	$593,609
Net income				90,260		90,260
Foreign currency translation					5,967	5,967
Stock-based compensation expense			5,951			5,951
Stock options exercised			340			340
Repurchases of common stock	(17)			(523,759)		(523,776)
BALANCE — June 30, 2025	$281	$(12,235)	$893,174	$(703,215)	$(5,654)	$172,351
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$204,855	$190,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,471	13,505
Amortization	473	722
Stock-based compensation expense	22,843	7,898
Noncash lease expense	11,687	11,461
Deferred income tax provision (benefit)	34,856	(919)
Other	(520)	(3,903)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(81,980)	(2,714)
Prepaid expenses and other current assets	(33,130)	(11,251)
Accounts payable	12,021	(2,453)
Accrued expenses	12,249	915
Advanced billings	98,198	78,557
Lease liabilities	(12,615)	(11,025)
Other assets and liabilities, net	(8,046)	(2,661)
Net cash provided by operating activities	274,362	269,074
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(16,107)	(18,368)
Other	100	8,108
Net cash used in investing activities	(16,007)	(10,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	26,285	8,326
Repurchases of common stock	(912,815)	—
Net cash (used in) provided by financing activities	(886,530)	8,326
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,069	(1,695)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(623,106)	265,445
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	669,436	245,449
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$46,330	$510,894
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2025
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
Share Repurchases
In 2022, the Company’s Board of Directors (“Board”) approved a stock repurchase program of up to $500.0 million. In the first and second quarters of 2025, the Board approved increases of $600.0 million and $1.0 billion, respectively, to the Company’s stock repurchase program bringing the total repurchase authorization up to $2.1 billion. During the three and six months ended June 30, 2025, the Company repurchased 1,754,264 shares and 2,947,275 shares for $518.5 million and $908.4 million, respectively. The Company did not execute any share repurchases during the three and six months ended June 30, 2024. As of June 30, 2025, the Company has remaining authorization of $826.3 million under the repurchase program.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except for earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted-average shares:
Common shares outstanding	28,601	30,990	29,489	30,917
RSAs	—	—	—	7
Total weighted-average shares	28,601	30,990	29,489	30,924
Earnings per common share—Basic
Net income	$90,260	$88,351	$204,855	$190,942
Less: Undistributed earnings allocated to RSAs	—	—	—	(41)
Net income available to common shareholders—Basic	$90,260	$88,351	$204,855	$190,901

Net income per common share—Basic	$3.16	$2.85	$6.95	$6.17

Basic weighted-average common shares outstanding	28,601	30,990	29,489	30,917
Effect of diluted shares	542	1,096	676	1,129
Diluted weighted-average shares outstanding	29,143	32,086	30,165	32,046

Net income per common share—Diluted	$3.10	$2.75	$6.79	$5.96
During the three and six months ended June 30, 2025, the Company had (in thousands) 205.3 and 198.0 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the six months ended June 30, 2024, the Company had (in thousands) 4.8 stock options that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.
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
The Company does not have material recurring fair value measurements as of June 30, 2025 and December 31, 2024. There were no material transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2025 and 2024.
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
Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Accounts receivable	$371,918	$291,096
Unbilled receivables	6,003	5,347
Less: allowance for doubtful accounts	—	—
Total accounts receivable and unbilled, net	$377,921	$296,443
Contract Liabilities
Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.
Advanced billings consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Advanced billings	$808,783	$710,585
As of June 30, 2025 and December 31, 2024, the Company had approximately $3.5 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	$145,051	$145,051
Accumulated amortization:
Customer relationships	(142,804)	(142,331)
Total finite-lived intangible assets, net	2,247	2,720
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$33,893	$34,366
As of June 30, 2025, estimated amortization expense of the Company’s intangible assets for each of the remaining years is as follows (in thousands):

Amortization
Remainder of 2025	$473
2026	620
2027	577
2028	577
$2,247
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Employee compensation and benefits	$68,238	$84,929
Project related reimbursable expenses	244,354	212,008
Other	10,913	10,870
Total accrued expenses	$323,505	$307,807
(7) Debt
On September 30, 2019 (the “Closing Date”), the Company obtained an unsecured credit facility (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”).
On the Closing Date, the Borrower and lender entered into a Loan Agreement (as it may be amended from time to time, the “Loan Agreement”) providing for the Credit Facility, and the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement. On March 28, 2024, the Company entered into Amendment No. 6 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the Credit Facility to up to $10.0 million and extended the expiration date of revolving credit note to March 31, 2025. On March 28, 2025, the Company entered into Amendment No. 7 to the Loan Agreement, which extended the expiration date of the revolving credit note to March 31, 2026. On April 18, 2025, the Company entered into Amendment No. 8 to the Loan Agreement, which increased the aggregate principal amount that may be borrowed under the

Credit Facility to up to $600.0 million, adjusted the interest rate charged on the Credit Facility and extended the expiration date of the revolving credit note to April 30, 2027. The Credit Facility bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) plus 100 basis points (1.00%) or the highest of the Prime Rate, the sum of the Overnight Bank Funding Rate plus 50 basis points (0.50%) and the sum of Daily Simple SOFR plus 100 basis points (1.00%). As of June 30, 2025 and December 31, 2024, the Company had no indebtedness under the Credit Facility.
On July 17, 2025, the Company entered into Amendment No. 9 to the Loan Agreement, which decreased the aggregate principal amount that may be borrowed under the Credit Facility to up to $10.0 million.
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
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$7,688	$7,903	$15,753	$15,768
Variable lease cost	2,819	2,735	5,831	5,401
Supplemental cash flow information related to the leases was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,023	$11,565

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,202	2,222

Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
Operating lease right-of-use assets - related parties	$71,333	$74,889
Operating lease right-of-use assets - non-related parties	58,171	53,760
Operating lease right-of-use assets	$129,504	$128,649

Other current liabilities - related parties	6,606	6,310
Other current liabilities - non-related parties	18,280	16,979
Other current liabilities	$24,886	$23,289

Operating lease liabilities - related parties	80,857	84,259
Operating lease liabilities - non-related parties	44,089	41,975
Operating lease liabilities	124,946	126,234
Total operating lease liabilities	$149,832	$149,523

Weighted Average Remaining Lease Term (years)
Operating leases	9.1	9.6
Weighted Average Discount Rate
Operating leases	5.6%	5.7%
Lease payments due related to lease liabilities as of June 30, 2025 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
Remainder of 2025	$5,827	$10,147	$15,974
2026	11,807	18,758	30,565
2027	10,839	15,328	26,167
2028	8,609	9,981	18,590
2029	8,824	6,976	15,800
Later years	82,845	7,963	90,808
Total lease payments	128,751	69,153	197,904
Less: imputed interest	(41,288)	(6,784)	(48,072)
Total	$87,463	$62,369	$149,832
(9) Shareholder’s Equity and Stock-Based Compensation
The Company granted 154,264 awards to employees under the 2016 Incentive Award Plan during the six months ended June 30, 2025, consisting of 34,331 RSU and 35,473 stock options having five year vesting schedules and 84,460 stock option awards that vested upon issuance. The Company granted an additional 7,344 stock option awards to non-employee directors under the 2016 Incentive Award Plan during the six months ended June 30, 2025. These awards are scheduled to vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.

Award Activity
The following table sets forth the Company’s stock option activity:

	Six Months Ended June 30, 2025
	Stock Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,143,368	$130.33
Granted	127,277	$324.56
Exercised	(404,263)	$65.02
Cancelled/Forfeited/Expired	(8,550)	$215.92
Outstanding - end of period	857,832	$189.07

Exercisable - end of period	500,766	$187.29
The following table sets forth the Company’s RSA/RSU activity:

Six Months Ended June 30, 2025
Shares/Units
Outstanding and unvested - beginning of period	365,492
Granted	34,331
Vested	(839)
Forfeited	(13,374)
Outstanding and unvested - end of period	385,610
Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock-based compensation awards is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total direct costs	$3,420	$2,308	$6,447	$4,778
Selling, general and administrative	2,531	1,280	16,396	3,120
Total stock-based compensation expense	$5,951	$3,588	$22,843	$7,898
(10) Income Taxes
The Company’s effective income tax rate was 27.5% and 20.0% for the three months ended June 30, 2025 and 2024, respectively. The Company's effective income tax rate was 15.6% and 14.5% for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective income tax rate for the three months ended June 30, 2025 varied from the U.S. statutory rate of 21% primarily due to the impact of the state taxes and a decrease in the estimated tax benefits related to Foreign Derived Intangible Income (“FDII”). The Company’s effective income tax rate for the six months ended June 30, 2025 varied from the U.S. statutory rate of 21% due to the impact of state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We are currently assessing its impact on our condensed consolidated financial statements.

(11) Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of June 30, 2025 and December 31, 2024. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of June 30, 2025.
Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $18.0 million as of June 30, 2025. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2029.
(12) Related Party Transactions
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.4 million and $0.3 million at June 30, 2025 and December 31, 2024, respectively, are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreement
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $1.7 million and $3.9 million during the three months ended June 30, 2025 and 2024, respectively, and $3.9 million and $10.4 million during the six months ended June 30, 2025 and 2024, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company had Advanced billings from LIB of $9.1 million and $9.5 million, respectively, in the condensed consolidated balance sheets. In addition, as of June 30, 2025 and December 31, 2024 the Company had Accounts receivable and unbilled, net from LIB of $1.3 million and $2.8 million, respectively, in the condensed consolidated balance sheets.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $15.1 million and $7.3 million during the three months ended June 30, 2025 and 2024, respectively, and $26.8 million and $13.6 million during the six months ended June 30, 2025 and 2024, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company had Advanced billings from CinRx of $6.0 million and $5.2 million, respectively, in the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024 the Company had Accounts receivable and unbilled, net from CinRx of $1.1 million and $1.4 million, respectively, in the condensed consolidated balance sheets.
The Summit Hotel (“The Summit”)
The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. Medpace incurred expenses of $0.1 million during the three months ended June 30, 2025 and 2024, and $0.1 million and $0.2 million during the six months ended June 30, 2025 and 2024, respectively, at The Summit.

Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through December 2032 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2025 and 2024 was $0.7 million. Operating lease cost recognized for the six months ended June 30, 2025 and 2024 was $1.4 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2025 and December 31, 2024 were $16.7 million and $17.6 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2025 were $1.7 million and $15.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $1.6 million and $16.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2025 and 2024 was $1.4 million. Operating lease cost recognized for the six months ended June 30, 2025 and 2024 was $2.8 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2025 and December 31, 2024 were $49.3 million and $50.2 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2025 were $1.6 million and $61.1 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $1.5 million and $62.0 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2025 and 2024 was $0.7 million. Operating lease cost recognized for the six months ended June 30, 2025 and 2024 was $1.3 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2025 and December 31, 2024 were $5.3 million and $6.4 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2025 were $2.3 million and $3.1 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $2.2 million and $4.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. In the first quarter of 2024, the Company reduced the lease term in connection with a plan to replace the leased office beginning in early 2025. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2025 and 2024 was less than $0.1 million and $0.8 million, respectively. Operating lease cost recognized for the six months ended June 30, 2025 and 2024 was $0.7 million and $1.5 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2025 and December 31, 2024 were $0.0 million and $0.7 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2025 were $1.0 million and $1.0 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $0.9 million and $1.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by private aviation charter companies which is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.5 million and $0.7 million during the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $1.0 million during the six months ended June 30, 2025 and 2024, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company had Accounts payable to the Aircraft Management Company of $0.1 million and $0.2 million, respectively, in the condensed consolidated balance sheets.

(13) Segment Disclosures
Information about the reportable segment, significant segment expenses and a reconciliation to condensed consolidated net income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	$603,311	$528,104	$1,161,881	$1,039,148
Operating expenses:
Direct service costs, excluding depreciation and amortization - Employee compensation	147,942	135,923	291,869	274,444
Direct service costs, excluding depreciation and amortization - Other segment items (a)	37,884	35,618	71,773	68,589
Reimbursed out-of-pocket expenses	237,472	202,725	439,876	387,135
Total direct costs	423,298	374,266	803,518	730,168
Selling, general and administrative	46,664	41,453	104,561	85,534
Depreciation	6,777	6,874	13,471	13,505
Amortization	237	361	473	722
Total operating expenses	476,976	422,954	922,023	829,929
Income from operations	126,335	105,150	239,858	209,219
Other (expense) income, net:
Miscellaneous (expense) income, net	(2,875)	(133)	(4,691)	4,460
Interest income, net	1,078	5,465	7,541	9,585
Total other (expense) income, net	(1,797)	5,332	2,850	14,045
Income before income taxes	124,538	110,482	242,708	223,264
Income tax provision	34,278	22,131	37,853	32,322
Segment net income	$90,260	$88,351	$204,855	$190,942

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Condensed consolidated net income	$90,260	$88,351	$204,855	$190,942
(a) Direct service costs, excluding depreciation and amortization - Other segment items includes costs related to inventory, leases, project subcontractors and other direct service costs.
Revenue by Category
The following table disaggregates the Company’s revenue by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Therapeutic Area
Oncology	$188,558	$162,952	$359,034	$318,150
Metabolic	147,873	106,302	295,888	209,941
Other	118,062	112,432	213,898	220,832
Cardiology	58,584	60,699	116,863	116,336
Central Nervous System	61,129	46,519	116,030	90,655
AVAI	29,105	39,200	60,168	83,234
Total revenue	$603,311	$528,104	$1,161,881	$1,039,148

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, are forward looking statements. Forward looking statements include, without limitation, statements regarding our results of operations; financial position and performance; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; general economic conditions, including inflation, interest rates and other pricing pressures that could impact our operating margins; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” “opportunity,” “may,” “could,” “outlook,” “can,” “trend,” “might,” “drives,” “hope,” “potential,” “project,” “predict,” and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based largely on our current expectations and projections about future events and financial or other trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Any forward-looking statement speaks only as of the date it is made. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. We caution you therefore against relying on these forward-looking statements. Some of the factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions and the other factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in “Item 1A Risk Factors,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk.”
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
Business Overview
We are one of the world’s leading clinical contract research organizations, or CROs, by revenue, solely focused on providing scientifically-driven outsourced clinical development services to the biotechnology, pharmaceutical and medical device industries. Our mission is to accelerate the global development of safe and effective medical therapeutics. We differentiate ourselves from our competitors by our disciplined operating model centered on providing full-service Phase I-IV clinical development services and our therapeutic expertise. We believe this combination results in timely and cost-

effective delivery of clinical development services for our customers. We believe that we are a partner of choice for small- and mid-sized biopharmaceutical companies based on our ability to consistently utilize our full-service, disciplined operating model to deliver timely and high-quality results for our customers.
We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 6,000 employees across 44 countries as of June 30, 2025, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.
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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $620.5 million and $1,120.6 million for the three and six months ended June 30, 2025, respectively. Net new business awards were $551.0 million and $1,166.5 million for the three and six months ended June 30, 2024, respectively.
Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of June 30, 2025, our backlog decreased by $51.3 million, or 1.8%, to $2,873.6 million compared to $2,924.9 million as of June 30, 2024. Included within backlog as of June 30, 2025 was approximately $1,740.0 million to $1,760.0 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.
The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $14.5 million for the three months ended June 30, 2025; favorable foreign currency adjustments of $21.4 million for the six months ended June 30, 2025; unfavorable foreign currency adjustments of $1.2 million for the three months ended June 30, 2024; and unfavorable foreign currency adjustments of $8.0 million for the six months ended June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S. Dollars per Euro:	1.13	1.08	1.09	1.08
Results of Operations
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2025	2024	Change	% Change
Revenue, net	$603,311	$528,104	$75,207	14.2%
Direct service costs, excluding depreciation and amortization	185,826	171,541	14,285	8.3%
Reimbursed out-of-pocket expenses	237,472	202,725	34,747	17.1%
Total direct costs	423,298	374,266	49,032	13.1%
Selling, general and administrative	46,664	41,453	5,211	12.6%
Depreciation	6,777	6,874	(97)	(1.4)%
Amortization	237	361	(124)	(34.3)%
Total operating expenses	476,976	422,954	54,022	12.8%
Income from operations	126,335	105,150	21,185
Miscellaneous expense, net	(2,875)	(133)	(2,742)
Interest income, net	1,078	5,465	(4,387)
Income before income taxes	124,538	110,482	14,056
Income tax provision	34,278	22,131	12,147
Net income	$90,260	$88,351	$1,909

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,
(Amounts in thousands, except percentages)	2025	2024	Change	% Change
Revenue, net	$1,161,881	$1,039,148	$122,733	11.8%
Direct service costs, excluding depreciation and amortization	363,642	343,033	20,609	6.0%
Reimbursed out-of-pocket expenses	439,876	387,135	52,741	13.6%
Total direct costs	803,518	730,168	73,350	10.0%
Selling, general and administrative	104,561	85,534	19,027	22.2%
Depreciation	13,471	13,505	(34)	(0.3)%
Amortization	473	722	(249)	(34.5)%
Total operating expenses	922,023	829,929	92,094	11.1%
Income from operations	239,858	209,219	30,639
Miscellaneous (expense) income, net	(4,691)	4,460	(9,151)
Interest income, net	7,541	9,585	(2,044)
Income before income taxes	242,708	223,264	19,444
Income tax provision	37,853	32,322	5,531
Net income	$204,855	$190,942	$13,913
Total revenue
Total revenue increased by $75.2 million to $603.3 million for the three months ended June 30, 2025, from $528.1 million for the three months ended June 30, 2024. Total revenue increased by $122.7 million to $1,161.9 million for the six months ended June 30, 2025, from $1,039.1 million for the six months ended June 30, 2024. The increase for the three and six months ended June 30, 2025 was primarily driven by growth within the Metabolic, Oncology and Central Nervous System therapeutic areas, compared to the same periods in the prior year.
Total direct costs
Total direct costs increased by $49.0 million, to $423.3 million for the three months ended June 30, 2025 from $374.3 million for the three months ended June 30, 2024. Total direct costs increased by $73.4 million, to $803.5 million for the six months ended June 30, 2025 from $730.2 million for the six months ended June 30, 2024. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased by $34.7 million and $52.7 million for the three and six months ended June 30, 2025, compared to the same periods in the prior year. The higher personnel costs portion increased by $12.0 million and $17.4 million for the three and six months ended June 30, 2025, compared to the same periods in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $5.2 million, to $46.7 million for the three months ended June 30, 2025 from $41.5 million for the three months ended June 30, 2024. Selling, general and administrative expenses increased by $19.0 million, to $104.6 million for the six months ended June 30, 2025 from $85.5 million for the six months ended June 30, 2024. The increase was primarily attributed to higher personnel costs to support the growth in service activities. The higher personnel costs portion increased by $4.4 million and $19.0 million for the three and six months ended June 30, 2025, compared to the same periods in the prior year.
Depreciation and Amortization
Depreciation and amortization expense of $7.0 million for the three months ended June 30, 2025, remained relatively consistent with $7.2 million for the three months ended June 30, 2024. Depreciation and amortization expense of $13.9 million for the six months ended June 30, 2025, remained relatively consistent with $14.2 million for the six months ended June 30, 2024.
Miscellaneous (expense) income, net

Miscellaneous expense, net increased by $2.7 million to $2.9 million for the three months ended June 30, 2025, from $0.1 million for the three months ended June 30, 2024. Miscellaneous (expense) income, net changed by $9.2 million to $4.7 million of expense for the six months ended June 30, 2025 from $4.5 million of income for the six months ended June 30, 2024. These changes were mainly attributable to foreign exchange gains and losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries and from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment, third-party investment gains or losses and proceeds from the recovery of a note receivable, compared to the same periods in the prior year.
Interest income, net
Interest income, net decreased by $4.4 million to $1.1 million for the three months ended June 30, 2025, from $5.5 million for the three months ended June 30, 2024. Interest income, net decreased by $2.0 million to $7.5 million for the six months ended June 30, 2025, from $9.6 million for the six months ended June 30, 2024. These changes were mainly attributable to decreased interest income on Cash and cash equivalents, compared to the same periods in the prior year.
Income tax provision
Income tax provision increased by $12.1 million, to $34.3 million for the three months ended June 30, 2025 from $22.1 million for the three months ended June 30, 2024. Income tax provision increased by $5.5 million, to $37.9 million for the six months ended June 30, 2025 from $32.3 million for the six months ended June 30, 2024. The overall effective tax rate for the three months ended June 30, 2025 was 27.5%, compared to an overall effective tax rate of 20.0% for the three months ended June 30, 2024. The overall effective tax rate for the six months ended June 30, 2025 was 15.6% compared to an overall effective tax rate of 14.5% for the six months ended June 30, 2024. The increase in the income tax provision and overall effective tax rate for the three months ended June 30, 2025 was primarily attributable to an increase in pre-tax book income, a decrease in excess tax benefits recognized from share-based compensation and a decrease in the estimated tax benefits related to Foreign Derived Intangible Income (FDII) compared to the same period in the prior year. The increase in the income tax provision and overall effective tax rate for the six months ended June 30, 2025 was primarily attributable to an increase in pre-tax book income and a decrease in the estimated tax benefits related to FDII, which was partially offset by an increase in excess tax benefits recognized from share-based compensation compared to the same period in the prior year.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We are currently assessing its impact on our condensed consolidated financial statements.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity as of June 30, 2025 are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $600.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. As of June 30, 2025, we had cash and cash equivalents of $46.3 million which decreased from $669.4 million as of December 31, 2024 primarily due to repurchases of common stock. Approximately $23.1 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of June 30, 2025.
As of June 30, 2025, we had $600.0 million available for borrowing under the Credit Facility. On July 17, 2025, the Company entered into Amendment No. 9 to the Loan Agreement, which decreased the aggregate principal amount that may be borrowed under the Credit Facility to up to $10.0 million. Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, including additional lease commitments, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of June 30, 2025, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue decreased by 38 basis points to 1.39% in the six months ended June 30, 2025, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Six Months Ended June 30,
Cash Flows (Amounts in thousands)	2025	2024
Net cash provided by operating activities	$274,362	$269,074
Net cash used in investing activities	(16,007)	(10,260)
Net cash (used in) provided by financing activities	(886,530)	8,326
Effect of exchange rates on cash, cash equivalents, and restricted cash	5,069	(1,695)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(623,106)	$265,445
Cash Flow from Operating Activities
Cash flows from operations are driven mainly by net income, deferred income tax provision, stock-based compensation expense, depreciation, noncash lease expense and net movement in advanced billings, accounts receivable and unbilled, net and prepaid expenses and other current assets. Advanced billings and accounts receivable and unbilled, net fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities was $274.4 million for the six months ended June 30, 2025 beginning with net income of $204.9 million. Adjustments to reconcile net income to net cash provided by operating activities were $82.8 million, primarily related to deferred income tax provision of $34.9 million, stock-based compensation expense of $22.8 million, depreciation of $13.5 million and noncash lease expense of $11.7 million. Changes in operating assets and liabilities used $13.3 million in operating cash flows and was primarily driven by increased accounts receivable and unbilled, net of $82.0 million and increased prepaid expenses and other current assets of 33.1 million, partially offset by increased advanced billings of $98.2 million.
Net cash flows provided by operating activities was $269.1 million for the six months ended June 30, 2024 beginning with net income of $190.9 million. Adjustments to reconcile net income to net cash provided by operating activities were $28.8 million, primarily related to depreciation of $13.5 million, noncash lease expense of $11.5 million and stock-based compensation expense of $7.9 million. Changes in operating assets and liabilities provided $49.4 million in operating cash flows and was primarily driven by increased advanced billings of $78.6 million, partially offset by increased prepaid expenses and other current assets of $11.3 million and decreased lease liabilities of $11.0 million.
Cash Flow from Investing Activities
Net cash used in investing activities was $16.0 million for the six months ended June 30, 2025 primarily consisting of property and equipment expenditures.
Net cash used in investing activities was $10.3 million for the six months ended June 30, 2024 primarily consisting of property and equipment expenditures of $18.4 million, partially offset by $8.1 million in other investing activity.
Cash Flow from Financing Activities
Net cash used in financing activities was $886.5 million for the six months ended June 30, 2025 primarily related to $912.8 million in repurchases of common stock, partially offset by proceeds from stock option exercises of $26.3 million.
Net cash provided by financing activities was $8.3 million for the six months ended June 30, 2024 related to proceeds from stock option exercises.
Share Repurchases
In 2022, the Company’s Board of Directors (“Board”) approved a stock repurchase program of up to $500.0 million. In the first and second quarters of 2025, the Board approved increases of $600.0 million and $1.0 billion, respectively, to the Company’s stock repurchase program bringing the total repurchase authorization up to $2.1 billion. During the three and six months ended June 30, 2025, the Company repurchased 1,754,264 shares and 2,947,275 shares for $518.5 million and

$908.4 million, respectively. The Company did not execute any share repurchases during the three and six months ended June 30, 2024. As of June 30, 2025, the Company has remaining authorization of $826.3 million under the repurchase program.

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
Indebtedness
As of June 30, 2025, we had no indebtedness. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
This table provides certain information with respect to our monthly repurchases of the Company’s common stock during the second quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1, 2025, through April 30, 2025	1,198,556	$294.00	10,952,164	$992,421,570
May 1, 2025, through May 31, 2025	233,447	$292.30	11,185,611	$924,185,657
June 1, 2025, through June 30, 2025	322,261	$303.88	11,507,872	$826,256,169
Total	1,754,264	$295.59	11,507,872
All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
We returned $518.5 million to shareholders in the form of share repurchases in the second quarter of fiscal year 2025. Refer to Note 1 – Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.
Use of Proceeds from Registered Securities
Not applicable.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
The exhibits in the accompanying Exhibit Index preceding the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	Amendment No. 8 dated April 18, 2025 to Loan Documents	8-K	001-37856	10.1	4/21/2025

#10.2	Medpace Holdings, Inc. 2016 Amended and Restated Incentive Award Plan	8-K	001-37856	10.1	5/16/2025

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: July 22, 2025