Form 10-Q
period 2025-09-30
Medpace Holdings, Inc.
filed 2025-10-23
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	28,168,223 shares outstanding as of October 17, 2025

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As of
	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$285,351	$669,436
Accounts receivable and unbilled, net (includes $3.6 million and $4.2 million with related parties at September 30, 2025 and December 31, 2024, respectively)	373,034	296,443
Prepaid expenses and other current assets	78,900	63,350
Total current assets	737,285	1,029,229
Property and equipment, net	133,175	123,615
Operating lease right-of-use assets	123,586	128,649
Goodwill	662,396	662,396
Intangible assets, net	33,657	34,366
Deferred income taxes	37,189	100,357
Other assets	25,724	22,254
Total assets	$1,753,012	$2,100,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.3 million and $0.2 million with related parties at September 30, 2025 and December 31, 2024, respectively)	$26,523	$32,528
Accrued expenses	368,746	307,807
Advanced billings (includes $14.1 million and $14.6 million with related parties at September 30, 2025 and December 31, 2024, respectively)	834,328	710,585
Other current liabilities	54,317	53,633
Total current liabilities	1,283,914	1,104,553
Operating lease liabilities	119,067	126,234
Deferred income tax liability	1,899	1,800
Other long-term liabilities	54,491	42,734
Total liabilities	1,459,371	1,275,321
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at September 30, 2025 and December 31, 2024; 28,168,223 and 30,630,799 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	282	306
Treasury stock - 70,073 shares at September 30, 2025 and December 31, 2024	(12,235)	(12,235)
Additional paid-in capital	907,483	844,050
(Accumulated deficit) retained earnings	(596,237)	8,167
Accumulated other comprehensive loss	(5,652)	(14,743)
Total shareholders’ equity	293,641	825,545
Total liabilities and shareholders’ equity	$1,753,012	$2,100,866

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net (includes $12.2 million and $15.5 million with related parties for the three months ended September 30, 2025 and 2024, respectively, and $42.9 million and $39.5 million with related parties for the nine months ended September 30, 2025 and 2024, respectively)	$659,903	$533,317	$1,821,784	$1,572,465
Operating expenses:
Direct service costs, excluding depreciation and amortization	186,335	171,540	549,977	514,573
Reimbursed out-of-pocket expenses	276,629	192,769	716,505	579,904
Total direct costs	462,964	364,309	1,266,482	1,094,477
Selling, general and administrative	48,082	49,217	152,643	134,751
Depreciation	6,813	7,158	20,284	20,663
Amortization	236	360	709	1,082
Total operating expenses	518,095	421,044	1,440,118	1,250,973
Income from operations	141,808	112,273	381,666	321,492
Other income, net:
Miscellaneous (expense) income, net	(489)	(1,025)	(5,180)	3,435
Interest income, net	1,517	7,528	9,058	17,113
Total other income, net	1,028	6,503	3,878	20,548
Income before income taxes	142,836	118,776	385,544	342,040
Income tax provision	31,701	22,350	69,554	54,672
Net income	$111,135	$96,426	$315,990	$287,368
Net income per share attributable to common shareholders:
Basic	$3.95	$3.11	$10.88	$9.28
Diluted	$3.86	$3.01	$10.64	$8.96
Weighted average common shares outstanding:
Basic	28,136	31,047	29,033	30,960
Diluted	28,817	32,088	29,710	32,060
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$111,135	$96,426	$315,990	$287,368
Other comprehensive income
Foreign currency translation adjustments, net of taxes	2	3,413	9,091	896
Comprehensive income	$111,137	$99,839	$325,081	$288,264
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2023	$308	$(12,322)	$802,681	$(221,645)	$(10,072)	$558,950
Net income				102,591		102,591
Foreign currency translation					(1,969)	(1,969)
Stock-based compensation expense			4,310			4,310
Stock options exercised	2		7,658			7,660
Re-issuance of treasury stock		87		(87)		—
BALANCE — March 31, 2024	$310	$(12,235)	$814,649	$(119,141)	$(12,041)	$671,542
Net income				88,351		88,351
Foreign currency translation					(548)	(548)
Stock-based compensation expense			3,588			3,588
Stock options exercised			666			666
BALANCE — June 30, 2024	$310	$(12,235)	$818,903	$(30,790)	$(12,589)	$763,599
Net income				96,426		96,426
Foreign currency translation					3,413	3,413
Stock-based compensation expense			11,727			11,727
Stock options exercised	1		6,273			6,274
BALANCE — September 30, 2024	$311	$(12,235)	$836,903	$65,636	$(9,176)	$881,439

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2024	$306	$(12,235)	$844,050	$8,167	$(14,743)	$825,545
Net income				114,595		114,595
Foreign currency translation					3,122	3,122
Stock-based compensation expense			16,892			16,892
Stock options exercised	4		25,941			25,945
Repurchases of common stock	(12)			(392,478)		(392,490)
BALANCE — March 31, 2025	$298	$(12,235)	$886,883	$(269,716)	$(11,621)	$593,609
Net income				90,260		90,260
Foreign currency translation					5,967	5,967
Stock-based compensation expense			5,951			5,951
Stock options exercised			340			340
Repurchases of common stock	(17)			(523,759)		(523,776)
BALANCE — June 30, 2025	$281	$(12,235)	$893,174	$(703,215)	$(5,654)	$172,351
Net income				111,135		111,135
Foreign currency translation					2	2
Stock-based compensation expense			6,323			6,323
Stock options exercised	1		7,986			7,987
Repurchases of common stock				(4,157)		(4,157)
BALANCE — September 30, 2025	$282	$(12,235)	$907,483	$(596,237)	$(5,652)	$293,641
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$315,990	$287,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,284	20,663
Amortization	709	1,082
Stock-based compensation expense	29,166	19,625
Noncash lease expense	17,329	17,305
Deferred income tax provision (benefit)	63,366	(2,433)
Other	(433)	(3,836)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(77,119)	(13,032)
Prepaid expenses and other current assets	(15,607)	(11,108)
Accounts payable	1,296	(3,029)
Accrued expenses	57,521	13,933
Advanced billings	123,743	111,079
Lease liabilities	(18,131)	(15,417)
Other assets and liabilities, net	2,457	(4,051)
Net cash provided by operating activities	520,571	418,149
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(26,820)	(28,905)
Other	153	8,159
Net cash used in investing activities	(26,667)	(20,746)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	34,272	14,600
Repurchases of common stock	(917,389)	—
Net cash (used in) provided by financing activities	(883,117)	14,600
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,128	(552)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(384,085)	411,451
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	669,436	245,449
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$285,351	$656,900
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2025
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
Share Repurchases
In 2022, the Company’s Board of Directors approved a share repurchase program which has been amended several times to increase the aggregate amount of the share repurchase authorization. During the three and nine months ended September 30, 2025, the Company repurchased 14,649 shares and 2,961,924 shares for $4.5 million and $912.9 million, respectively. The Company did not execute any share repurchases during the three and nine months ended September 30, 2024. As of September 30, 2025, the Company has remaining authorization of $821.7 million under the repurchase program.
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" which requires entities to enhance disclosures around income taxes. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt this standard in the fourth quarter of 2025 by adding additional tax related disclosures to the consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” to modernize the accounting for software development costs and specify disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except for earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted-average shares:
Common shares outstanding	28,136	31,047	29,033	30,960
RSAs	—	—	—	4
Total weighted-average shares	28,136	31,047	29,033	30,964
Earnings per common share—Basic
Net income	$111,135	$96,426	$315,990	$287,368
Less: Undistributed earnings allocated to RSAs	—	—	—	(41)
Net income available to common shareholders—Basic	$111,135	$96,426	$315,990	$287,327

Net income per common share—Basic	$3.95	$3.11	$10.88	$9.28

Basic weighted-average common shares outstanding	28,136	31,047	29,033	30,960
Effect of diluted shares	681	1,041	677	1,100
Diluted weighted-average shares outstanding	28,817	32,088	29,710	32,060

Net income per common share—Diluted	$3.86	$3.01	$10.64	$8.96
During the nine months ended September 30, 2025, the Company had (in thousands) 78.1 stock options that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period. During the three and nine months ended September 30, 2024, the Company had (in thousands) 5.6 and 80.2 stock options, respectively, that were excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period.

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
The Company does not have material recurring fair value measurements as of September 30, 2025 and December 31, 2024. There were no material transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2025 and 2024.
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
Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Accounts receivable	$362,318	$291,096
Unbilled receivables	10,716	5,347
Less: allowance for doubtful accounts	—	—
Total accounts receivable and unbilled, net	$373,034	$296,443
Contract Liabilities
Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.
Advanced billings consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Advanced billings	$834,328	$710,585
As of September 30, 2025 and December 31, 2024, the Company had approximately $3.5 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	$145,051	$145,051
Accumulated amortization:
Customer relationships	(143,040)	(142,331)
Total finite-lived intangible assets, net	2,011	2,720
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$33,657	$34,366
As of September 30, 2025, estimated amortization expense of the Company’s intangible assets for each of the remaining years is as follows (in thousands):

Amortization
Remainder of 2025	$237
2026	620
2027	577
2028	577
$2,011
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Employee compensation and benefits	$83,080	$84,929
Project related reimbursable expenses	274,916	212,008
Other	10,750	10,870
Total accrued expenses	$368,746	$307,807
(7) Debt
On September 30, 2019, the Company entered into a Loan Agreement (as it may be amended from time to time, the “Loan Agreement”) providing for an unsecured credit facility (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”). At the same time the Company entered into the Loan Agreement, the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement.
On July 17, 2025, the Company entered into Amendment No. 9 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the Credit Facility to up to $10.0 million. The Credit Facility expires April 30, 2027 and bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) plus 100 basis points (1.00%) or the highest of the Prime Rate, the sum of the Overnight Bank Funding Rate plus 50 basis points (0.50%) and the sum of Daily Simple SOFR plus 100 basis points (1.00%). As of September 30, 2025 and December 31, 2024, the Company had no indebtedness under the Credit Facility.

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
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$7,672	$7,959	$23,425	$23,727
Variable lease cost	3,282	2,904	9,113	8,305
Supplemental cash flow information related to the leases was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,738	$16,232

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,285	2,222
Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
Operating lease right-of-use assets - related parties	$69,885	$74,889
Operating lease right-of-use assets - non-related parties	53,701	53,760
Operating lease right-of-use assets	$123,586	$128,649

Other current liabilities - related parties	6,759	6,310
Other current liabilities - non-related parties	18,147	16,979
Other current liabilities	$24,906	$23,289

Operating lease liabilities - related parties	79,125	84,259
Operating lease liabilities - non-related parties	39,942	41,975
Operating lease liabilities	119,067	126,234
Total operating lease liabilities	$143,973	$149,523

Weighted Average Remaining Lease Term (years)
Operating leases	9.1	9.6
Weighted Average Discount Rate
Operating leases	5.7%	5.7%

Lease payments due related to lease liabilities as of September 30, 2025 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
Remainder of 2025	$2,925	$5,413	$8,338
2026	11,807	18,704	30,511
2027	10,839	15,237	26,076
2028	8,609	9,941	18,550
2029	8,824	6,917	15,741
Later years	82,845	7,914	90,759
Total lease payments	125,849	64,126	189,975
Less: imputed interest	(39,965)	(6,037)	(46,002)
Total	$85,884	$58,089	$143,973
As of September 30, 2025, we have an additional lease with contractual obligations, which have not yet commenced, with future payments of $0.3 million.
(9) Shareholders’ Equity and Stock-Based Compensation
The Company granted 157,805 awards to employees under the 2016 Amended and Restated Incentive Award Plan during the nine months ended September 30, 2025, consisting of 37,872 RSU and 35,473 stock options having five year vesting schedules and 84,460 stock option awards that vested upon issuance. The Company granted an additional 7,344 stock option awards to non-employee directors under the 2016 Amended and Restated Incentive Award Plan during the nine months ended September 30, 2025. These awards are scheduled to vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.
Award Activity
The following table sets forth the Company’s stock option activity:

	Nine Months Ended September 30, 2025
	Stock Options	Weighted Average Exercise Price
Outstanding - beginning of period	1,143,368	$130.33
Granted	127,277	$324.56
Exercised	(489,426)	$70.03
Cancelled/Forfeited/Expired	(10,786)	$209.20
Outstanding - end of period	770,433	$199.62

Exercisable - end of period	415,603	$206.45

The following table sets forth the Company’s RSA/RSU activity:

Nine Months Ended September 30, 2025
Shares/Units
Outstanding and unvested - beginning of period	365,492
Granted	37,872
Vested	(9,922)
Forfeited	(16,952)
Outstanding and unvested - end of period	376,490
Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock-based compensation awards is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total direct costs	$3,772	$2,787	$10,219	$7,565
Selling, general and administrative	2,551	8,940	18,947	12,060
Total stock-based compensation expense	$6,323	$11,727	$29,166	$19,625
(10) Income Taxes
The Company’s effective income tax rate was 22.2% and 18.8% for the three months ended September 30, 2025 and 2024, respectively. The Company's effective income tax rate was 18.0% and 16.0% for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective income tax rate for the three months ended September 30, 2025 varied from the U.S. statutory rate of 21% primarily due to the impact of the state taxes and uncertain tax positions, which was partially offset by excess tax benefits recognized from share-based compensation. The Company’s effective income tax rate for the nine months ended September 30, 2025 varied from the U.S. statutory rate of 21% due to the impact of state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Where relevant, the Company has reflected any material items that were enacted in the condensed consolidated financial statements for the three and nine months ended September 30, 2025.
(11) Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of September 30, 2025 and December 31, 2024. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of September 30, 2025.
Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $18.0 million as of September 30, 2025. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2029.

(12) Related Party Transactions
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.4 million and $0.3 million at September 30, 2025 and December 31, 2024, respectively, are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreement
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $1.8 million and $8.3 million during the three months ended September 30, 2025 and 2024, respectively, and $5.7 million and $18.7 million during the nine months ended September 30, 2025 and 2024, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company had Advanced billings from LIB of $8.3 million and $9.5 million, respectively, in the condensed consolidated balance sheets. In addition, as of September 30, 2025 and December 31, 2024 the Company had Accounts receivable and unbilled, net from LIB of $1.1 million and $2.8 million, respectively, in the condensed consolidated balance sheets.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $10.4 million and $7.2 million during the three months ended September 30, 2025 and 2024, respectively, and $37.2 million and $20.8 million during the nine months ended September 30, 2025 and 2024, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company had Advanced billings from CinRx of $5.8 million and $5.2 million, respectively, in the condensed consolidated balance sheets. In addition, as of September 30, 2025 and December 31, 2024 the Company had Accounts receivable and unbilled, net from CinRx of $2.4 million and $1.4 million, respectively, in the condensed consolidated balance sheets.
The Summit Hotel (“The Summit”)
The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. Medpace incurred expenses of $0.1 million during the three months ended September 30, 2025 and 2024, and $0.2 million and $0.3 million during the nine months ended September 30, 2025 and 2024, respectively, at The Summit.
Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through December 2032 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2025 and 2024 was $0.7 million. Operating lease cost recognized for the nine months ended September 30, 2025 and 2024 was $2.1 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2025 and December 31, 2024 were $16.3 million and $17.6 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2025 were $1.8 million and $15.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at

December 31, 2024 were $1.6 million and $16.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2025 and 2024 was $1.5 million. Operating lease cost recognized for the nine months ended September 30, 2025 and 2024 was $4.3 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2025 and December 31, 2024 were $48.8 million and $50.2 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2025 were $1.7 million and $60.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $1.5 million and $62.0 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2025 and 2024 was $0.6 million. Operating lease cost recognized for the nine months ended September 30, 2025 and 2024 was $1.9 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2025 and December 31, 2024 were $4.8 million and $6.4 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2025 were $2.3 million and $2.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $2.2 million and $4.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. In the first quarter of 2024, the Company reduced the lease term in connection with a plan to replace the leased office beginning in early 2025. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2025 and 2024 was less than $0.1 million and $0.7 million, respectively. Operating lease cost recognized for the nine months ended September 30, 2025 and 2024 was $0.8 million and $2.2 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2025 and December 31, 2024 were $0.0 million and $0.7 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2025 were $1.0 million and $0.8 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $0.9 million and $1.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by private aviation charter companies which is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.5 million and $0.4 million during the three months ended September 30, 2025 and 2024, respectively, and $1.4 million during the nine months ended September 30, 2025 and 2024 related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company had Accounts payable to the Aircraft Management Company of $0.2 million in the condensed consolidated balance sheets.

(13) Segment Disclosures
Information about the reportable segment, significant segment expenses and a reconciliation to condensed consolidated net income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net	$659,903	$533,317	$1,821,784	$1,572,465
Operating expenses:
Direct service costs, excluding depreciation and amortization - Employee compensation	149,295	136,872	441,164	411,316
Direct service costs, excluding depreciation and amortization - Other segment items (a)	37,040	34,668	108,813	103,257
Reimbursed out-of-pocket expenses	276,629	192,769	716,505	579,904
Total direct costs	462,964	364,309	1,266,482	1,094,477
Selling, general and administrative	48,082	49,217	152,643	134,751
Depreciation	6,813	7,158	20,284	20,663
Amortization	236	360	709	1,082
Total operating expenses	518,095	421,044	1,440,118	1,250,973
Income from operations	141,808	112,273	381,666	321,492
Other income, net:
Miscellaneous (expense) income, net	(489)	(1,025)	(5,180)	3,435
Interest income, net	1,517	7,528	9,058	17,113
Total other income, net	1,028	6,503	3,878	20,548
Income before income taxes	142,836	118,776	385,544	342,040
Income tax provision	31,701	22,350	69,554	54,672
Segment net income	$111,135	$96,426	$315,990	$287,368

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Condensed consolidated net income	$111,135	$96,426	$315,990	$287,368
(a) Direct service costs, excluding depreciation and amortization - Other segment items includes costs related to inventory, leases, project subcontractors and other direct service costs.
Revenue by Category
The following table disaggregates the Company’s revenue by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Therapeutic Area
Oncology	$192,635	$164,917	$551,669	$483,067
Metabolic	199,256	124,733	495,144	334,674
Other	106,398	107,371	320,296	328,203
Central Nervous System	65,627	42,098	181,657	132,753
Cardiology	59,470	55,814	176,333	172,150
AVAI	36,517	38,384	96,685	121,618
Total revenue	$659,903	$533,317	$1,821,784	$1,572,465

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, are forward looking statements. Forward looking statements include, without limitation, statements regarding our results of operations; financial position and performance; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; general economic conditions, including inflation, interest rates and other pricing pressures that could impact our operating margins; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” “opportunity,” “may,” “could,” “outlook,” “can,” “trend,” “might,” “drives,” “hope,” “potential,” “project,” “predict,” and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based largely on our current expectations and projections about future events and financial or other trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Any forward-looking statement speaks only as of the date it is made. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. We caution you therefore against relying on these forward-looking statements. Some of the factors that could cause actual results to differ from our expectations include regional, national, or global political, economic, business, competitive, market and regulatory conditions, government shutdowns and the other factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in “Item 1A Risk Factors,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk.”
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
We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 6,200 employees across 44 countries as of September 30, 2025, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.
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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $789.6 million and $1,910.2 million for the three and nine months ended September 30, 2025, respectively. Net new business awards were $533.7 million and $1,700.3 million for the three and nine months ended September 30, 2024, respectively.
Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of September 30, 2025, our backlog increased by $73.2 million, or 2.5%, to $3,000.6 million compared to $2,927.4 million as of September 30, 2024. Included within backlog as of September 30, 2025 was approximately $1,830.0 million to $1,850.0 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.
The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $2.6 million for the three months ended September 30, 2025; favorable foreign currency adjustments of $24.0 million for the nine months ended September 30, 2025; favorable foreign currency adjustments of $5.8 million for the three months ended September 30, 2024; and unfavorable foreign currency adjustments of $2.2 million for the nine months ended September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. Dollars per Euro:	1.17	1.10	1.12	1.09
Results of Operations
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2025	2024	Change	% Change
Revenue, net	$659,903	$533,317	$126,586	23.7%
Direct service costs, excluding depreciation and amortization	186,335	171,540	14,795	8.6%
Reimbursed out-of-pocket expenses	276,629	192,769	83,860	43.5%
Total direct costs	462,964	364,309	98,655	27.1%
Selling, general and administrative	48,082	49,217	(1,135)	(2.3)%
Depreciation	6,813	7,158	(345)	(4.8)%
Amortization	236	360	(124)	(34.4)%
Total operating expenses	518,095	421,044	97,051	23.1%
Income from operations	141,808	112,273	29,535
Miscellaneous expense, net	(489)	(1,025)	536
Interest income, net	1,517	7,528	(6,011)
Income before income taxes	142,836	118,776	24,060
Income tax provision	31,701	22,350	9,351
Net income	$111,135	$96,426	$14,709

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
(Amounts in thousands, except percentages)	2025	2024	Change	% Change
Revenue, net	$1,821,784	$1,572,465	$249,319	15.9%
Direct service costs, excluding depreciation and amortization	549,977	514,573	35,404	6.9%
Reimbursed out-of-pocket expenses	716,505	579,904	136,601	23.6%
Total direct costs	1,266,482	1,094,477	172,005	15.7%
Selling, general and administrative	152,643	134,751	17,892	13.3%
Depreciation	20,284	20,663	(379)	(1.8)%
Amortization	709	1,082	(373)	(34.5)%
Total operating expenses	1,440,118	1,250,973	189,145	15.1%
Income from operations	381,666	321,492	60,174
Miscellaneous (expense) income, net	(5,180)	3,435	(8,615)
Interest income, net	9,058	17,113	(8,055)
Income before income taxes	385,544	342,040	43,504
Income tax provision	69,554	54,672	14,882
Net income	$315,990	$287,368	$28,622
Total revenue
Total revenue increased by $126.6 million to $659.9 million for the three months ended September 30, 2025, from $533.3 million for the three months ended September 30, 2024. Total revenue increased by $249.3 million to $1,821.8 million for the nine months ended September 30, 2025, from $1,572.5 million for the nine months ended September 30, 2024. The increase for the three and nine months ended September 30, 2025 was primarily driven by growth within the Metabolic, Oncology and Central Nervous System therapeutic areas, compared to the same periods in the prior year.
Total direct costs
Total direct costs increased by $98.7 million, to $463.0 million for the three months ended September 30, 2025 from $364.3 million for the three months ended September 30, 2024. Total direct costs increased by $172.0 million, to $1,266.5 million for the nine months ended September 30, 2025 from $1,094.5 million for the nine months ended September 30, 2024. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased by $83.9 million and $136.6 million for the three and nine months ended September 30, 2025, compared to the same periods in the prior year. The higher personnel costs portion increased by $12.4 million and $29.8 million for the three and nine months ended September 30, 2025, compared to the same periods in the prior year.
Selling, general and administrative
Selling, general and administrative expenses decreased by $1.1 million, to $48.1 million for the three months ended September 30, 2025 from $49.2 million for the three months ended September 30, 2024. Selling, general and administrative expenses increased by $17.9 million, to $152.6 million for the nine months ended September 30, 2025 from $134.8 million for the nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025 was primarily attributed to a decrease in stock-based compensation expense of $6.4 million, partially offset by higher personnel costs, excluding stock-based compensation expense, to support the growth in service activities of $3.5 million, compared to the same period in the prior year. The increase for the nine months ended September 30, 2025 was primarily attributed to higher personnel costs to support the growth in service activities of $16.1 million, compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense of $7.0 million for the three months ended September 30, 2025, remained relatively consistent with $7.5 million for the three months ended September 30, 2024. Depreciation and amortization expense of

$21.0 million for the nine months ended September 30, 2025, remained relatively consistent with $21.7 million for the nine months ended September 30, 2024.
Miscellaneous (expense) income, net
Miscellaneous expense, net decreased by $0.5 million to $0.5 million for the three months ended September 30, 2025, from $1.0 million for the three months ended September 30, 2024. Miscellaneous (expense) income, net changed by $8.6 million to $5.2 million of expense for the nine months ended September 30, 2025 from $3.4 million of income for the nine months ended September 30, 2024. These changes were mainly attributable to foreign exchange gains and losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries and from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment, third-party investment gains or losses and proceeds from the recovery of a note receivable, compared to the same periods in the prior year.
Interest income, net
Interest income, net decreased by $6.0 million to $1.5 million for the three months ended September 30, 2025, from $7.5 million for the three months ended September 30, 2024. Interest income, net decreased by $8.1 million to $9.1 million for the nine months ended September 30, 2025, from $17.1 million for the nine months ended September 30, 2024. These changes were mainly attributable to decreased interest income on Cash and cash equivalents, compared to the same periods in the prior year.
Income tax provision
Income tax provision increased by $9.4 million, to $31.7 million for the three months ended September 30, 2025 from $22.4 million for the three months ended September 30, 2024. Income tax provision increased by $14.9 million, to $69.6 million for the nine months ended September 30, 2025 from $54.7 million for the nine months ended September 30, 2024. The overall effective tax rate for the three months ended September 30, 2025 was 22.2%, compared to an overall effective tax rate of 18.8% for the three months ended September 30, 2024. The overall effective tax rate for the nine months ended September 30, 2025 was 18.0% compared to an overall effective tax rate of 16.0% for the nine months ended September 30, 2024. The increase in the income tax provision for the three months ended September 30, 2025 was primarily attributable to an increase in pre-tax book income and a decrease in the estimated tax benefits related to Foreign Derived Intangible Income (FDII) compared to the same period in the prior year. The increase in the overall effective tax rate for the three months ended September 30, 2025 was primarily attributable to a decrease in the estimated tax benefits related to FDII compared to the same period in the prior year. The increase in the income tax provision for the nine months ended September 30, 2025 was primarily attributable to an increase in pre-tax book income and a decrease in the estimated tax benefits related to FDII, which was partially offset by an increase in excess tax benefits recognized from share-based compensation compared to the same period in the prior year. The increase in the overall effective tax rate for the nine months ended September 30, 2025 was primarily attributable to a decrease in the estimated tax benefits related to FDII, which was partially offset by an increase in excess tax benefits recognized from share-based compensation compared to the same period in the prior year.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Where relevant, the Company has reflected any material items that were enacted in the condensed consolidated financial statements for the three and nine months ended September 30, 2025.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity as of September 30, 2025 are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $10.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”), and has subsequently been amended. All $10.0 million of the line of credit is available for borrowing as of September 30, 2025. As of September 30, 2025, we had cash and cash equivalents of $285.4 million which decreased from $669.4 million as of December 31, 2024 primarily due to repurchases of common stock. Approximately $19.7 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of September 30, 2025.
Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, including additional lease commitments, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of September 30, 2025, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue decreased by 37 basis points to 1.47% in the nine months ended September 30, 2025, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises.

	Nine Months Ended September 30,
Cash Flows (Amounts in thousands)	2025	2024
Net cash provided by operating activities	$520,571	$418,149
Net cash used in investing activities	(26,667)	(20,746)
Net cash (used in) provided by financing activities	(883,117)	14,600
Effect of exchange rates on cash, cash equivalents, and restricted cash	5,128	(552)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(384,085)	$411,451
Cash Flow from Operating Activities
Cash flows from operations are driven mainly by net income, deferred income tax provision, stock-based compensation expense, depreciation, noncash lease expense and net movement in advanced billings, accounts receivable and unbilled, net and accrued expenses. Advanced billings and accounts receivable and unbilled, net fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities was $520.6 million for the nine months ended September 30, 2025 beginning with net income of $316.0 million. Adjustments to reconcile net income to net cash provided by operating activities were $130.4 million, primarily related to deferred income tax provision of $63.4 million, stock-based compensation expense of $29.2 million, depreciation of $20.3 million and noncash lease expense of $17.3 million. Changes in operating assets and liabilities provided $74.2 million in operating cash flows and was primarily driven by increased advanced billings of $123.7 million and increased accrued expenses of $57.5 million, partially offset by increased accounts receivable and unbilled, net of $77.1 million, decreased lease liabilities of $18.1 million and increased prepaid expenses and other current assets of 15.6 million.
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
Cash Flow from Investing Activities
Net cash used in investing activities was $26.7 million for the nine months ended September 30, 2025 primarily consisting of property and equipment expenditures.
Net cash used in investing activities was $20.7 million for the nine months ended September 30, 2024 primarily consisting of property and equipment expenditures of $28.9 million, partially offset by $8.2 million in other investing activity.
Cash Flow from Financing Activities
Net cash used in financing activities was $883.1 million for the nine months ended September 30, 2025 primarily related to $917.4 million in repurchases of common stock, partially offset by proceeds from stock option exercises of $34.3 million.

Net cash provided by financing activities was $14.6 million for the nine months ended September 30, 2024 related to proceeds from stock option exercises.
Share Repurchases
In 2022, the Company’s Board of Directors approved a share repurchase program which has been amended several times to increase the aggregate amount of the share repurchase authorization. During the three and nine months ended September 30, 2025, the Company repurchased 14,649 shares and 2,961,924 shares for $4.5 million and $912.9 million, respectively. The Company did not execute any share repurchases during the three and nine months ended September 30, 2024. As of September 30, 2025, the Company has remaining authorization of $821.7 million under the repurchase program.

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
Indebtedness
As of September 30, 2025, we had no indebtedness. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
This table provides certain information with respect to our monthly repurchases of the Company’s common stock during the third quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
July 1, 2025, through July 31, 2025	14,649	$309.55	11,522,521	$821,721,531
Total	14,649	$309.55	11,522,521
All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
We returned $4.5 million to shareholders in the form of share repurchases in the third quarter of fiscal year 2025. Refer to Note 1 – Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.
Use of Proceeds from Registered Securities
Not applicable.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

	Action	Date	Trading Arrangement		Total Shares to be Purchased or Sold	Duration/Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Kevin M. Brady, Chief Financial Officer and Treasurer	Adopt	July 24, 2025 [1]		X	Up to 12,000 shares to be sold	July 30, 2025
Jesse J. Geiger, President	Adopt	July 24, 2025 [2]		X	Up to 41,801 shares to be sold	July 24, 2025
Susan E. Burwig, Executive Vice President, Operations	Adopt	July 24, 2025 [3]		X	Up to 7,500 shares to be sold	July 30, 2025
August J. Troendle, Chief Executive Officer and Chairman of the Board	Adopt	July 25, 2025 [4]		X	Up to 356,466 shares to be sold	Good until cancelled or until the commencement of the next blackout period, whichever occurs first
Stephen P. Ewald, General Counsel and Corporate Secretary	Adopt	July 28, 2025 [5]		X	Up to 3,000 shares to be sold	The earlier of until cancelled or 180 days from the placement of the limit order
August J. Troendle, Chief Executive Officer and Chairman of the Board	Terminate	August 1, 2025 [6]		X	Up to 356,466 shares to be sold	Good until cancelled or until the commencement of the next blackout period, whichever occurs first
August J. Troendle, Chief Executive Officer and Chairman of the Board	Adopt	August 1, 2025 [7]		X	Up to 38,013 shares to be sold	Good until cancelled or until the commencement of the next blackout period, whichever occurs first
Jesse J. Geiger, President	Adopt	August 6, 2025	X		Up to 21,503 shares to be sold	November 6, 2026
Susan E. Burwig, Executive Vice President, Operations	Adopt	September 3, 2025 [8]		X	Up to 10,000 shares to be sold	The earlier of until cancelled or 180 days from the placement of the limit order

*	Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**	Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
[1] On July 24, 2025, Mr. Brady placed a limit order to sell up to 12,000 shares issued to him pursuant to his contemporaneous exercise of stock options.

[2] On July 24, 2025, Mr. Geiger placed a limit order to sell up to 41,801 shares issued to him pursuant to his contemporaneous exercise of stock options.
[3] On July 24, 2025, Ms. Burwig placed a limit order to sell up to 7,500 shares that were previously acquired through a stock option exercise. Ms. Burwig modified the limit price on July 25, 2025.
[4] On July 25, 2025, Mr. Troendle placed a limit order to sell up to 356,466 shares that were previously acquired through stock option exercises. On July 28, 2025, Mr. Troendle sold 48,487 shares pursuant to the limit order. Mr. Troendle modified the limit price on July 29, 2025.
[5] On July 28, 2025, Mr. Ewald placed a limit order to sell up to 3,000 shares that were previously acquired through the vesting of restricted stock units and stock option exercises.
[6] On August 1, 2025, Mr. Troendle terminated the limit order originally adopted on July 25, 2025.
[7] On August 1, 2025, Mr. Troendle placed a limit order to sell up to 38,013 shares that were previously acquired through a stock option exercise.
[8] On September 3, 2025, Ms. Burwig placed a limit order to sell up to 10,000 shares that were previously acquired through a stock option exercise.
Item 6. Exhibits
The exhibits in the accompanying Exhibit Index preceding the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	Amendment No. 9 dated July 17, 2025 to Loan Documents	8-K	001-37856	10.1	7/21/2025

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

/s/ Kevin M. Brady
Kevin M. Brady
Chief Financial Officer (Principal Financial Officer)
Date: October 23, 2025