Form 10-K
period 2025-12-31
Medpace Holdings, Inc.
filed 2026-02-10
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, based upon the closing sale price as reported on the Nasdaq Global Select Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.0 billion. For purposes of this computation, shares of the registrant’s common stock held by each executive officer, director, and each person known to the registrant to own 10% or more of the outstanding voting power reporting such ownership on Schedule 13D have been excluded in that such persons are affiliates.
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	28,381,283 shares outstanding as of February 6, 2026
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2025

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, including, without limitation, statements regarding our results of operations; financial position and performance; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; general economic conditions, including inflation, interest rates and other pricing pressures that could impact our operating margins; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations, are forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely," “opportunity,” “may,” “could,” “outlook,” “can,” “trend,” “might,” “drives,” “hope,” “potential,” “project,” “predict,” and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based largely on our current expectations and projections about future events and financial or other trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Any forward-looking statement speaks only as of the date it is made. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. We caution you therefore against relying on these forward-looking statements. Some of the factors that could cause actual results to differ from our expectations include regional, national, and global political, economic, business, competitive, market and regulatory conditions, and the other factors included in this Annual Report on Form 10-K in “Item 1A Risk Factors,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk.” We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of Part I of this Annual Report on Form 10-K.
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
Bioanalytical Laboratory: Our Bioanalytical Laboratory is located on our clinical research campus in Cincinnati, Ohio. Working in a Good Laboratory Practice compliant setting following FDA and European Medicines Agency, or EMA, guidelines, the Bioanalytical Laboratory delivers method transfer, development, validation, sample analysis and metabolite screening and identification of pre-clinical and clinical biological samples with expertise in developing proprietary, highly scientific, esoteric and sensitive tests for small and large molecules.
Clinics: Our clinics conduct studies in normal healthy volunteers, special populations, and patient populations over a spectrum of diseases and are located on our clinical research campus in Cincinnati, Ohio.
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

Human Capital
As of December 31, 2025 we had approximately 6,200 employees located across 46 countries. As of December 31, 2024 and 2023, we had approximately 5,900 employees. Our associates are our most important asset and we recognize the importance of motivating and rewarding our associates by providing them with competitive benefits as part of their overall compensation and benefits package. We have developed comprehensive benefits packages that deliver quality and value while satisfying the diverse needs of our workforce and meeting local market requirements and expectations.
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
We have developed a strong record of hiring and developing women at all levels of the organization. Approximately 66% of our employees globally are women representing 65% of management and 52% of director level and above positions. In addition, of our U.S. based employees, approximately 17% are non-white, including 14% of management. None of our US employees are covered by a collective bargaining agreement specific to our Company.
Our commitment to compliance, people, safety, communities and the environment is further described in our 2025-2026 Corporate Responsibility Report published within the Investor Relations section of our website at investor.medpace.com. That report is not part of this Annual Report on Form 10-K.
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
As our associates develop knowledge and skills that will contribute to the wider Medpace mission and business success, we believe in rewarding strong performance with compensatory and non-compensatory recognition. We have a robust career path and compensation structure that acknowledges associate performance and development at all levels of the organization. Of the 182 management-level roles that were newly filled between October 1, 2024 and September 30, 2025, approximately 75% of these roles were filled by our pipeline of internal talent.
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
Clinical trials can be costly and for the year ended December 31, 2025, 82% and 13% of our net revenue was derived from small biopharmaceutical companies and mid-sized biopharmaceutical companies, respectively, which may have limited access to capital. In addition, we provide services to our customers before they pay us for some of our services. There is a risk that we may initiate a clinical trial for a customer, and the customer subsequently becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be legally or ethically bound to complete or wind down the trial at our own expense.
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
Although we did not have any customer that represented 10% or more of our net revenue during the year ended December 31, 2025, we derive approximately 35.1% of our net revenue from our top ten customers. If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. Also, consolidation in our actual or potential customer base results in increased competition for important market segments and fewer available customer accounts. Additionally, conducting multiple clinical trials for different sponsors in a single therapeutic class, involving similar drugs, biologics or medical devices, may adversely affect our business if some or all of the trials are terminated because of new scientific information or regulatory decisions that affect the products as a class. Moreover, even if these trials are not terminated, they may compete with each other, thereby limiting our potential revenue going forward.

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
•changes in political and economic conditions, including but not limited to inflation, trade policy and tariffs, may lead to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;
•tariffs imposed by the U.S. government on certain imported goods, equipment, technology, or supplies used in our clinical trials, any retaliatory and/or reciprocal tariffs imposed on U.S. exports by foreign countries, including China, as well as any additional tariffs, duties, or other trade measures or restrictions could increase our operating costs, disrupt our global supply chain, lead to changes in the business environment in which we operate, or otherwise have a material adverse effect on our business, financial condition, or results of operations;
•foreign governments may enact currency exchange controls that may limit the ability to fund our operations or significantly increase the cost of maintaining operations;
•customers in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in foreign jurisdictions;
•natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of trial materials or results; and
•Geopolitical issues in Europe, the Middle East, Asia, and South America may impact foreign countries in which we may need to enroll patients in our clinical trials, could cause such clinical trials to be delayed or suspended and could impact operations.
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
The biopharmaceutical and CRO industries are currently undergoing a period of increased merger activity. Several large biopharmaceutical companies have recently completed mergers and acquisitions that will consolidate the outsourcing trends and R&D expenditures into fewer companies, and many larger and medium sized biopharmaceutical companies have been acquiring smaller biopharmaceutical companies which could include existing customers. As a result of this and future consolidations, our customer diversity may decrease and our business may be adversely affected.
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
As of December 31, 2025, August J. Troendle, our Chief Executive Officer and founder, through his direct ownership of 646,184 shares of our common stock and his beneficial ownership of 4,733,019 shares of our common stock held by Medpace Investors LLC (“Medpace Investors”), controls approximately 19.0% of the outstanding shares of our common stock. Upon a distribution of our common stock held by Medpace Investors, our Chief Executive Officer would receive approximately 85.8% of such distributed shares. Accordingly, August J. Troendle is able to exert a significant degree of influence or actual control over our management and affairs and corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including:
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
Due to the relationships among us and certain related persons, the agreements or other transactions we have entered into with them are considered related person transactions. Our agreements or transactions with related persons may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated persons. For additional information on related person transactions involving us, see the “Certain Relationships” section in our Proxy Statement for our 2026 Annual Meeting of Stockholders. While our Related Person Transaction Policy and Procedures requires our Audit Committee’s consideration of all relevant facts and circumstances, including a determination of whether the transaction has terms comparable to those that could be obtained in an arm’s length transaction, the potential for a conflict of interest exists and such related persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting us and the related person. Moreover, we are subject to the risk that our stockholders may challenge any such related person transactions and the agreements entered into as part of them. If such a challenge were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
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
Item 2. Properties.
As of December 31, 2025, we had leased commercial locations in various countries across North America, Europe, Asia, South America, Africa and Australia. We also own buildings in Leuven, Belgium for our laboratory, office and logistics operations. Most of our global facilities consist solely of office space; however, we have five laboratories located across four locations and two logistics warehouses. Our principal executive offices are located on a corporate campus in Cincinnati, Ohio consisting of five buildings totaling approximately 620,000 square feet. The leases for three buildings in our Cincinnati site expire in 2027, 2032 and 2040. We own the fourth and fifth buildings. None of our leases are individually material to our business model and all have either options to renew or are located in major markets with what we believe are adequate opportunities to continue business operations on terms satisfactory to us.
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
Holders of Record
On February 6, 2026, there were approximately 7 shareholders of record of our common stock. Because many of the shares of our common stock are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchases
In 2022, the Company's Board of Directors (the "Board") approved a share repurchase program which has been amended several times to increase the aggregate amount of the share repurchase authorization. For the year ended December 31, 2025, the Company repurchased 2,961,924 shares for $912.9 million under the repurchase program. For the year ended December 31, 2024, the Company repurchased 527,160 shares for $174.2 million under the repurchase program. For the year ended December 31, 2023, the Company repurchased 781,068 shares for $144.0 million under the repurchase program. As of December 31, 2025, the Company has remaining authorization of $821.7 million under the repurchase program.
There were no share repurchases in the fourth quarter of 2025.
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
Our common stock is listed for trading on the NASDAQ under the symbol “MEDP.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from December 31, 2020 through December 31, 2025, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on December 31, 2020 in the common stock of Medpace Holdings, Inc., in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

800
700
600
500
400
300
200
100
0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
MEDP
NASDAQ Composite Index
NASDAQ Health Care Index

Equity Compensation Plan Information
The information required by Part II, Item 5 of the Annual Report on Form 10-K regarding equity compensation plans is incorporated herein by reference to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K to provide an understanding of our results of operations, financial condition and cash flows. This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. For a comparison of our results of operations for the fiscal years ended December 31, 2024 and December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 11, 2025. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” above and “Item IA. Risk Factors” in Part I of this Annual Report on Form 10-K.
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
We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 6,200 employees across 46 countries, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.
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

Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $2,646.8 million and $2,230.0 million for the years ended December 31, 2025 and 2024, respectively.
Backlog represents anticipated future net revenue from net new business awards that have commenced, but have not been completed. Reported backlog will fluctuate based on new business awards, changes in scope to existing contracts, cancellations, net revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of December 31, 2025, our backlog increased by $125.0 million, or 4.3% to $3,027.2 million compared to $2,902.2 million as of December 31, 2024. Included within backlog as of December 31, 2025 was approximately $1,890.0 million to $1,910.0 million that we expect to convert to net revenue in 2026, with the remainder expected to convert to net revenue in years after 2026.
The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $25.1 million for the year ended December 31, 2025 and unfavorable foreign currency adjustments of $16.7 million for the year ended December 31, 2024.
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

	Year Ended December 31,
	2025	2024
U.S. Dollars per Euro:	1.13	1.08
Results of Operations
This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. For a comparison of our results of operations for the fiscal years ended December 31, 2024 and December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 11, 2025.

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

	Year Ended December 31,
(Amounts in thousands, except percentages)	2025	2024	Change	% Change
Revenue, net	$2,530,234	$2,109,054	$421,180	20.0%
Direct service costs, excluding depreciation and amortization	732,128	682,095	50,033	7.3%
Reimbursed out-of-pocket expenses	1,037,488	770,654	266,834	34.6%
Total direct costs	1,769,616	1,452,749	316,867	21.8%
Selling, general and administrative	197,559	180,184	17,375	9.6%
Depreciation	27,178	27,808	(630)	(2.3)%
Amortization	946	1,443	(497)	(34.4)%
Total operating expenses	1,995,299	1,662,184	333,115	20.0%
Income from operations	534,935	446,870	88,065
Miscellaneous (expense) income, net	(5,338)	4,056	(9,394)
Interest income, net	12,780	24,996	(12,216)
Income before income taxes	542,377	475,922	66,455
Income tax provision	91,254	71,536	19,718
Net income	$451,123	$404,386	$46,737
Total revenue
Total revenue increased by $421.2 million, to $2,530.2 million for the year ended December 31, 2025, from $2,109.1 million for the year ended December 31, 2024. The increase was primarily driven by strong activity within the Metabolic, Oncology and Central Nervous System therapeutic areas, compared to the same period in the prior year.
Total direct costs
Total direct costs increased by $316.9 million, to $1,769.6 million for the year ended December 31, 2025, from $1,452.7 million for the year ended December 31, 2024. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $266.8 million for the year ended December 31, 2025, compared to the same period in the prior year. The higher personnel costs portion increased by $43.4 million in the year ended December 31, 2025, compared to the same period in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $17.4 million, to $197.6 million for the year ended December 31, 2025, from $180.2 million for the year ended December 31, 2024. The increase was primarily attributed to higher personnel costs to support the growth in service activities. Personnel costs increased by $17.1 million in the year ended December 31, 2025, compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense of $28.1 million for the year ended December 31, 2025, remained relatively consistent with $29.3 million for the year ended December 31, 2024.
Miscellaneous (expense) income, net
Miscellaneous (expense) income, net changed by $9.4 million of expense, to $5.3 million of expense for the year ended December 31, 2025, from $4.1 million of income for the year ended December 31, 2024. This change was mainly attributable to foreign exchange gains or losses that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries and from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment, third-party investment gains or losses and proceeds from the recovery of a note receivable, compared to the same period in the prior year.
Interest income, net
Interest income, net decreased by $12.2 million, to $12.8 million for the year ended December 31, 2025, from $25.0 million for the year ended December 31, 2024. This change was mainly attributable to decreased interest income on Cash and cash equivalents, compared to the same period in the prior year.
Income tax provision
Income tax provision increased by $19.7 million, to $91.3 million for the year ended December 31, 2025, from $71.5 million for the year ended December 31, 2024. The overall effective tax rates for the years ended December 31, 2025 and 2024 were 16.8% and 15.0%, respectively. The increase in the income tax provision was primarily attributable to the increase in pre-tax book income, increase in uncertain tax positions, increase in Global Intangible Low-Taxed Income ("GILTI") (net of foreign tax credits), and decrease in tax benefits related to Foreign Derived Intangible Income ("FDII") which was partially offset by an increase in excess tax benefits recognized from share-based compensation, compared to the same period in the prior year. The increase in the overall effective tax rate was primarily attributable to a decrease in tax benefits related to FDII, increase in uncertain tax positions and an increase in GILTI (net of foreign tax credits) which was partially offset by an increase in excess tax benefits recognized from share-based compensation compared to the same period in the prior year.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Where relevant, the Company has reflected any material items that were enacted in the consolidated financial statements for the year ended December 31, 2025.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $10.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”). All $10.0 million of the line of credit is available for borrowing as of December 31, 2025. As of December 31, 2025, we had cash and cash equivalents of $497.0 million, which decreased from $669.4 million as of December 31, 2024 primarily due to repurchases of common stock. Approximately $21.2 million of our cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of December 31, 2025.
Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, including additional lease commitments, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of December 31, 2025, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Consolidated Financial Statements, purchase commitments discussed in Note 12 of the Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue decreased 49 basis points to 1.24% in the year ended December 31, 2025. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt.
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

	Year Ended December 31,
Cash Flows (Amounts in thousands)	2025	2024
Net cash provided by operating activities	$713,223	$608,815
Net cash used in investing activities	(31,140)	(28,308)
Net cash used in financing activities	(860,388)	(154,009)
Effect of exchange rates on cash, cash equivalents, and restricted cash	5,918	(2,511)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(172,387)	$423,987
Cash Flows from Operating Activities
Cash flows from operations are driven mainly by net income, deferred income tax provision (benefit), stock-based compensation expense, depreciation, noncash lease expense and net movement in advanced billings, accounts receivable and unbilled, net and accrued expenses. Advanced billings and accounts receivable and unbilled, net fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities were $713.2 million for the year ended December 31, 2025 beginning with net income of $451.1 million. Adjustments to reconcile net income to net cash provided by operating activities were $165.8 million, primarily related to deferred income tax provision of $80.8 million, stock-based compensation expense of $34.8 million, depreciation of $27.2 million and noncash lease expense of $23.0 million. Changes in operating assets and liabilities provided $96.3 million in operating cash flows and was primarily driven by increased advanced billings of $143.8 million, increased accrued expenses of $97.1 million and changes in Other assets and liabilities, net of $11.2 million, partially offset by increased accounts receivable and unbilled, net of $106.2 million, increased prepaid expenses and other current assets of $27.1 million and decreased lease liabilities of $25.2 million.
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
Cash Flow from Investing Activities
Net cash used in investing activities was $31.1 million for the year ended December 31, 2025, primarily consisting of property and equipment expenditures.
Net cash used in investing activities was $28.3 million for the year ended December 31, 2024, primarily consisting of property and equipment expenditures of $36.5 million, partially offset by $8.2 million in other investing activity.
Cash Flow from Financing Activities
Net cash used in financing activities was $860.4 million for the year ended December 31, 2025 primarily related to $917.4 million in repurchases of common stock, partially offset by proceeds from stock option exercises of $57.0 million.
Net cash used in financing activities was $154.0 million for the year ended December 31, 2024, primarily related to $169.9 million in repurchases of common stock, partially offset by proceeds from stock option exercises of $15.9 million.

Share Repurchases
In 2022, the Company's Board of Directors (the "Board") approved a share repurchase program which has been amended several times to increase the aggregate amount of the share repurchase authorization. For the year ended December 31, 2025, the Company repurchased 2,961,924 shares for $912.9 million under the repurchase program. For the year ended December 31, 2024, the Company repurchased 527,160 shares for $174.2 million under the repurchase program. For the year ended December 31, 2023, the Company repurchased 781,068 shares for $144.0 million under the repurchase program. As of December 31, 2025, the Company has remaining authorization of $821.7 million under the repurchase program.
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
Indebtedness
As of December 31, 2025, we had no indebtedness. Refer to Note 7 of the Notes to Consolidated Financial Statements for details regarding our Credit Facility.
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
The recoverability of our deferred tax assets is estimated based on consideration of all available positive and negative evidence, including, but not limited to, our ability to generate a sufficient level of future taxable income, reversals of deferred tax liabilities (other than those with an indefinite reversal period), tax planning strategies and recent financial performance. The assessment of recoverability is performed on a jurisdiction by jurisdiction basis. Based on the analysis of the above factors, we determined that a valuation allowance in the amount of $1.8 million relating to certain foreign and federal deferred tax assets should be recorded as of December 31, 2025 and $1.6 million should be recorded as of December 31, 2024 relating to certain tax credits and other deferred tax assets that are currently not expected to be realized. Differences in actual results compared to our estimates and changes in our assumptions could result in an adjustment to the valuation allowance in the future and would generally impact earnings or other comprehensive income depending on the nature of the respective deferred asset for which the valuation allowance exists.
We have recognized certain liabilities, including penalties and interest in the amount of $8.3 million as of December 31, 2025, within other long-term liabilities on the consolidated balance sheets. These relate to uncertain tax positions that are subject to various assumptions and judgment. Liabilities for these uncertain tax positions are assessed on a position by position basis. The calculation of these liabilities involves dealing with uncertainties in the application of complex tax regulations in both domestic and foreign jurisdictions. These positions may be subject to audit and review by tax authorities, and may result in future taxes, interest and penalties if we are unsuccessful in defending our positions. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively would result.
As of December 31, 2025 and 2024, as a result of an updated analysis of future cash needs in the United States and opportunities for investment outside the United States, we assert that all foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. These undistributed earnings of foreign subsidiaries will support future growth in foreign markets and maintain current operating needs of foreign locations. We will continue to monitor our assertion related to investment of foreign earnings and how this assertion may be impacted by the OBBBA. See Note 11 of the Notes to Consolidated Financial Statements for further information regarding this assertion.
The Organization for Economic Co-operation and Development ("OECD") has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two). On January 5, 2026, the OECD/G20 announced the Side-by-Side ("SbS") package, implemented as administrative guidance and modifying the operation of Pillar 2 rules. The package introduces new safe harbors for multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar 2, which would fully exempt U.S.-parented groups from the application of two of the three Pillar 2 top-up taxes. While we do not anticipate that this will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate.
Stock Based Compensation
On February 6, 2025 and May 16, 2025, respectively, the Board adopted and the Company's stockholders approved the 2016 Amended and Restated Incentive Award Plan (the "Amended 2016 Plan"). The Amended 2016 Plan extended the term to expire in 2035, but did not change the number of shares authorized for issuance. The Amended 2016 Plan provides for long-term equity incentive compensation for key employees, officers and non-employee directors. A variety of discretionary awards (collectively, the “Awards”) for employees and non-employee directors are authorized under the Amended 2016 Plan, including vested common shares, stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), or other cash based or stock dividend equivalent awards. All of our currently outstanding awards are subject to equity classification pursuant to the terms of the award grants and based on accounting guidance which governs such transactions. Accounting guidance applicable to equity classified awards require all stock based compensation, including vested shares, grants of employee stock options and restricted stock to be recognized in the consolidated statements of operations based on their grant date fair values.
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
The following table summarizes the key weighted average assumptions used in the Black-Scholes-Merton option pricing model to calculate the fair value of options during the periods:

	Year Ended December 31,
	2025	2024	2023
Expected holding period - years	4.9	4.3	4.1
Expected volatility	43.5%	43.4%	45.4%
Risk-free interest rate	4.1%	3.7%	3.8%
Expected dividend yield	0.0%	0.0%	0.0%
The assumptions used in the table above reflect grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting. As of December 31, 2025, all outstanding stock based awards were classified within equity.
The weighted average grant date fair value of employee stock options granted was $140.34, $148.85 and $85.30 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Foreign Currency Risk
We have business operations globally, and accordingly, we are exposed to foreign currency fluctuations that can affect our financial results. For the years ended December 31, 2025 and 2024, approximately 5.8% and 7.7%, respectively, of our revenue was derived from contracts denominated in currencies other than the U.S. dollar, whereas approximately 18.4% and 20.9%, respectively, of our operational costs, including, but not limited to, salaries, wages and other employee benefits, were derived in foreign currencies. Of these exposures, approximately 91.1% and 82.8% of revenue denominated in foreign currencies and approximately 49.7% and 51.6% of operational costs denominated in foreign currencies were Euro denominated for the years ended December 31, 2025 and 2024, respectively. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. We recalculated our reported pre-tax income for the years ended December 31, 2025 and 2024 using foreign exchange rates that were 10% higher and 10% lower than actual exchange rates utilized during the year. When utilizing foreign exchange rates 10% higher than actual exchange rates, our pre-tax income for the years ended December 31, 2025 and 2024 is negatively impacted by approximately $22.1 million and $18.4 million, respectively. When utilizing foreign exchange rates 10% lower than actual exchange rates, our pre-tax income for the years ended December 31, 2025 and 2024 is positively impacted by approximately $22.1 million and $18.4 million, respectively.
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
We generally do not require collateral or other securities to support customer receivables. In the years ended December 31, 2025 and 2024, credit losses have been immaterial and within our expectations. Moreover, in many cases we require advance payment from our customers for a portion of the study contract price upon the signing of a service contract which helps to mitigate credit risk. As of the years ended December 31, 2025 and 2024, there were no major customers accounting for more than 10% of our accounts receivable and unbilled, net.
Inflation
Our contracts that provide for services to be performed in excess of a year generally are based on inflation assumptions for the portion of the services to be performed beyond one year. We do not have significant operations in countries where the economy is considered highly inflationary. Pricing actions and supply chain productivity initiatives have mitigated and are expected to continue to mitigate some inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have an impact on the Company’s results of operations and cash flows in the future. Additionally, if actual rates are greater than our inflation assumptions, inflation could have a material adverse effect on our operations or financial condition.
Interest Rates
We are primarily exposed to interest rate risk through our Credit Facility. As of the years ended December 31, 2025 and 2024, we had no outstanding long-term debt. The Credit Facility is subject to variable interest rates. The Credit Facility is not subject to any interest rate caps or floors.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making these assessments, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment and the criteria in the COSO framework, management has concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Medpace Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Medpace Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 10, 2026
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Medpace Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Medpace Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 10, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 10, 2026

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)
	As Of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$497,049	$669,436
Accounts receivable and unbilled, net (includes $3.5 million and $4.2 million with related parties at December 31, 2025 and 2024, respectively)	402,078	296,443
Prepaid expenses and other current assets	90,497	63,350
Total current assets	989,624	1,029,229
Property and equipment, net	131,055	123,615
Operating lease right-of-use assets	117,815	128,649
Goodwill	662,396	662,396
Intangible assets, net	33,420	34,366
Deferred income taxes	19,223	100,357
Other assets	21,939	22,254
Total assets	$1,975,472	$2,100,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.3 million and $0.2 million with related parties at December 31, 2025 and 2024, respectively)	$28,142	$32,528
Accrued expenses	408,382	307,807
Advanced billings (includes $12.3 million and $14.6 million with related parties at December 31, 2025 and 2024, respectively)	854,390	710,585
Other current liabilities	52,834	53,633
Total current liabilities	1,343,748	1,104,553
Operating lease liabilities	113,643	126,234
Deferred income tax liability	1,355	1,800
Other long-term liabilities	57,655	42,734
Total liabilities	1,516,401	1,275,321
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at December 31, 2025 and 2024; 28,370,780 and 30,630,799 shares issued and outstanding at December 31, 2025 and 2024, respectively	284	306
Treasury stock - 69,623 and 70,073 shares at December 31, 2025 and 2024, respectively	(12,156)	(12,235)
Additional paid-in capital	935,830	844,050
(Accumulated deficit) retained earnings	(459,981)	8,167
Accumulated other comprehensive loss	(4,906)	(14,743)
Total shareholders’ equity	459,071	825,545
Total liabilities and shareholders’ equity	$1,975,472	$2,100,866
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue, net (includes $53.2 million, $50.0 million and $59.6 million with related parties for the years ended December 31, 2025, 2024 and 2023, respectively)	$2,530,234	$2,109,054	$1,885,842
Operating expenses:
Direct service costs, excluding depreciation and amortization	732,128	682,095	638,249
Reimbursed out-of-pocket expenses	1,037,488	770,654	723,088
Total direct costs	1,769,616	1,452,749	1,361,337
Selling, general and administrative	197,559	180,184	161,352
Depreciation	27,178	27,808	24,129
Amortization	946	1,443	2,199
Total operating expenses	1,995,299	1,662,184	1,549,017
Income from operations	534,935	446,870	336,825
Other income (expense), net:
Miscellaneous (expense) income, net	(5,338)	4,056	(655)
Interest income (expense), net	12,780	24,996	(488)
Total other income (expense), net	7,442	29,052	(1,143)
Income before income taxes	542,377	475,922	335,682
Income tax provision	91,254	71,536	52,872
Net income	$451,123	$404,386	$282,810
Net income per share attributable to common shareholders:
Basic	$15.64	$13.06	$9.20
Diluted	$15.28	$12.63	$8.88
Weighted average common shares outstanding:
Basic	28,846	30,957	30,722
Diluted	29,527	32,014	31,841
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$451,123	$404,386	$282,810
Other comprehensive income (loss)
Foreign currency translation adjustments, net of taxes	9,837	(4,671)	2,320
Comprehensive income	$460,960	$399,715	$285,130
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)
	Common Stock	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2022	$309	$(12,497)	$770,794	$(359,827)	$(12,392)	$386,387
Net income				282,810		282,810
Foreign currency translation					2,320	2,320
Stock-based compensation expense			20,516			20,516
Stock options exercised	7		11,371			11,378
Repurchases of common stock	(8)			(144,453)		(144,461)
Re-issuance of treasury stock		175		(175)		—
BALANCE — December 31, 2023	$308	$(12,322)	$802,681	$(221,645)	$(10,072)	$558,950
Net income				404,386		404,386
Foreign currency translation					(4,671)	(4,671)
Stock-based compensation expense			25,514			25,514
Stock options exercised	3		15,855			15,858
Repurchases of common stock	(5)			(174,487)		(174,492)
Re-issuance of treasury stock		87		(87)		—
BALANCE — December 31, 2024	$306	$(12,235)	$844,050	$8,167	$(14,743)	$825,545
Net income				451,123		451,123
Foreign currency translation					9,837	9,837
Stock-based compensation expense			34,786			34,786
Stock options exercised	7		56,994			57,001
Repurchases of common stock	(29)			(919,192)		(919,221)
Re-issuance of treasury stock		79		(79)		—
BALANCE — December 31, 2025	$284	$(12,156)	$935,830	$(459,981)	$(4,906)	$459,071
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$451,123	$404,386	$282,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,178	27,808	24,129
Amortization	946	1,443	2,199
Stock-based compensation expense	34,786	25,514	20,516
Noncash lease expense	23,014	23,124	19,646
Deferred income tax provision (benefit)	80,773	(26,632)	(25,117)
Other	(875)	(4,009)	2,705
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(106,215)	2,242	(48,282)
Prepaid expenses and other current assets	(27,101)	(12,090)	2,986
Accounts payable	2,629	(2,965)	1,051
Accrued expenses	97,083	16,882	82,080
Advanced billings	143,805	150,725	97,131
Lease liabilities	(25,160)	(21,407)	(18,873)
Other assets and liabilities, net	11,237	23,794	(9,607)
Net cash provided by operating activities	713,223	608,815	433,374
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(31,356)	(36,548)	(36,648)
Other	216	8,240	2,019
Net cash used in investing activities	(31,140)	(28,308)	(34,629)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	57,001	15,858	11,378
Repurchases of common stock	(917,389)	(169,867)	(144,020)
Proceeds from revolving loan	—	—	105,000
Payments on revolving loan	—	—	(155,000)
Net cash used in financing activities	(860,388)	(154,009)	(182,642)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,918	(2,511)	1,081
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(172,387)	423,987	217,184
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	669,436	245,449	28,265
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$497,049	$669,436	$245,449
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash paid during the period for income taxes	$39,719	$83,567	$76,353
Cash paid during the period for interest	$—	$171	$3,056
Acquisition of property and equipment—non-cash	$1,645	$4,984	$5,254
Share repurchases—non-cash	$—	$4,347	$—
See notes to consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 and 2024, and for the Years Ended December 31, 2025, 2024 and 2023
1. BASIS OF PRESENTATION
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
Share Repurchases
In 2022, the Company's Board of Directors (the "Board") approved a share repurchase program which has been amended several times to increase the aggregate amount of the share repurchase authorization. For the year ended December 31, 2025, the Company repurchased 2,961,924 shares for $912.9 million under the repurchase program. For the year ended December 31, 2024, the Company repurchased 527,160 shares for $174.2 million under the repurchase program. For the year ended December 31, 2023, the Company repurchased 781,068 shares for $144.0 million under the repurchase program. As of December 31, 2025, the Company has remaining authorization of $821.7 million under the repurchase program.
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
Reportable Segments
The Company emphasizes its full service outsourcing model, providing services focused on the development, management and execution of clinical trials. As part of this full service approach, the Company utilizes centralized systems, customer interface technology, support functions and processes that cross service offerings and align resources to deliver efficient clinical trial services. Given the full service approach, the chief executive officer, who is the chief operating decision maker (“CODM”) assesses the allocation of resources based on consolidated net income, which is used to assess performance of the Company, monitor actual results, establish management’s compensation and allocate Company resources, including deciding whether to reinvest profits into the Company. Based on the Company’s full service model, internal management and reporting structure, and key metrics used by the CODM to make resource allocation decisions, management has determined that the Company’s operations consist of one operating segment. Therefore, results of operations are presented as one reportable segment.
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
Separately, net realized gains and losses on foreign currency transactions are included in Miscellaneous (expense) income, net, on the consolidated statements of operations. Foreign currency transactions resulted in expense, net of $7.7 million, $0.5 million, and $1.9 million during the years ended December 31, 2025, 2024, and 2023, respectively.
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
Certain contracts contain volume rebate arrangements with our customers that provide for rebates if certain specified spending thresholds are met. These obligations are considered as a reduction in revenue when it appears probable that the arrangement thresholds will be met, which can be at contract inception. Total revenue is presented net of rebates of $16.8 million, $14.6 million and $12.1 million in the consolidated statements of operations during the years ended December 31, 2025, 2024 and 2023, respectively.
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
As of December 31, 2025 and 2024, the Company had approximately $3.6 billion and $3.5 billion of performance obligations remaining to be performed for active projects. As of December 31, 2025 and 2024, the Company expected to recognize approximately 55% and 43% of these remaining performance obligations as revenue over the next twelve months, and the remaining balance thereafter over the duration of the customer contracts.

Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The cash and cash equivalent balances are held and maintained with financial institutions with reputable credit ratings and, consequently, the Company believes that such funds are subject to minimal credit risk.
The Company generally does not require collateral or other securities to support customer receivables. In the years ended December 31, 2025, 2024 and 2023, credit losses have been immaterial and within management’s expectations. At December 31, 2025 and 2024, there were no customers accounting for more than 10% of the Company’s accounts receivable.
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
Advertising expenses are recorded as a component of Selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expenses of $1.5 million were incurred during the years ended December 31, 2025, 2024 and 2023.
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
The Company’s accounting position is that unremitted foreign earnings are indefinitely reinvested. Therefore, the Company has not recorded deferred foreign withholding taxes on the unremitted foreign earnings. We will continue to monitor our assertion related to the investment of foreign earnings and how this assertion may be impacted by the One Big Beautiful Bill Act ("OBBBA"). See Note 11 for further information regarding this assertion and how it could be impacted by the OBBBA.

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
Equity Awards
On February 6, 2025 and May 16, 2025, respectively, the Board adopted and the Company's stockholders approved the 2016 Amended and Restated Incentive Award Plan (the "Amended 2016 Plan"). The Amended 2016 Plan provides for long-term equity incentive compensation for key employees, officers and non-employee directors. A variety of discretionary awards (collectively, the “Awards”) for employees and non-employee directors are authorized under the Amended 2016 Plan, including vested common shares, stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), or other cash based or stock dividend equivalent awards. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the Amended 2016 Plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the market price of our common stock at the date of grant and option terms are not expected to exceed ten years. All outstanding Awards under the Amended 2016 Plan are equity classified awards.
Stock-based compensation expense for the Amended 2016 Plan is calculated using the fair value method on the grant date. The Company expenses stock-based compensation over the term of the award based on the vesting described in the award agreement. Stock-based compensation expense is allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations based on the underlying classification and scope of work for the employees receiving the Awards.
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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except for earnings per share):

	Year Ended December 31,
	2025	2024	2023
Weighted-average shares:
Common shares outstanding	28,846	30,957	30,722
RSAs	—	3	21
Total weighted-average shares	28,846	30,960	30,743
Earnings per common share—Basic
Net income	$451,123	$404,386	$282,810
Less: Undistributed earnings allocated to RSAs	—	(44)	(191)
Net income available to common shareholders—Basic	$451,123	$404,342	$282,619

Net income per common share—Basic	$15.64	$13.06	$9.20

Basic weighted-average common shares outstanding	28,846	30,957	30,722
Effect of diluted shares	681	1,057	1,119
Diluted weighted-average shares outstanding	29,527	32,014	31,841

Net income per common share—Diluted	$15.28	$12.63	$8.88
For the years ended December 31, 2025, 2024 and 2023, the computation of diluted EPS excludes the effect of (in thousands) less than 1, 80 and 0 stock options, respectively, due to each respective period’s average fair value of the Company’s common stock not exceeding the exercise prices.
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
The Company does not have any material recurring fair value measurements as of December 31, 2025 and 2024. There were no material transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2025, 2024 and 2023.
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
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. The carrying value of goodwill is reviewed at least annually for impairment, or as indicators of potential impairment are identified, at the reporting unit level. The reporting units are Phase I-IV clinical research services and Laboratories as of December 31, 2025.
The Company performs its annual impairment tests during the fourth quarter each year, comparing the fair value of each of our reporting units with its carrying amount, inclusive of goodwill. A goodwill impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Fair value is estimated using a combination of the income approach, a discounted cash flow analysis, and the market approach, utilizing the guideline company method. There was no indication of impairment related to goodwill based on the fourth quarter 2025 assessment.
Intangible Assets
The Company has an indefinite lived intangible asset related to its trade name. The carrying value of the trade name asset is reviewed at least annually for impairment, or as indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation. There was no indication of impairment related to the trade name asset based on the fourth quarter 2025 assessment.
Finite-lived intangible assets consist mainly of the value assigned to customer relationships and developed technologies. Finite-lived intangible assets are amortized straight-line or using an accelerated method over their estimated useful lives of fifteen years.
Impairment of Long-Lived Assets
Long-lived assets, primarily property and equipment and finite-lived intangible assets, are reviewed for impairment and the reasonableness of the estimated useful lives whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable or that a change in useful life may be appropriate. Recoverability for long-lived assets is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount of the assets, then the Company reduces the carrying value of the assets to estimated fair values, which are primarily based upon forecasted discounted cash flows. Fair value of long-lived assets is determined based on a combination of discounted cash flows and market multiples. There was no indication of impairment related to long-lived assets based on the fourth quarter 2025 assessment.
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
Government incentives are recorded in accordance with their purpose, net of fees incurred to monetize the benefit, as a reduction of expense within Direct service costs, excluding depreciation and amortization and Selling, general and administrative in the consolidated statements of operations. The Company recognized government assistance income, net of $24.5 million, $20.7 million and $15.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. Government assistance receivables are recorded in the consolidated balance sheets based on the expected timing of monetizing the benefit. Government assistance receivables recorded on the December 31, 2025 consolidated balance sheets are expected to be recovered through 2029. The Company recorded receivables related to government assistance programs at December 31, 2025 of $24.5 million in Prepaid expenses and other current assets and $11.8 million in Other assets, respectively. Additionally, the Company recorded a reduction to Property and equipment, net of $2.7 million and Other long-term liabilities related to leases not yet commenced of $14.2 million as of December 31, 2025, respectively. The Company recorded receivables related to government assistance programs at December 31, 2024 of $24.1 million in Prepaid expenses and other current assets and $12.7 million in Other assets, respectively. Additionally, the Company recorded a reduction to Property and equipment, net of $2.8 million and Other long-term liabilities related to leases not yet commenced of $6.3 million as of December 31, 2024, respectively.
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" which requires entities to enhance disclosures around income taxes, specifically related to the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard retrospectively in the fourth quarter of 2025 with additional disclosure in the notes to consolidated financial statements footnote 11.
Recently Issued Accounting Pronouncements
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
In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities" which establishes authoritative US GAAP guidance for accounting for grants received for consistency in applying the accounting rules across business entities. The guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.
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
Accounts receivable and unbilled, net consisted of the following at December 31 (in thousands):

	2025	2024
Accounts receivable	$376,755	$291,096
Unbilled receivables	25,352	5,347
Less: allowance for doubtful accounts	(29)	—
Total accounts receivable and unbilled, net	$402,078	$296,443
Contract Liabilities
Advanced billings represents cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized. During the years ended December 31, 2025 and 2024, the Company recognized approximately $613.4 million and $498.5 million, respectively, of revenue that was included in the Advanced billings balance at the beginning of the year.
Advanced billings consisted of the following at December 31 (in thousands):

	2025	2024
Advanced billings	$854,390	$710,585
A rollforward of allowance for doubtful account activity is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Allowance for doubtful accounts - beginning balance	$—	$(7)	$(170)
Current year provision	(29)	(113)	(3,420)
Write-offs, recoveries and the effects of foreign currency exchange	—	120	3,583
Allowance for doubtful accounts - ending balance	$(29)	$—	$(7)

4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following at December 31, (in thousands):

	2025	2024
Land	$5,140	$5,032
Equipment	53,352	45,643
Furniture, fixtures, and leasehold improvements	107,213	102,234
Computer hardware, software, and phone equipment	35,396	32,593
Buildings	40,453	15,815
Construction-in-progress	12,773	21,167
Property and equipment at cost	254,327	222,484
Less: Accumulated depreciation	(123,272)	(98,869)
Property and equipment, net	$131,055	$123,615
Depreciation expense was $27.2 million, $27.8 million and $24.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Total assets reflected on the balance sheet and not remeasured to fair value on a recurring basis, identified as Level 3 measurements, as of December 31, 2025 are $694.0 million, comprised of $662.4 million of goodwill and $31.6 million of identified indefinite-lived intangible assets. Accumulated goodwill impairment losses to date amounts to $9.3 million, all of which was recognized in the year ended December 31, 2015.
Intangible Assets, Net
Intangible assets, net consisted of the following at December 31 (in thousands):

	2025	2024
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	$145,051	$145,051
Accumulated amortization:
Customer relationships	(143,277)	(142,331)
Total finite-lived intangible assets, net	1,774	2,720
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$33,420	$34,366
As of December 31, 2025, estimated amortization expense of the Company’s intangible assets for each of the remaining years is as follows (in thousands):

Amortization
2026	$620
2027	577
2028	577
$1,774

6. ACCRUED EXPENSES
Accrued expenses consisted of the following at December 31 (in thousands):

	2025	2024
Employee compensation and benefits	$80,139	$84,929
Project related reimbursable expenses	316,013	212,008
Other	12,230	10,870
Total accrued expenses	$408,382	$307,807
7. DEBT
On September 30, 2019, the Company entered into a Loan Agreement (as it may be amended from time to time, the "Loan Agreement") providing for an unsecured credit facility (as amended from time to time, the “Credit Facility”) through its wholly owned subsidiaries, Medpace, Inc., as borrower (the “Borrower”), and Medpace IntermediateCo, Inc., as guarantor (the “Guarantor”). At the same time the Company entered into the Loan Agreement, the Guarantor executed a Guaranty Agreement providing for its guarantee of the payment and performance of the obligations under the Loan Agreement.
On July 17, 2025, the Company entered into Amendment No. 9 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the Credit Facility to up to $10.0 million. The Credit Facility expires April 30, 2027 and bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) plus 100 basis points (1.00%) or the highest of the Prime Rate, the sum of the Overnight Bank Funding Rate plus 50 basis points (0.50%) and the sum of Daily Simple SOFR plus 100 basis points (1.00%). As of December 31, 2025 and 2024, the Company had no indebtedness under the Credit Facility.
The Loan Agreement contains other customary loan terms, representations and warranties, and affirmative and negative covenants, in each case, subject to customary limitations, exceptions and exclusions. The Loan Agreement contains certain events of default, including, among others, non-payment of principal or interest and breach of the covenants.
The Credit Facility is subject to customary negative covenants. The Company was in compliance with all financial covenants as of December 31, 2025.
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
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$31,057	$31,593	$27,919
Variable lease cost	$12,390	$11,409	$9,455

Supplemental cash flow information related to the leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,889	$22,413	$19,829

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,369	9,163	23,960
Supplemental balance sheet information related to the leases was as follows at December 31 (in thousands):

	2025	2024
Operating lease right-of-use assets - related parties	$68,416	$74,889
Operating lease right-of-use assets - non-related parties	49,399	53,760
Operating lease right-of-use assets	$117,815	$128,649

Other current liabilities - related parties	6,915	6,310
Other current liabilities - non-related parties	16,294	16,979
Other current liabilities	$23,209	$23,289

Operating lease liabilities - related parties	77,344	84,259
Operating lease liabilities - non-related parties	36,299	41,975
Operating lease liabilities	113,643	126,234
Total operating lease liabilities	$136,852	$149,523

Weighted Average Remaining Lease Term (years)
Operating leases	9.1	9.6
Weighted Average Discount Rate
Operating leases	5.7%	5.7%
Lease payments due related to lease liabilities as of December 31, 2025 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
2026	$11,807	$18,036	$29,843
2027	10,839	15,239	26,078
2028	8,609	9,897	18,506
2029	8,824	6,859	15,683
2030	9,045	4,285	13,330
Later years	73,800	3,650	77,450
Total lease payments	122,924	57,966	180,890
Less: imputed interest	(38,665)	(5,373)	(44,038)
Total	$84,259	$52,593	$136,852
As of December 31, 2025, we have an additional lease with contractual obligations, which have not yet commenced, with future payments of $0.3 million.

9. SHAREHOLDERS’ EQUITY
Stock-Based Compensation
2016 Amended and Restated Incentive Award Plan
On February 6, 2025 and May 16, 2025, respectively, the Board adopted and the Company's stockholders approved the 2016 Amended and Restated Incentive Award Plan (the "Amended 2016 Plan"). The Amended 2016 Plan provides for long-term equity incentive compensation for key employees, officers and non-employee directors. A variety of discretionary awards (collectively, the “Awards”) for employees and non-employee directors are authorized under the Amended 2016 Plan, including vested shares, stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), or other cash based or stock dividend equivalent awards, which are all equity-classified instruments under the Amended 2016 Plan. The number of shares registered and available for grant under the Amended 2016 Plan is 6,000,000. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the Amended 2016 Plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the market price of the Company’s common stock at the date of grant and option terms are not expected to exceed ten years.
The Company granted 161,495 awards to employees under the Amended 2016 Plan during the year ended December 31, 2025, consisting of 41,075 RSU and 35,960 stock option awards having five year vesting schedules, and 84,460 stock option awards that vested upon issuance. The Company granted an additional 386 RSU that vest in four approximately equal installments on March 31, 2026, June 30, 2026, September 30, 2026 and December 31, 2026, and 7,344 stock option awards to non-employee directors under the Amended 2016 Plan, during the year ended December 31, 2025. These stock option awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.
The Company granted 206,893 awards to employees under the Amended 2016 Plan during the year ended December 31, 2024, consisting of 131,156 RSU and 24,650 stock option awards having five year vesting schedules, 1,087 RSU having four year vesting schedules and 50,000 stock option awards that vested upon issuance. The Company granted an additional 674 RSU that vest in four approximately equal installments on March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, and 6,542 stock option awards to non-employee directors under the Amended 2016 Plan, during the year ended December 31, 2024. These stock option awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.
The Company granted 47,238 awards to employees under the Amended 2016 Plan during the year ended December 31, 2023, consisting of 45,988 RSU and 1,250 stock option awards having four year vesting schedules. The Company granted an additional 848 RSU that vest in four approximately equal installments on March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, and 11,187 stock option awards to non-employee directors under the Amended 2016 Plan, during the year ended December 31, 2023. These stock option awards will vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.
The Amended 2016 Plan expires in 2035, except for awards then outstanding, and is administered by the Board. All awards granted at the IPO or thereafter were or will be issued under the Amended 2016 Plan.
The Company satisfies stock option exercises and vested stock awards with treasury shares or newly issued shares. Shares available for future stock compensation grants under the Amended 2016 Plan totaled 1.9 million and 2.1 million at December 31, 2025 and 2024, respectively.
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

The following table sets forth the key weighted-average assumptions used in the BSM Model to calculate the fair value of options:

	Year Ended December 31,
	2025	2024	2023
Expected holding period - years	4.9	4.3	4.1
Expected volatility	43.5%	43.4%	45.4%
Risk-free interest rate	4.1%	3.7%	3.8%
Expected dividend yield	0.0%	0.0%	0.0%
The assumptions used in the table above reflect grant date inputs to arrive at the grant date fair values for stock options subject to equity-classified stock compensation accounting.
The expected holding period represents the period of time the grants are expected to be outstanding. The Company uses the simplified method, as prescribed by accounting guidance governing such awards, to calculate the expected holding period for options granted to employees as we do not have sufficient historical evidence data to provide a reasonable basis upon which to estimate the expected holding period. For options valued by the Company for the years ended December 31, 2025, 2024 and 2023, respectively, the expected holding period is based on an average between the midpoint of the vesting date and the expiration date of the options.
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
The following table summarizes the grant date fair values of stock options and restricted shares issued during the period as well as the allocation of stock-based compensation expense to Total direct costs, and Selling, general and administrative reported in the consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
Weighted average, grant date fair value
Stock options	$140.34	$148.85	$85.30
Restricted shares (RSAs and RSUs)	$353.93	$372.17	$225.69

Stock-based compensation expense allocated to:
Total direct costs	$13,612	$11,117	$11,099
Selling, general, and administrative	21,174	14,397	9,417
Total stock-based compensation expense	$34,786	$25,514	$20,516

Award Activity
The following table sets forth the Company’s stock option activity:

	Year Ended December 31,
	2025		2024		2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - beginning of Period	1,143,368	$130.33	1,343,287	$100.75	1,629,148	$89.71
Granted	127,764	$325.60	81,192	$378.45	12,437	$211.25
Exercised	(639,729)	$89.10	(274,733)	$57.73	(287,048)	$39.64
Cancelled/Forfeited/Expired	(12,722)	$227.08	(6,378)	$186.83	(11,250)	$183.04
Outstanding - end of period	618,681	$211.29	1,143,368	$130.33	1,343,287	$100.75

Exercisable - end of period	450,986	$209.15	814,980	$110.86	901,865	$74.79
The following table sets forth the Company’s Restricted Share activity:

	Year Ended December 31,
	2025	2024	2023
	Shares/Units	Shares/Units	Shares/Units
Outstanding and unvested - beginning of period	365,492	390,998	523,377
Granted	41,461	132,917	46,836
Vested	(62,176)	(130,934)	(154,618)
Forfeited	(20,260)	(27,489)	(24,597)
Outstanding and unvested - end of period	324,517	365,492	390,998
The following table summarizes information about stock options expected to vest, stock options exercisable, and unvested restricted share awards expected to vest at December 31, 2025:

	Weighted Average Exercise Price	Stock Options	Restricted Shares/Units	Weighted Average Remaining Life (Years)
Number of stock options expected to vest	$211.29	618,681		3.8
Number of restricted shares/units expected to vest			324,517
Total expected to vest		618,681	324,517
Total stock options exercisable	$209.15	450,986		4.0
Unrecognized compensation cost (in thousands)		$7,557	$49,409
Weighted average years over which unrecognized compensation cost will be recognized		3.8	3.6

The following table sets forth the aggregate intrinsic value of stock options exercised, the fair values of awards vested, and share based liabilities settled during the respective periods (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total intrinsic value of stock options exercised	$202,429	$89,298	$56,548
Total grant-date fair value of stock options vested	$22,179	$13,992	$3,591
Total grant-date fair value of restricted shares vested	$10,827	$12,903	$9,306
Total settlement date fair value of restricted shares vested	$35,537	$49,503	$31,842
The actual tax benefits recognized related to stock-based compensation totaled $50.1 million, $27.8 million and $18.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
10. EMPLOYEE BENEFIT PLANS
The Company provides a 401(k) plan that covers substantially all U.S. employees. Participants can elect to contribute up to 50% of their eligible earnings on a pre-tax basis, subject to Internal Revenue Service annual limitations.
The U.S.-based plan offers a year-end employer matching contribution, requiring the participant to be an employee at year-end to qualify for the match. Participants with one year or more of service are eligible for the matching contribution. Participants fully vest in the employer contributions after three years of service. The employer contribution represents a percentage of a participant’s eligible compensation. The Company’s 401(k) Plan costs were $10.1 million, $8.9 million and $7.4 million during the years ended December 31, 2025, 2024 and 2023, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.
The Company has various defined contribution arrangements for eligible employees of non-U.S. entities. These defined contribution arrangements provide employees with retirement savings and life insurance benefits. The Company incurred expenses related to these arrangements of $4.5 million, $4.0 million and $3.3 million in the years ended December 31, 2025, 2024 and 2023, respectively, and were allocated between Total direct costs, and Selling, general and administrative in the consolidated statements of operations.
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
The components of income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$506,902	$454,452	$312,870
Foreign jurisdictions	35,475	21,470	22,812
Income before income taxes	$542,377	$475,922	$335,682

Income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2025
U.S. Federal	$(2,810)	$73,509	$70,699
U.S. state and local	5,100	8,536	13,636
Foreign jurisdictions	8,047	(1,128)	6,919
	$10,337	$80,917	$91,254

Year ended December 31, 2024
U.S. Federal	$80,490	$(19,837)	$60,653
U.S. state and local	11,791	(5,707)	6,084
Foreign jurisdictions	5,877	(1,078)	4,799
	$98,158	$(26,622)	$71,536

Year ended December 31, 2023
U.S. Federal	$64,381	$(24,117)	$40,264
U.S. state and local	8,848	(1,869)	6,979
Foreign jurisdictions	4,622	1,007	5,629
	$77,851	$(24,979)	$52,872

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
Income tax expense calculated at the federal statutory rate	$113,899	21.0%	$99,944	21.0%	$70,493	21.0%
Effect of:
State and local taxes, net of federal benefit (a)	3,734	0.7	4,769	1.0	2,610	0.8
Foreign Tax Effects:
Other foreign jurisdictions	(638)	(0.1)	(175)	(0.1)	815	0.2
Effect of Cross-Border Tax Laws:
Foreign-derived intangible income	(2,175)	(0.4)	(10,931)	(2.3)	(9,358)	(2.8)
Other	5,540	1.0	447	0.1	(835)	(0.2)
Tax Credits:
Other tax credits	(935)	(0.2)	(1,144)	(0.2)	(1,340)	(0.4)
Changes in Valuation Allowance	(332)	(0.1)	(1,156)	(0.2)	1,489	0.5
Nontaxable or Nondeductible Items:
Share-based payment awards	(40,852)	(7.5)	(22,197)	(4.7)	(14,692)	(4.4)
Other	3,688	0.7	(46)	—	(1,094)	(0.3)
Changes in Unrecognized Tax Benefits	9,676	1.8	1,611	0.3	4,784	1.4
Other Adjustments	(351)	(0.1)	414	0.1	—	—
	$91,254	16.8%	$71,536	15.0%	$52,872	15.8%
(a) State taxes in California and local taxes in the city of Cincinnati, Ohio made up the majority (greater than 50 percent) of the tax effect in this category.
As of December 31, 2025, the Company’s accounting position is that unremitted foreign earnings are indefinitely reinvested. Therefore, the Company has not recorded deferred foreign withholding taxes on the unremitted foreign earnings and it is not practicable to determine the amount of the additional taxes that would result if these earnings were repatriated. The undistributed earnings of foreign subsidiaries was approximately $90.3 million for the year ended December 31, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Where relevant, the Company has reflected any material items that were enacted in the consolidated financial statements for the year ended December 31, 2025.

Components of the Company’s net deferred tax asset (liability) included in the consolidated balance sheets consisted of the following at December 31 (in thousands):

	2025	2024
Deferred tax assets:
Accrued liabilities	$30,474	$31,898
Depreciation and amortization	900	1,222
Net operating loss carryforwards	36,577	51
Tax credit carryforwards	5,172	—
Advanced billings	15,009	127,115
Other	460	2,002
Valuation allowance	(1,847)	(1,607)
Total deferred tax assets	86,745	160,681

Deferred tax liabilities:
Depreciation and amortization	(66,131)	(59,016)
Prepaid expenses	(1,700)	(1,462)
Other	(1,046)	(1,646)
Total deferred tax liabilities	(68,877)	(62,124)
Net deferred tax asset (liability)	$17,868	$98,557
The Company has federal, state, and foreign operating loss carryforwards for which a deferred tax asset of $36.6 million has been established as of December 31, 2025. The Company has recorded a valuation allowance against certain operating loss carryforward deferred tax assets as of December 31, 2025 based upon its assessment that it is more likely than not that this deferred tax asset will not be realized. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. The federal and foreign net operating loss carryforwards of $31.4 million have indefinite carryforward periods. The net operating loss expiration periods for the state and local jurisdictions of $5.2 million varies by jurisdiction. The state net operating loss carryforwards will begin to expire in 2035 for certain jurisdictions if not utilized.
Annual activity related to the Company’s valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning Balance	$1,607	$1,826	$430
Additions charged to expense	572	938	1,582
Reductions from utilization, reassessments and expirations	(332)	(1,157)	(186)
Ending Balance	$1,847	$1,607	$1,826

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning Balance	$25,527	$20,380	$15,947
Increases in tax positions for prior years	3,459	435	—
Decreases in tax positions for prior years	(44)	(189)	(97)
Increases in tax positions for current year	996	6,822	5,382
Lapse in statute of limitations	(1,413)	(1,921)	(852)
Ending Balance	$28,525	$25,527	$20,380
Interest and penalties associated with uncertain tax positions are recognized as components of Income tax provision in the consolidated statements of operations. There was no material change to tax-related interest and penalties during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, respectively, the Company has a liability for interest and penalties of $8.3 million and $6.7 million that is associated with related tax liabilities of $22.7 million and $20.3 million for uncertain tax positions.
The Company operates in various foreign, state and local jurisdictions. The number of tax years for which the statute of limitations remains open for foreign, state and local jurisdictions varies by jurisdiction and is approximately four years (2021 through 2025). For federal tax purposes, the Company’s open tax years are 2022 through 2025.
Components of the Company's cash paid for taxes included in the consolidated statement of cash flows consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$30,444	$72,405	$68,256
State	2,138	5,293	4,327
Foreign	7,137	5,869	3,770
Total cash paid for taxes	$39,719	$83,567	$76,353
12. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Legal Proceedings
Medpace periodically becomes involved in various claims and lawsuits that are incidental to its business. Management believes, after consultation with counsel, that no matters currently pending would, in the event of an adverse outcome, have a material impact on the Company’s consolidated balance sheets, statements of operations, or cash flows for the years ended December 31, 2025, 2024 and 2023.
Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $18.8 million as of December 31, 2025. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2030.

13. MISCELLANEOUS (EXPENSE) INCOME, NET
Miscellaneous (expense) income, net consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Expense, net on foreign-currency transactions	$(7,731)	$(496)	$(1,929)
Other income	2,393	4,552	1,274
Miscellaneous (expense) income, net	$(5,338)	$4,056	$(655)
14. RELATED PARTY TRANSACTIONS
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.4 million and $0.3 million existed at December 31, 2025 and 2024, respectively, and are included in the Prepaid expenses and other current assets and Other assets line items of the consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreements
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers and/or have equity investments in LIB. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $7.9 million, $21.7 million and $43.7 million during the years ended December 31, 2025, 2024 and 2023, respectively, in the Company’s consolidated statement of operations. As of December 31, 2025 and 2024, the Company had, from LIB, Advanced billings of $8.1 million and $9.5 million in the consolidated balance sheets, respectively. In addition, the Company had Accounts receivable and unbilled, net from LIB of $1.9 million and $2.8 million in the consolidated balance sheets at December 31, 2025 and 2024, respectively.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. During the years ended December 31, 2025, 2024 and 2023, the Company recognized total revenue from CinRx of $45.3 million, $28.3 million and $15.8 million in the Company’s consolidated statements of operations, respectively. As of December 31, 2025 and 2024, the Company had Advanced billings from CinRx of $4.3 million and $5.2 million in the consolidated balance sheets, respectively. As of December 31, 2025 and 2024 the Company had Accounts receivable and unbilled, net from CinRx of $1.6 million and $1.4 million in the consolidated balance sheets, respectively.
The Summit Hotel (“The Summit”)
The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer. Medpace incurs travel lodging and meeting expenses at The Summit. During the years ended December 31, 2025, 2024 and 2023, Medpace incurred expenses of $0.3 million, $0.3 million and $0.4 million at The Summit, respectively.
Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the leases. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through December 2032 with a renewal option for one 10-year term at prevailing market rates. The

Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the properties. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the years ended December 31, 2025, 2024 and 2023 was $2.7 million, $2.7 million and 2.6 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2025 and 2024 were $15.8 million and $17.6 million in the consolidated balance sheets, respectively. The current and long-term portions of the lease liabilities at December 31, 2025 were $1.8 million and $14.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $1.6 million and $16.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the years ended December 31, 2025, 2024 and 2023 was $5.7 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2025 and 2024 were $48.4 million and $50.2 million in the consolidated balance sheets, respectively. The current and long-term portions of the lease liabilities at December 31, 2025 were $1.8 million and $60.2 million, respectively. The current and long-term portions of the lease liabilities at December 31, 2024 were $1.5 million and $62.0 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the years ended December 31, 2025, 2024 and 2023 was $2.5 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2025 and 2024 were $4.2 million and $6.4 million, respectively, in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2025 were $2.3 million and $1.9 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $2.2 million and $4.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company's chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. In the first quarter of 2024, the Company reduced the lease term in connection with a plan to replace the leased office beginning in early 2025. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the years ended December 31, 2025, 2024 and 2023 was $0.8 million, $2.9 million and $1.1 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the consolidated statements of operations. The Operating lease right-of-use assets at December 31, 2025 and 2024 were $0.0 million and $0.7 million, respectively, in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2025 were $1.0 million and $0.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2024 were $0.9 million and $1.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the consolidated balance sheets.

Travel Services
The Company incurs expenses for travel services for company executives provided by private aviation charter companies which is a company controlled by the chief executive officer of the Company (each a “private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $2.1 million, $1.9 million and $2.0 million during the years ended December 31, 2025, 2024 and 2023, respectively. These travel expenses are recorded in Selling, general and administrative in the Company’s consolidated statements of operations. As of December 31, 2025 and 2024, the Company had Accounts payable to the Aircraft Management Company of $0.3 million and $0.2 million, respectively, in the consolidated balance sheets.
15. SEGMENT DISCLOSURES
Information about the reportable segment, significant segment expenses and a reconciliation to consolidated net income is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue, net	$2,530,234	$2,109,054	$1,885,842
Operating expenses:
Direct service costs, excluding depreciation and amortization - Employee compensation	588,786	545,417	499,528
Direct service costs, excluding depreciation and amortization - Other segment items (a)	143,342	136,678	138,721
Reimbursed out-of-pocket expenses	1,037,488	770,654	723,088
Total direct costs	1,769,616	1,452,749	1,361,337
Selling, general and administrative	197,559	180,184	161,352
Depreciation	27,178	27,808	24,129
Amortization	946	1,443	2,199
Total operating expenses	1,995,299	1,662,184	1,549,017
Income from operations	534,935	446,870	336,825
Other income (expense), net:
Miscellaneous (expense) income, net	(5,338)	4,056	(655)
Interest income (expense), net	12,780	24,996	(488)
Total other income (expense), net	7,442	29,052	(1,143)
Income before income taxes	542,377	475,922	335,682
Income tax provision	91,254	71,536	52,872
Segment net income	$451,123	$404,386	$282,810

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income	$451,123	$404,386	$282,810
(a) Direct service costs, excluding depreciation and amortization - Other segment items includes costs related to inventory, leases, project subcontractors and other direct service costs.
Operations By Geographic Location
The Company conducts operations in North America, Europe, Asia, South America, Africa and Australia through wholly-owned subsidiaries and representative sales offices. The Company attributes revenue to geographical locations based upon the location of the contracting entity. For the years ended December 31, 2025, 2024 and 2023, total revenue attributable to the U.S. represented approximately 99%, 98% and 98% of total consolidated total revenue, respectively.

The following table summarizes property and equipment, net by geographic region and is further broken down to show countries which account for 10% or more of total as of December 31, if any (in thousands):

	2025	2024
Property and equipment, net:
United States	$83,898	$80,692
Europe
Belgium	22,998	18,557
Other	6,822	7,456
Total Europe	29,820	26,013
Asia-Pacific	14,910	14,552
Other	2,427	2,358
Total property and equipment, net	$131,055	$123,615
Revenue by Category
The following table disaggregates the Company’s revenue by major source (in thousands):

	Year Ended December 31,
	2025	2024	2023
Therapeutic Area
Oncology	$747,585	$651,237	$587,097
Metabolic	744,957	457,542	376,842
Other	408,548	431,384	404,844
Central Nervous System	254,838	181,977	160,057
Cardiology	239,371	230,454	193,690
AVAI	134,935	156,460	163,312
Total revenue	$2,530,234	$2,109,054	$1,885,842
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

	Action	Date	Trading Arrangement		Total Shares to be Purchased or Sold	Duration/Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Jesse J. Geiger, President	Adopt	October 27, 2025 [1]		X	Up to 23,028 shares to be sold	October 31, 2025
Susan E. Burwig, Executive Vice President, Operations	Adopt	October 27, 2025 [2]		X	Up to 20,000 shares to be sold	May 1, 2026
Jesse J. Geiger, President	Adopt	November 11, 2025	X		Up to 11,000 shares to be sold	December 31, 2026
August J. Troendle, Chief Executive Officer and Chairman of the Board	Adopt	November 12, 2025 [3]		X	Up to 150,000 shares to be sold	Good until cancelled or until the commencement of the next blackout period, whichever occurs first
Kevin M. Brady, Chief Financial Officer and Treasurer	Adopt	November 21, 2025 [4]		X	Up to 3,000 shares to be sold	The earlier of until cancelled or 180 days from the placement of the limit order
Susan E. Burwig, Executive Vice President, Operations	Adopt	November 24, 2025 [5]		X	Up to 20,000 shares to be sold	May 22, 2026
August J. Troendle, Chief Executive Officer and Chairman of the Board	Adopt	November 24, 2025 [6]		X	Up to 150,000 shares to be sold	Good until cancelled or until the commencement of the next blackout period, whichever occurs first
August J. Troendle, Chief Executive Officer and Chairman of the Board	Terminate	December 4, 2025 [7]		X	Up to 150,000 shares to be sold	Good until cancelled or until the commencement of the next blackout period, whichever occurs first

*	Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**	Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
[1] On October 27, 2025, Mr. Geiger placed a limit order to sell up to 23,028 shares issued to him pursuant to his contemporaneous exercise of stock options. On October 27, 2025, Mr. Geiger sold 19,460 shares pursuant to the limit order. Mr. Geiger modified the limit price on October 28, 2025. On October 29, 2025, Mr. Geiger sold 3,568 shares pursuant to the limit order.
[2] On October 27, 2025, Ms. Burwig placed a limit order to sell up to 20,000 shares that were previously acquired through a stock option exercise.

[3] On November 12, 2025, Mr. Troendle placed a limit order to sell up to 150,000 shares. Mr. Troendle modified the limit price on November 14, 2025.
[4] On November 21, 2025, Mr. Brady placed a limit order to sell up to 3,000 shares issued to him pursuant to his contemporaneous exercise of stock options.
[5] On November 24, 2025, Ms. Burwig placed a limit order to sell up to 20,000 shares that were previously acquired through a stock option exercise.
[6] On November 24, 2025, Mr. Troendle placed a limit order to sell up to 150,000 shares.
[7] On December 4, 2025, Mr. Troendle terminated the limit order originally adopted on November 24, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to the Company’s Directors is contained in our definitive proxy statement (the “Proxy Statement”) for our 2026 Annual Meeting of Stockholders under the heading “Proposal 1: Election of Directors” and is incorporated herein by reference.
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
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	001-37856	3.1	5/21/24

3.2	Second Amended and Restated Bylaws	8-K	001-37856	3.2	5/21/24

4.1	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-212236	4.1	7/26/16

4.2	Description of Securities	10-K	001-37856	4.3	2/25/20

#10.1	Medpace Holdings, Inc. 2016 Amended and Restated Incentive Award Plan	8-K	001-37856	10.1	5/16/25

#10.2	Medpace Holdings, Inc. 2016 Senior Executive Incentive Bonus Plan	10-Q	001-37856	10.2	11/3/16

10.3	Registration Rights Agreement	10-Q	001-37856	10.3	11/3/16

#10.4	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Award Grant Notice	S-1/A	333-212236	10.13	8/1/16

#10.5	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement	10-Q	001-37856	10.1	10/22/24

#10.6	Form of Medpace Holdings, Inc. 2016 Incentive Award Plan Restricted Stock Unit Award Grant Notice	10-Q	001-37856	10.2	10/22/24

#10.7	Medpace Holdings, Inc. 2016 Incentive Award Plan Sub-Plan for UK Participants	S-1/A	333-212236	10.16	8/1/16

#10.8	Amended and Restated Employment Agreement, by and between Medpace Holdings, Inc. and August J. Troendle	S-1/A	333-212236	10.18	7/26/16

#10.9	Medpace Holdings, Inc. 2016 Incentive Award Plan UK Company Share Option Plan (CSOP) Sub-Plan	S-1/A	333-212236	10.19	8/1/16

#10.10	Medpace Holdings, Inc. Non-Employee Director Compensation Policy revised October 21, 2025					*

10.11	Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association.	8-K	001-37856	10.1	10/1/19

10.12	Amendment No. 1 dated March 30, 2020 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	4/1/20

10.13	Form of Indemnification Agreement	10-K	001-37856	10.13	2/16/21

10.14	Amendment No. 2 dated March 29, 2021 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	3/30/21

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.15	Amendment No. 3 dated December 27, 2021 to Loan Agreement dated as of September 30, 2019, by and among Medpace, Inc., as borrower, and PNC Bank, National Association	8-K	001-37856	10.1	12/29/21

10.16	Amendment No. 4 dated March 15, 2022 to Loan Documents	8-K	001-37856	10.1	3/16/22

10.17	Amendment No. 5 dated March 31, 2023 to Loan Documents	8-K	001-37856	10.1	3/31/23

10.18	Amendment No. 6 dated March 28, 2024 to Loan Documents	8-K	001-37856	10.1	3/29/24

10.19	Amendment No. 7 dated March 28, 2025 to Loan Documents	8-K	001-37856	10.1	3/31/25

10.20	Amendment No. 8 dated April 18, 2025 to Loan Documents	8-K	001-37856	10.1	4/21/25

10.21	Amendment No. 9 dated July 17, 2025 to Loan Documents	8-K	001-37856	10.1	7/21/25

19.1	Insider Trading Compliance Policy	10-K	001-37856	19.1	2/13/24

21.1	List of Subsidiaries of Medpace Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

97.1	Incentive Compensation Recoupment Policy	10-K	001-37856	97.1	2/13/24

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

By:	/s/ KEVIN M. BRADY
	Name:	Kevin M. Brady
	Title:	Chief Financial Officer

	Date:	February 10, 2026
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

Signature	Capacity	Date

/s/ AUGUST J. TROENDLE	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
August J. Troendle		February 10, 2026

/s/ KEVIN M. BRADY	Chief Financial Officer (Principal Financial and Accounting Officer)
Kevin M. Brady		February 10, 2026

/s/ BRIAN T. CARLEY	Director
Brian T. Carley		February 10, 2026

/s/ ROBERT O. KRAFT	Director
Robert O. Kraft		February 10, 2026

/s/ FRED B. DAVENPORT JR.	Director
Fred B. Davenport Jr.		February 10, 2026

/s/ CORNELIUS P. MCCARTHY III	Director
Cornelius P. McCarthy III		February 10, 2026

/s/ DR. DANI S. ZANDER	Director
Dr. Dani S. Zander		February 10, 2026

/s/ DR. FEMIDA H. GWADRY-SRIDHAR	Director
Dr. Femida H. Gwadry-Sridhar		February 10, 2026