Form 10-Q
period 2026-03-31
Medpace Holdings, Inc.
filed 2026-04-23
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	28,559,689 shares outstanding as of April 17, 2026

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As of
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$652,681	$497,049
Accounts receivable and unbilled, net (includes $3.1 million and $3.5 million with related parties at March 31, 2026 and December 31, 2025, respectively)	394,581	402,078
Prepaid expenses and other current assets	91,793	90,497
Total current assets	1,139,055	989,624
Property and equipment, net	136,548	131,055
Operating lease right-of-use assets	126,812	117,815
Goodwill	662,396	662,396
Intangible assets, net	33,265	33,420
Deferred income taxes	3,220	19,223
Other assets	28,317	21,939
Total assets	$2,129,613	$1,975,472
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.2 million and $0.3 million with related parties at March 31, 2026 and December 31, 2025, respectively)	$34,429	$28,142
Accrued expenses	406,059	408,382
Advanced billings (includes $13.7 million and $12.3 million with related parties at March 31, 2026 and December 31, 2025, respectively)	856,344	854,390
Other current liabilities	48,182	52,834
Total current liabilities	1,345,014	1,343,748
Operating lease liabilities	122,256	113,643
Deferred income tax liability	3,925	1,355
Other long-term liabilities	60,104	57,655
Total liabilities	1,531,299	1,516,401
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at March 31, 2026 and December 31, 2025; 28,559,689 and 28,370,780 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	286	284
Treasury stock - 69,623 shares at March 31, 2026 and December 31, 2025	(12,156)	(12,156)
Additional paid-in capital	953,416	935,830
Accumulated deficit	(336,111)	(459,981)
Accumulated other comprehensive loss	(7,121)	(4,906)
Total shareholders’ equity	598,314	459,071
Total liabilities and shareholders’ equity	$2,129,613	$1,975,472
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended March 31,
	2026	2025
Revenue, net (includes $7.3 million and $13.8 million with related parties for the three months ended March 31, 2026 and 2025, respectively)	$706,604	$558,570
Operating expenses:
Direct service costs, excluding depreciation and amortization	198,274	177,816
Reimbursed out-of-pocket expenses	312,004	202,404
Total direct costs	510,278	380,220
Selling, general and administrative	47,917	57,897
Depreciation	6,751	6,694
Amortization	155	236
Total operating expenses	565,101	445,047
Income from operations	141,503	113,523
Other income, net:
Miscellaneous income (expense), net	971	(1,816)
Interest income, net	5,117	6,463
Total other income, net	6,088	4,647
Income before income taxes	147,591	118,170
Income tax provision	23,721	3,575
Net income	$123,870	$114,595
Net income per share attributable to common shareholders:
Basic	$4.35	$3.77
Diluted	$4.28	$3.67
Weighted average common shares outstanding:
Basic	28,445	30,387
Diluted	28,962	31,196
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended March 31,
	2026	2025
Net income	$123,870	$114,595
Other comprehensive (loss) income
Foreign currency translation adjustments, net of taxes	(2,215)	3,122
Comprehensive income	$121,655	$117,717
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2024	$306	$(12,235)	$844,050	$8,167	$(14,743)	$825,545
Net income				114,595		114,595
Foreign currency translation					3,122	3,122
Stock-based compensation expense			16,892			16,892
Stock options exercised	4		25,941			25,945
Repurchases of common stock	(12)			(392,478)		(392,490)
BALANCE — March 31, 2025	$298	$(12,235)	$886,883	$(269,716)	$(11,621)	$593,609

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2025	$284	$(12,156)	$935,830	$(459,981)	$(4,906)	$459,071
Net income				123,870		123,870
Foreign currency translation					(2,215)	(2,215)
Stock-based compensation expense			4,918			4,918
Stock options exercised	2		12,668			12,670
BALANCE — March 31, 2026	$286	$(12,156)	$953,416	$(336,111)	$(7,121)	$598,314
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,870	$114,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,751	6,694
Amortization	155	236
Stock-based compensation expense	4,918	16,892
Noncash lease expense	5,849	6,064
Deferred income tax provision	18,543	749
Other	400	(502)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	7,822	(2,069)
Prepaid expenses and other current assets	(1,795)	(17,553)
Accounts payable	84	10,720
Accrued expenses	(1,300)	(23,160)
Advanced billings	1,954	8,131
Lease liabilities	(5,294)	(6,548)
Other assets and liabilities, net	(10,169)	11,587
Net cash provided by operating activities	151,788	125,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(6,814)	(9,994)
Other	66	7
Net cash used in investing activities	(6,748)	(9,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	12,670	25,934
Repurchases of common stock	—	(371,900)
Net cash provided by (used in) financing activities	12,670	(345,966)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,078)	2,117
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	155,632	(228,000)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	497,049	669,436
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$652,681	$441,436
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Share repurchases—non-cash	$—	$22,343
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2026
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
Unaudited Interim Financial Information
The interim condensed consolidated financial statements include the accounts of the Company, are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and are unaudited. In the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The preparation of the interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes could differ from management’s estimates and assumptions. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Share Repurchases
In 2022, the Company’s Board of Directors (the "Board") approved a share repurchase program which has been amended several times to increase the aggregate amount of the share repurchase authorization. The Company did not execute any share repurchases during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company repurchased 1,193,011 shares for $389.8 million. As of March 31, 2026, the Company has remaining authorization of $821.7 million under the repurchase program.
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except for earnings per share):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income available to common shareholders	$123,870	$114,595

Denominator:
Basic weighted-average common shares outstanding	28,445	30,387
Effect of diluted shares	517	809
Diluted weighted-average common shares outstanding	28,962	31,196

Earnings per common share:
Net income per common share—Basic	$4.35	$3.77
Net income per common share—Diluted	$4.28	$3.67
For the three months ended March 31, 2026 and 2025, the computation of diluted EPS excludes the effect of (in thousands) 0.5 and 80.1 stock options, respectively, due to each respective period’s average fair value of the Company’s common stock not exceeding the exercise prices.
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
The Company does not have material recurring fair value measurements as of March 31, 2026 and December 31, 2025. There were no material transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2026 and 2025.
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
Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Accounts receivable	$370,407	$376,755
Unbilled receivables	24,202	25,352
Less: allowance for doubtful accounts	(28)	(29)
Total accounts receivable and unbilled, net	$394,581	$402,078
Contract Liabilities
Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.
Advanced billings consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Advanced billings	$856,344	$854,390
As of March 31, 2026 and December 31, 2025, the Company had approximately $3.5 billion and $3.6 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	$145,051	$145,051
Accumulated amortization:
Customer relationships	(143,432)	(143,277)
Total finite-lived intangible assets, net	1,619	1,774
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$33,265	$33,420
As of March 31, 2026, estimated amortization expense of the Company’s intangible assets for each of the remaining years is as follows (in thousands):

Amortization
Remainder of 2026	$465
2027	577
2028	577
$1,619
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Employee compensation and benefits	$61,597	$80,139
Project related reimbursable expenses	332,855	316,013
Other	11,607	12,230
Total accrued expenses	$406,059	$408,382
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
On July 17, 2025, the Company entered into Amendment No. 9 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the Credit Facility to up to $10.0 million. The Credit Facility expires April 30, 2027 and bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) plus 100 basis points (1.00%) or the highest of the Prime Rate, the sum of the Overnight Bank Funding Rate plus 50 basis points (0.50%) and the sum of Daily Simple SOFR plus 100 basis points (1.00%). As of March 31, 2026 and December 31, 2025, the Company had no indebtedness under the Credit Facility.

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
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$7,742	$8,065
Variable lease cost	$3,390	$3,012
Supplemental cash flow information related to the leases was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,508	$6,663

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,827	$5,897
Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Operating lease right-of-use assets - related parties	$66,898	$68,416
Operating lease right-of-use assets - non-related parties	59,914	49,399
Operating lease right-of-use assets	$126,812	$117,815

Other current liabilities - related parties	7,072	6,915
Other current liabilities - non-related parties	16,766	16,294
Other current liabilities	$23,838	$23,209

Operating lease liabilities - related parties	75,492	77,344
Operating lease liabilities - non-related parties	46,764	36,299
Operating lease liabilities	122,256	113,643
Total operating lease liabilities	$146,094	$136,852

Weighted Average Remaining Lease Term (years)
Operating leases	9.2	9.1
Weighted Average Discount Rate
Operating leases	5.7%	5.7%

Lease payments due related to lease liabilities as of March 31, 2026 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
Remainder of 2026	$8,868	$14,309	$23,177
2027	10,839	16,671	27,510
2028	8,609	11,779	20,388
2029	8,824	9,441	18,265
2030	9,045	6,840	15,885
Later years	73,800	14,123	87,923
Total lease payments	119,985	73,163	193,148
Less: imputed interest	(37,421)	(9,633)	(47,054)
Total	$82,564	$63,530	$146,094
(9) Shareholders’ Equity and Stock-Based Compensation
The Company granted 3,836 awards to employees under the 2016 Amended and Restated Incentive Award Plan during the three months ended March 31, 2026, consisting of 3,636 RSU and 200 stock options having five year vesting schedules.
Award Activity
The following table sets forth the Company’s stock option activity:

	Three Months Ended March 31, 2026
	Stock Options	Weighted Average Exercise Price
Outstanding - beginning of period	618,681	$211.29
Granted	200	$428.03
Exercised	(92,266)	$138.80
Outstanding - end of period	526,615	$224.33

Exercisable - end of period	461,808	$207.86
The following table sets forth the Company’s RSA/RSU activity:

Three Months Ended March 31, 2026
Shares/Units
Outstanding and unvested - beginning of period	324,517
Granted	3,636
Vested	(96,931)
Forfeited	(2,688)
Outstanding and unvested - end of period	228,534

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock based compensation awards is summarized below (in thousands):

	Three Months Ended March 31,
	2026	2025
Total direct costs	$3,001	$3,027
Selling, general and administrative	1,917	13,865
Total stock-based compensation expense	$4,918	$16,892
(10) Income Taxes
The Company’s effective income tax rate was 16.1% and 3.0% for the three months ended March 31, 2026 and 2025, respectively. The Company's effective income tax rate for the three months ended March 31, 2026 varied from the U.S. statutory rate of 21% primarily due to the impact of the state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Deduction Eligible Income.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Where relevant, the Company has reflected any material items that were enacted in the condensed consolidated financial statements for the three months ended March 31, 2026.
(11) Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of March 31, 2026 and December 31, 2025. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of March 31, 2026.
On April 6, 2026, Jan Durbin filed a class action complaint in the United States District Court for the Southern District of Ohio (Case No. 1:26-cv-00346) against Medpace Holdings, Inc., August J. Troendle, Jesse J. Geiger, and Kevin M. Brady alleging violations of federal securities laws. Plaintiff alleges that defendants made materially false and misleading statements related to the Company’s book-to-bill ratio in a scheme to deceive the market based upon Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under Section 10(b). Plaintiff seeks unspecified damages, interest, attorneys’ fees, expert fees and other costs. A liability has not been recognized related to this matter because any potential loss is not currently probable or reasonably estimable.
Purchase Commitments
The Company has several minimum purchase commitments for project related supplies totaling $18.7 million as of March 31, 2026. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2030.
(12) Related Party Transactions
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.4 million existed at March 31, 2026 and December 31, 2025, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreement
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $1.2 million and $2.2 million during the three months ended March 31, 2026 and 2025, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025 the Company had Advanced billings from LIB of $8.1 million in the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025 the Company had Accounts receivable and unbilled, net from LIB of $1.5 million and $1.9 million, respectively, in the condensed consolidated balance sheets.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $6.1 million and $11.7 million during the three months ended March 31, 2026 and 2025, respectively, in the Company’s condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025 the Company had Advanced billings from CinRx of $5.6 million and $4.3 million, respectively, in the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025 the Company had Accounts receivable and unbilled, net from CinRx of $1.6 million in the condensed consolidated balance sheets.
Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through December 2032 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended March 31, 2026 and 2025 was $0.7 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2026 and December 31, 2025 were $15.3 million and $15.8 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2026 were $1.8 million and $14.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2025 were $1.8 million and $14.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended March 31, 2026 and 2025 was $1.4 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2026 and December 31, 2025 were $47.9 million and $48.4 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2026 were $1.8 million and $59.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2025 were $1.8 million and $60.2 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended March 31, 2026 and 2025 was $0.6 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at March 31, 2026 and December 31, 2025 were $3.6 million and $4.2 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at March 31, 2026 were $2.4 million and $1.3 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2025 were $2.3 million and $1.9 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. In the first quarter of 2024, the Company reduced the lease term in connection with a plan to replace the leased office beginning in early 2025. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended March 31, 2026 and 2025 was less than $0.1 million and $0.7 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The current and long-term portions of the lease liabilities at March 31, 2026 were $1.0 million and $0.3 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2025 were $1.0 million and $0.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by a private aviation charter company controlled by the chief executive officer of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.4 million during the three months ended March 31, 2026 and 2025, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company had Accounts payable to the Aircraft Management Company of $0.1 million and $0.3 million, respectively, in the condensed consolidated balance sheets.
(13) Segment Disclosures
Information about the one reportable segment, significant segment expenses and a reconciliation to condensed consolidated net income is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue, net	$706,604	$558,570
Operating expenses:
Direct service costs, excluding depreciation and amortization - Employee compensation	164,603	143,927
Direct service costs, excluding depreciation and amortization - Other segment items (a)	33,671	33,889
Reimbursed out-of-pocket expenses	312,004	202,404
Total direct costs	510,278	380,220
Selling, general and administrative	47,917	57,897
Depreciation	6,751	6,694
Amortization	155	236
Total operating expenses	565,101	445,047
Income from operations	141,503	113,523
Other income, net:
Miscellaneous income (expense), net	971	(1,816)
Interest income, net	5,117	6,463
Total other income, net	6,088	4,647
Income before income taxes	147,591	118,170
Income tax provision	23,721	3,575
Segment net income	$123,870	$114,595

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Condensed consolidated net income	$123,870	$114,595
(a) Direct service costs, excluding depreciation and amortization - Other segment items includes costs related to inventory, leases, project subcontractors and other direct service costs.
Revenue by Category
The following table disaggregates the Company’s revenue by major source (in thousands):

	Three Months Ended March 31,
	2026	2025
Therapeutic Area
Metabolic	$237,558	$148,015
Oncology	201,239	170,476
Other	93,318	95,836
Central Nervous System	80,207	54,901
Cardiology	56,261	58,279
AVAI	38,021	31,063
Total revenue	$706,604	$558,570

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and with the information under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This item and the related discussion contain forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those indicated in such forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under the “Forward-Looking Statements” below and “Risk Factors” in “Item 1A Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained herein, are forward looking statements. Forward looking statements include, without limitation, statements regarding our results of operations; financial position and performance; liquidity and our ability to fund our business operations and initiatives; capital expenditure and debt service obligations; business strategies, plans and goals, including those related to marketing, acquisitions and expansion of our business; product approvals and plans; industry trends; general economic conditions, including inflation, interest rates and other pricing pressures that could impact our operating margins; expectations regarding consumer behaviors and trends; our culture and operating philosophy; human resource management; arrangements with and delivery of our services to the customers; conversion of backlog; dividend policy; legal proceedings; and our objectives for future operations. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” “likely,” “opportunity,” “may,” “could,” “outlook,” “can,” “trend,” “might,” “drives,” “hope,” “potential,” “project,” “predict,” and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based largely on our current expectations and projections about future events and financial or other trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Any forward-looking statement speaks only as of the date it is made. These forward-looking statements are subject to inherent uncertainties, risks, changes in circumstances and other factors that are difficult to predict. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and our financial condition and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In other words, these statements are not guarantees of future performance and inherently involve a wide range of risks and uncertainties that are difficult to predict. We caution you therefore against relying on these forward-looking statements. Some of the factors that could cause actual results to differ from our expectations include regional, national, and global political, economic, business, competitive, market and regulatory conditions, and the other factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in “Item 1A Risk Factors,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk.”
We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and “Part II – Other Information, Item 1A Risk Factors” herein.
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
We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 6,300 employees across 46 countries as of March 31, 2026, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.
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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $618.4 million and $500.0 million for the three months ended March 31, 2026 and 2025, respectively.
Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of March 31, 2026, our backlog increased by $83.2 million, or 2.9%, to $2,929.2 million compared to $2,846.0 million as of March 31, 2025. Included within backlog as of March 31, 2026 was approximately $1,930.0 million to $1,950.0 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.
The effect of foreign currency adjustments on backlog was as follows: unfavorable foreign currency adjustments of $3.7 million for the three months ended March 31, 2026 and favorable foreign currency adjustments of $6.9 million for the three months ended March 31, 2025.
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

	Three Months Ended March 31,
	2026	2025
U.S. Dollars per Euro:	1.17	1.05
Results of Operations
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,
(Amounts in thousands, except percentages)	2026	2025	Change	% Change
Revenue, net	$706,604	$558,570	$148,034	26.5%
Direct service costs, excluding depreciation and amortization	198,274	177,816	20,458	11.5%
Reimbursed out-of-pocket expenses	312,004	202,404	109,600	54.1%
Total direct costs	510,278	380,220	130,058	34.2%
Selling, general and administrative	47,917	57,897	(9,980)	(17.2)%
Depreciation	6,751	6,694	57	0.9%
Amortization	155	236	(81)	(34.3)%
Total operating expenses	565,101	445,047	120,054	27.0%
Income from operations	141,503	113,523	27,980
Miscellaneous income (expense), net	971	(1,816)	2,787
Interest income, net	5,117	6,463	(1,346)
Income before income taxes	147,591	118,170	29,421
Income tax provision	23,721	3,575	20,146
Net income	$123,870	$114,595	$9,275
Total revenue
Total revenue increased by $148.0 million, to $706.6 million for the three months ended March 31, 2026, from $558.6 million for the three months ended March 31, 2025. The increase for the three months ended March 31, 2026 was primarily driven by growth within the Metabolic, Oncology, Central Nervous System and AVAI therapeutic areas, compared to the same period in the prior year.
Total direct costs
Total direct costs increased by $130.1 million, to $510.3 million for the three months ended March 31, 2026, from $380.2 million for the three months ended March 31, 2025. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased $109.6 million for the three months ended March 31, 2026, compared to the same period in the prior year. The higher personnel costs portion increased by $20.7 million for the three months ended March 31, 2026, compared to the same period in the prior year.
Selling, general and administrative
Selling, general and administrative expenses decreased by $10.0 million, to $47.9 million for the three months ended March 31, 2026, from $57.9 million for the three months ended March 31, 2025. The decrease was primarily attributed to a decrease in stock-based compensation expense of $11.9 million, partially offset by higher personnel costs, excluding stock-

based compensation expense, to support the growth in service activities of $1.5 million for the three months ended March 31, 2026, compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense of $6.9 million for the three months ended March 31, 2026, remained relatively consistent with $6.9 million for the three months ended March 31, 2025.
Miscellaneous income (expense), net
Miscellaneous income (expense), net changed by $2.8 million, to $1.0 million of income for the three months ended March 31, 2026, from $1.8 million of expense for the three months ended March 31, 2025. The change was mainly attributable to foreign exchange gains or losses, such as those that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries and from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment, and third-party investment gains or losses, compared to the same period in the prior year.
Interest income, net
Interest income, net decreased by $1.3 million, to $5.1 million for the three months ended March 31, 2026, from $6.5 million for the three months ended March 31, 2025. This was mainly attributable to decreased interest income on Cash and cash equivalents, compared to the same period in the prior year.
Income tax provision
Income tax provision increased by $20.1 million, to $23.7 million for the three months ended March 31, 2026, from $3.6 million for the three months ended March 31, 2025. The overall effective tax rate for the three months ended March 31, 2026 was 16.1%, compared to an overall effective tax rate of 3.0% for the three months ended March 31, 2025. The increase in the income tax provision was primarily attributable to a decrease in excess tax benefits recognized from share-based compensation and an increase in pre-tax book income compared to the same period in the prior year. The increase in the overall effective tax rate was primarily attributable to a decrease in excess tax benefits recognized from share-based compensation compared to the same period in the prior year.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Where relevant, the Company has reflected any material items that were enacted in the condensed consolidated financial statements for the three months ended March 31, 2026.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $10.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”). All $10.0 million of the line of credit is available for borrowing as of March 31, 2026. As of March 31, 2026, we had cash and cash equivalents of $652.7 million which increased from $497.0 million as of December 31, 2025. Approximately $21.7 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of March 31, 2026.
Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, including additional lease commitments, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of March 31, 2026, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue decreased by 83 basis points to 0.96% in the three months ended March 31, 2026, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt.

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

	Three Months Ended March 31,
Cash Flows (Amounts in thousands)	2026	2025
Net cash provided by operating activities	$151,788	$125,836
Net cash used in investing activities	(6,748)	(9,987)
Net cash provided by (used in) financing activities	12,670	(345,966)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,078)	2,117
Increase (decrease) in cash, cash equivalents and restricted cash	$155,632	$(228,000)
Cash Flow from Operating Activities
Cash flows from operations are driven mainly by net income, deferred income tax provision, depreciation, noncash lease expense, stock-based compensation expense and net movement in accounts receivable and unbilled, net, other assets and liabilities, net, lease liabilities, and advanced billings. Accounts receivable and unbilled, net and advanced billings fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities was $151.8 million for the three months ended March 31, 2026 beginning with net income of $123.9 million. Adjustments to reconcile net income to net cash provided by operating activities were $36.6 million, primarily related to deferred income tax provision of $18.5 million, depreciation of $6.8 million, noncash lease expense of $5.8 million and stock based compensation expense of $4.9 million. Changes in operating assets and liabilities used $8.7 million in operating cash flows and was primarily driven by changes in other assets and liabilities, net of $10.2 million and decreased lease liabilities of $5.3 million, partially offset by decreased accounts receivable and unbilled, net of $7.8 million and increased advanced billings of $2.0 million.
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
Cash Flow from Investing Activities
Net cash used in investing activities was $6.7 million for the three months ended March 31, 2026 primarily consisting of property and equipment expenditures.
Net cash used in investing activities was $10.0 million for the three months ended March 31, 2025 primarily consisting of property and equipment expenditures.
Cash Flow from Financing Activities
Net cash provided by financing activities was $12.7 million for the three months ended March 31, 2026 related to proceeds from stock option exercises.
Net cash used in financing activities was $346.0 million for the three months ended March 31, 2025 primarily related to $371.9 million in repurchases of common stock, partially offset by proceeds from stock option exercises of $25.9 million.

Share Repurchases
In 2022, the Company’s Board of Directors (the "Board") approved a share repurchase program which has been amended several times to increase the aggregate amount of the share repurchase authorization. The Company did not execute any share repurchases during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company repurchased 1,193,011 shares for $389.8 million. As of March 31, 2026, the Company has remaining authorization of $821.7 million under the repurchase program.
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
Indebtedness
As of March 31, 2026, we had no indebtedness. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.
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
There have been no significant changes in the critical accounting policies and estimates as previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Effect of Recent Accounting Pronouncements
Refer to Note 1 of the Condensed Consolidated Financial Statements for management’s discussion of the effect of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.
For more information, please reference “Note 11 – Commitments and Contingencies” in the notes to our condensed consolidated financial statements.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no significant changes from the risk factors previously disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
Date: April 23, 2026