Form 10-Q
period 2026-06-30
Medpace Holdings, Inc.
filed 2026-07-23
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	27,911,655 shares outstanding as of July 17, 2026

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As of
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$502,688	$497,049
Accounts receivable and unbilled, net (includes $2.9 million and $3.5 million with related parties at June 30, 2026 and December 31, 2025, respectively)	441,797	402,078
Prepaid expenses and other current assets	105,800	90,497
Total current assets	1,050,285	989,624
Property and equipment, net	157,114	131,055
Operating lease right-of-use assets	125,849	117,815
Goodwill	662,396	662,396
Intangible assets, net	33,110	33,420
Deferred income taxes	3,231	19,223
Other assets	25,196	21,939
Total assets	$2,057,181	$1,975,472
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.1 million and $0.3 million with related parties at June 30, 2026 and December 31, 2025, respectively)	$37,527	$28,142
Accrued expenses	451,076	408,382
Advanced billings (includes $13.1 million and $12.3 million with related parties at June 30, 2026 and December 31, 2025, respectively)	904,722	854,390
Other current liabilities	42,104	52,834
Total current liabilities	1,435,429	1,343,748
Operating lease liabilities	120,100	113,643
Deferred income tax liability	8,207	1,355
Other long-term liabilities	59,584	57,655
Total liabilities	1,623,320	1,516,401
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at June 30, 2026 and December 31, 2025; 27,910,605 and 28,370,780 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	279	284
Treasury stock - 69,593 and 69,623 shares at June 30, 2026 and December 31, 2025, respectively	(12,151)	(12,156)
Additional paid-in capital	964,183	935,830
Accumulated deficit	(511,368)	(459,981)
Accumulated other comprehensive loss	(7,082)	(4,906)
Total shareholders’ equity	433,861	459,071
Total liabilities and shareholders’ equity	$2,057,181	$1,975,472

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net (includes $4.7 million and $16.9 million with related parties for the three months ended June 30, 2026 and 2025, respectively, and $12.0 million and $30.7 million with related parties for the six months ended June 30, 2026 and 2025, respectively)	$707,331	$603,311	$1,413,935	$1,161,881
Operating expenses:
Direct service costs, excluding depreciation and amortization	202,555	185,826	400,829	363,642
Reimbursed out-of-pocket expenses	303,139	237,472	615,143	439,876
Total direct costs	505,694	423,298	1,015,972	803,518
Selling, general and administrative	48,103	46,664	96,020	104,561
Depreciation	6,555	6,777	13,306	13,471
Amortization	155	237	310	473
Total operating expenses	560,507	476,976	1,125,608	922,023
Income from operations	146,824	126,335	288,327	239,858
Other income (expense), net:
Miscellaneous (expense) income, net	(147)	(2,875)	824	(4,691)
Interest income, net	4,986	1,078	10,103	7,541
Total other income (expense), net	4,839	(1,797)	10,927	2,850
Income before income taxes	151,663	124,538	299,254	242,708
Income tax provision	30,301	34,278	54,022	37,853
Net income	$121,362	$90,260	$245,232	$204,855
Net income per share attributable to common shareholders:
Basic	$4.31	$3.16	$8.66	$6.95
Diluted	$4.25	$3.10	$8.53	$6.79
Weighted average common shares outstanding:
Basic	28,174	28,601	28,308	29,489
Diluted	28,554	29,143	28,761	30,165
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$121,362	$90,260	$245,232	$204,855
Other comprehensive income (loss)
Foreign currency translation adjustments, net of taxes	39	5,967	(2,176)	9,089
Comprehensive income	$121,401	$96,227	$243,056	$213,944
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2024	$306	$(12,235)	$844,050	$8,167	$(14,743)	$825,545
Net income				114,595		114,595
Foreign currency translation					3,122	3,122
Stock-based compensation expense			16,892			16,892
Stock options exercised	4		25,941			25,945
Repurchases of common stock	(12)			(392,478)		(392,490)
BALANCE — March 31, 2025	$298	$(12,235)	$886,883	$(269,716)	$(11,621)	$593,609
Net income				90,260		90,260
Foreign currency translation					5,967	5,967
Stock-based compensation expense			5,951			5,951
Stock options exercised			340			340
Repurchases of common stock	(17)			(523,759)		(523,776)
BALANCE — June 30, 2025	$281	$(12,235)	$893,174	$(703,215)	$(5,654)	$172,351

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2025	$284	$(12,156)	$935,830	$(459,981)	$(4,906)	$459,071
Net income				123,870		123,870
Foreign currency translation					(2,215)	(2,215)
Stock-based compensation expense			4,918			4,918
Stock options exercised	2		12,668			12,670
BALANCE — March 31, 2026	$286	$(12,156)	$953,416	$(336,111)	$(7,121)	$598,314
Net income				121,362		121,362
Foreign currency translation					39	39
Stock-based compensation expense			4,348			4,348
Stock options exercised		5	6,419			6,424
Repurchases of common stock	(7)			(296,619)		(296,626)
BALANCE — June 30, 2026	$279	$(12,151)	$964,183	$(511,368)	$(7,082)	$433,861
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$245,232	$204,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,306	13,471
Amortization	310	473
Stock-based compensation expense	9,266	22,843
Noncash lease expense	11,902	11,687
Deferred income tax provision	22,824	34,856
Other	255	(520)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(39,361)	(81,980)
Prepaid expenses and other current assets	(15,949)	(33,130)
Accounts payable	(45)	12,021
Accrued expenses	43,717	12,249
Advanced billings	50,332	98,198
Lease liabilities	(12,357)	(12,615)
Other assets and liabilities, net	(15,633)	(8,046)
Net cash provided by operating activities	313,799	274,362
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(30,725)	(16,107)
Other	92	100
Net cash used in investing activities	(30,633)	(16,007)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	19,094	26,285
Repurchases of common stock	(294,764)	(912,815)
Net cash used in financing activities	(275,670)	(886,530)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,857)	5,069
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,639	(623,106)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	497,049	669,436
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$502,688	$46,330
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2026
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
Share Repurchases
In 2022, the Company’s Board of Directors (the “Board”) approved a share repurchase program which has been amended several times to increase the aggregate amount of the share repurchase authorization. During the three and six months ended June 30, 2026, the Company repurchased 705,616 shares for $294.7 million. During the three and six months ended June 30, 2025, the Company repurchased 1,754,264 shares and 2,947,275 shares for $518.5 million and $908.4 million, respectively. As of June 30, 2026, the Company has remaining authorization of $527.0 million under the repurchase program.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except for earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income available to common shareholders	$121,362	$90,260	$245,232	$204,855

Denominator:
Basic weighted-average common shares outstanding	28,174	28,601	28,308	29,489
Effect of diluted shares	380	542	453	676
Diluted weighted-average common shares outstanding	28,554	29,143	28,761	30,165

Earnings per common share:
Net income per common share—Basic	$4.31	$3.16	$8.66	$6.95
Net income per common share—Diluted	$4.25	$3.10	$8.53	$6.79
For the three and six months ended June 30, 2026, the computation of diluted EPS excludes the effect of (in thousands) 0.5 stock options due to each respective period’s average fair value of the Company’s common stock not exceeding the exercise prices. For the three and six months ended June 30, 2025, the computation of diluted EPS excludes the effect of (in thousands) 205.3 and 198.0 stock options, respectively, due to each respective period’s average fair value of the Company’s common stock not exceeding the exercise prices.
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
The Company does not have material recurring fair value measurements as of June 30, 2026 and December 31, 2025. There were no material transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2026 and 2025.
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
Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Accounts receivable	$420,560	$376,755
Unbilled receivables	21,265	25,352
Less: allowance for doubtful accounts	(28)	(29)
Total accounts receivable and unbilled, net	$441,797	$402,078
Contract Liabilities
Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.
Advanced billings consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Advanced billings	$904,722	$854,390
As of June 30, 2026 and December 31, 2025, the Company had approximately $3.5 billion and $3.6 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	$145,051	$145,051
Accumulated amortization:
Customer relationships	(143,587)	(143,277)
Total finite-lived intangible assets, net	1,464	1,774
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$33,110	$33,420
As of June 30, 2026, estimated amortization expense of the Company’s intangible assets for each of the remaining years is as follows (in thousands):

Amortization
Remainder of 2026	$310
2027	577
2028	577
$1,464
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Employee compensation and benefits	$79,428	$80,139
Project related reimbursable expenses	356,929	316,013
Other	14,719	12,230
Total accrued expenses	$451,076	$408,382
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
On July 17, 2025, the Company entered into Amendment No. 9 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the Credit Facility to up to $10.0 million. The Credit Facility expires April 30, 2027 and bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) plus 100 basis points (1.00%) or the highest of the Prime Rate, the sum of the Overnight Bank Funding Rate plus 50 basis points (0.50%) and the sum of Daily Simple SOFR plus 100 basis points (1.00%). As of June 30, 2026 and December 31, 2025, the Company had no indebtedness under the Credit Facility.

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
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$8,041	$7,688	$15,783	$15,753
Variable lease cost	$3,430	$2,819	$6,820	$5,831
Supplemental cash flow information related to the leases was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,820	$13,023

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20,892	$8,202
Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Operating lease right-of-use assets - related parties	$65,371	$68,416
Operating lease right-of-use assets - non-related parties	60,478	49,399
Operating lease right-of-use assets	$125,849	$117,815

Other current liabilities - related parties	7,232	6,915
Other current liabilities - non-related parties	16,780	16,294
Other current liabilities	$24,012	$23,209

Operating lease liabilities - related parties	73,625	77,344
Operating lease liabilities - non-related parties	46,475	36,299
Operating lease liabilities	120,100	113,643
Total operating lease liabilities	$144,112	$136,852

Weighted Average Remaining Lease Term (years)
Operating leases	9.0	9.1
Weighted Average Discount Rate
Operating leases	5.7%	5.7%

Lease payments due related to lease liabilities as of June 30, 2026 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
Remainder of 2026	$5,928	$9,223	$15,151
2027	10,839	18,469	29,308
2028	8,609	13,549	22,158
2029	8,824	10,258	19,082
2030	9,045	6,827	15,872
Later years	73,800	14,141	87,941
Total lease payments	117,045	72,467	189,512
Less: imputed interest	(36,188)	(9,212)	(45,400)
Total	$80,857	$63,255	$144,112
(9) Shareholders’ Equity and Stock-Based Compensation
The Company granted 205,770 awards to employees under the 2016 Amended and Restated Incentive Award Plan during the six months ended June 30, 2026, consisting of 104,350 RSU and 56,420 stock options having five year vesting schedules and 15,000 RSU and 30,000 stock options having two year vesting schedules. The Company granted an additional 6,660 stock option awards to non-employee directors under the 2016 Amended and Restated Incentive Award Plan during the six months ended June 30, 2026. These awards are scheduled to vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.
Award Activity
The following table sets forth the Company’s stock option activity:

	Six Months Ended June 30, 2026
	Stock Options	Weighted Average Exercise Price
Outstanding - beginning of period	618,681	$211.29
Granted	93,080	$410.92
Exercised	(136,377)	$141.02
Cancelled/Forfeited/Expired	(10,857)	$329.77
Outstanding - end of period	564,527	$259.14

Exercisable - end of period	425,041	$216.01
The following table sets forth the Company’s RSA/RSU activity:

Six Months Ended June 30, 2026
Shares/Units
Outstanding and unvested - beginning of period	324,517
Granted	119,350
Vested	(109,352)
Forfeited	(22,680)
Outstanding and unvested - end of period	311,835

Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock-based compensation awards is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total direct costs	$2,814	$3,420	$5,815	$6,447
Selling, general and administrative	1,534	2,531	3,451	16,396
Total stock-based compensation expense	$4,348	$5,951	$9,266	$22,843
(10) Income Taxes
The Company’s effective income tax rate was 20.0% and 27.5% for the three months ended June 30, 2026 and 2025, respectively. The Company's effective income tax rate was 18.1% and 15.6% for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective income tax rate for the three months ended June 30, 2026 varied from the U.S. statutory rate of 21% primarily due to the impact of the state taxes which was favorably offset by excess tax benefits recognized from share-based compensation, tax benefits related to Foreign Derived Deduction Eligible Income and benefits from uncertain tax positions. The Company’s effective income tax rate for the six months ended June 30, 2026 varied from the U.S. statutory rate of 21% due to the impact of state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Deduction Eligible Income.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Where relevant, the Company has reflected any material items that were enacted in the condensed consolidated financial statements for the three and six months ended June 30, 2026.
(11) Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of June 30, 2026 and December 31, 2025. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of June 30, 2026.
On April 6, 2026, Jan Durbin filed a class action complaint in the United States District Court for the Southern District of Ohio (Case No. 1:26-cv-00346) against Medpace Holdings, Inc., August J. Troendle, Jesse J. Geiger, and Kevin M. Brady alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated under Section 10(b). Plaintiff alleges that defendants made materially false and misleading statements related to the Company’s book-to-bill ratio to deceive the market in violation of the Exchange Act. Plaintiff seeks unspecified damages, interest, attorneys’ fees, expert fees and other costs. A liability has not been recognized related to this matter because any potential loss is not currently probable or reasonably estimable.
On June 22, 2026, Stephen Bushansky filed a complaint in the United States District Court for the Southern District of Ohio (Case No. 1:26-cv-617) purporting to bring a stockholder derivative action on behalf of the Company against the Company and certain of its current and past officers and directors, namely August J. Troendle, Jesse J. Geiger, Kevin M. Brady, Susan E. Burwig, Stephen P. Ewald, Brian T. Carley, Fred B. Davenport, Jr., Femida H. Gwadry-Sridhar, Robert O. Kraft, Cornelius P. “Neal” McCarthy III, and Dani Zander in connection with the Company’s statements related to its book-to-bill ratio. Plaintiff alleges that the director defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder and are also liable under Section 21D of the Exchange Act which governs the application of any private right of action for contribution asserted pursuant to the federal securities laws. Plaintiff also alleges claims under state law, asserting that defendants breached fiduciary duties, aided and abetted breaches of fiduciary duties and were unjustly enriched. Plaintiff seeks unspecified damages, restitution, disgorgement of profits and other relief. A liability has not been recognized related to this matter because any potential loss is not currently probable or reasonably estimable.

Purchase Commitments
The Company has several minimum purchase commitments for project related supplies and support services totaling $29.4 million as of June 30, 2026. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2030.
(12) Related Party Transactions
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.4 million existed at June 30, 2026 and December 31, 2025, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreement
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $1.2 million and $1.7 million during the three months ended June 30, 2026 and 2025, respectively, and $2.4 million and $3.9 million during the six months ended June 30, 2026 and 2025, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Company had Advanced billings from LIB of $7.9 million and $8.1 million, respectively, in the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025 the Company had Accounts receivable and unbilled, net from LIB of $1.3 million and $1.9 million, respectively, in the condensed consolidated balance sheets.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $3.5 million and $15.1 million during the three months ended June 30, 2026 and 2025, respectively, and $9.6 million and $26.8 million during the six months ended June 30, 2026 and 2025, respectively, in the Company’s condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Company had Advanced billings from CinRx of $5.2 million and $4.3 million, respectively, in the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025 the Company had Accounts receivable and unbilled, net from CinRx of $1.6 million in the condensed consolidated balance sheets.
Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through December 2032 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2026 and 2025 was $0.7 million. Operating lease cost recognized for the six months ended June 30, 2026 and 2025 was $1.4 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2026 and December 31, 2025 were $14.9 million and $15.8 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2026 were $1.9 million and $13.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2025 were $1.8 million and

$14.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2026 and 2025 was $1.4 million. Operating lease cost recognized for the six months ended June 30, 2026 and 2025 was $2.8 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2026 and December 31, 2025 were $47.4 million and $48.4 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2026 were $1.9 million and $59.3 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2025 were $1.8 million and $60.2 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2026 and 2025 was $0.7 million. Operating lease cost recognized for the six months ended June 30, 2026 and 2025 was $1.3 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at June 30, 2026 and December 31, 2025 were $3.1 million and $4.2 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at June 30, 2026 were $2.4 million and $0.6 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2025 were $2.3 million and $1.9 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term, which the Company did not exercise. In the first quarter of 2024, the Company reduced the lease term in connection with a plan to replace the leased office beginning in early 2025. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended June 30, 2026 and 2025 was less than $0.1 million. Operating lease cost recognized for the six months ended June 30, 2026 and 2025 was less than $0.1 million and $0.7 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The current portion of the lease liability at June 30, 2026 was $1.0 million and was recognized in Other current liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2025 were $1.0 million and $0.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by a private aviation charter company controlled by the chief executive officer of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management

Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.4 million and $0.5 million during the three months ended June 30, 2026 and 2025, respectively, and $0.8 million and $0.9 million during the six months ended June 30, 2026 and 2025, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Company had Accounts payable to the Aircraft Management Company of less than $0.1 million and $0.3 million, respectively, in the condensed consolidated balance sheets.

(13) Segment Disclosures
Information about the one reportable segment, significant segment expenses and a reconciliation to condensed consolidated net income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$707,331	$603,311	$1,413,935	$1,161,881
Operating expenses:
Direct service costs, excluding depreciation and amortization - Employee compensation	163,089	147,942	327,692	291,869
Direct service costs, excluding depreciation and amortization - Other segment items (a)	39,466	37,884	73,137	71,773
Reimbursed out-of-pocket expenses	303,139	237,472	615,143	439,876
Total direct costs	505,694	423,298	1,015,972	803,518
Selling, general and administrative	48,103	46,664	96,020	104,561
Depreciation	6,555	6,777	13,306	13,471
Amortization	155	237	310	473
Total operating expenses	560,507	476,976	1,125,608	922,023
Income from operations	146,824	126,335	288,327	239,858
Other income (expense), net:
Miscellaneous (expense) income, net	(147)	(2,875)	824	(4,691)
Interest income, net	4,986	1,078	10,103	7,541
Total other income (expense), net	4,839	(1,797)	10,927	2,850
Income before income taxes	151,663	124,538	299,254	242,708
Income tax provision	30,301	34,278	54,022	37,853
Segment net income	$121,362	$90,260	$245,232	$204,855

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Condensed consolidated net income	$121,362	$90,260	$245,232	$204,855
(a) Direct service costs, excluding depreciation and amortization - Other segment items includes costs related to inventory, leases, project subcontractors and other direct service costs.
Revenue by Category
The following table disaggregates the Company’s revenue by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Therapeutic Area
Metabolic	$219,067	$147,873	$456,625	$295,888
Oncology	209,372	188,558	410,611	359,034
Other	98,279	118,062	191,597	213,898
Central Nervous System	82,858	61,129	163,065	116,030
Cardiology	59,982	58,584	116,243	116,863
AVAI	37,773	29,105	75,794	60,168
Total revenue	$707,331	$603,311	$1,413,935	$1,161,881

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
We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 6,500 employees across 46 countries as of June 30, 2026, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.
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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $795.7 million and $1,414.2 million for the three and six months ended June 30, 2026, respectively. Net new business awards were $620.5 million and $1,120.6 million for the three and six months ended June 30, 2025, respectively.
Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of June 30, 2026, our backlog increased by $140.6 million, or 4.9%, to $3,014.2 million compared to $2,873.6 million as of June 30, 2025. Included within backlog as of June 30, 2026 was approximately $1,950.0 million to $1,970.0 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.
The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $0.1 million for the three months ended June 30, 2026; unfavorable foreign currency adjustments of $3.6 million for the six months ended June 30, 2026; favorable foreign currency adjustments of $14.5 million for the three months ended June 30, 2025; and favorable foreign currency adjustments of $21.4 million for the six months ended June 30, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. Dollars per Euro:	1.16	1.13	1.17	1.09
Results of Operations
Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
(Amounts in thousands, except percentages)	2026	2025	Change	% Change
Revenue, net	$707,331	$603,311	$104,020	17.2%
Direct service costs, excluding depreciation and amortization	202,555	185,826	16,729	9.0%
Reimbursed out-of-pocket expenses	303,139	237,472	65,667	27.7%
Total direct costs	505,694	423,298	82,396	19.5%
Selling, general and administrative	48,103	46,664	1,439	3.1%
Depreciation	6,555	6,777	(222)	(3.3)%
Amortization	155	237	(82)	(34.6)%
Total operating expenses	560,507	476,976	83,531	17.5%
Income from operations	146,824	126,335	20,489
Miscellaneous expense, net	(147)	(2,875)	2,728
Interest income, net	4,986	1,078	3,908
Income before income taxes	151,663	124,538	27,125
Income tax provision	30,301	34,278	(3,977)
Net income	$121,362	$90,260	$31,102

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
(Amounts in thousands, except percentages)	2026	2025	Change	% Change
Revenue, net	$1,413,935	$1,161,881	$252,054	21.7%
Direct service costs, excluding depreciation and amortization	400,829	363,642	37,187	10.2%
Reimbursed out-of-pocket expenses	615,143	439,876	175,267	39.8%
Total direct costs	1,015,972	803,518	212,454	26.4%
Selling, general and administrative	96,020	104,561	(8,541)	(8.2)%
Depreciation	13,306	13,471	(165)	(1.2)%
Amortization	310	473	(163)	(34.5)%
Total operating expenses	1,125,608	922,023	203,585	22.1%
Income from operations	288,327	239,858	48,469
Miscellaneous income (expense), net	824	(4,691)	5,515
Interest income, net	10,103	7,541	2,562
Income before income taxes	299,254	242,708	56,546
Income tax provision	54,022	37,853	16,169
Net income	$245,232	$204,855	$40,377
Total revenue
Total revenue increased by $104.0 million, to $707.3 million for the three months ended June 30, 2026, from $603.3 million for the three months ended June 30, 2025. Total revenue increased by $252.1 million, to $1,413.9 million for the six months ended June 30, 2026, from $1,161.9 million for the six months ended June 30, 2025. The increase for the three and six months ended June 30, 2026 was primarily driven by growth within the Metabolic, Oncology, Central Nervous System and AVAI therapeutic areas, compared to the same periods in the prior year.
Total direct costs
Total direct costs increased by $82.4 million, to $505.7 million for the three months ended June 30, 2026 from $423.3 million for the three months ended June 30, 2025. Total direct costs increased by $212.5 million, to $1,016.0 million for the six months ended June 30, 2026 from $803.5 million for the six months ended June 30, 2025. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased by $65.7 million and $175.3 million for the three and six months ended June 30, 2026, compared to the same periods in the prior year. The higher personnel costs portion increased by $15.1 million and $35.8 million for the three and six months ended June 30, 2026, compared to the same periods in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $1.4 million, to $48.1 million for the three months ended June 30, 2026 from $46.7 million for the three months ended June 30, 2025. Selling, general and administrative expenses decreased by $8.5 million, to $96.0 million for the six months ended June 30, 2026 from $104.6 million for the six months ended June 30, 2025. The increase for the three months ended June 30, 2026 was primarily attributed to higher personnel costs to support the growth in service activities of $0.8 million, compared to the same period in the prior year. The decrease for the six months ended June 30, 2026 was primarily attributed to a decrease in stock-based compensation expense of $12.9 million, partially offset by higher personnel costs, excluding stock-based compensation expense, to support the growth in service activities of $3.3 million, compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense of $6.7 million for the three months ended June 30, 2026, remained relatively consistent with $7.0 million for the three months ended June 30, 2025. Depreciation and amortization expense of $13.6 million for the six months ended June 30, 2026, remained relatively consistent with $13.9 million for the six months ended June 30, 2025.

Miscellaneous income (expense), net
Miscellaneous expense, net decreased by $2.7 million, to $0.1 million for the three months ended June 30, 2026, from $2.9 million for the three months ended June 30, 2025. Miscellaneous income (expense), net changed by $5.5 million, to $0.8 million of income for the six months ended June 30, 2026 from $4.7 million of expense for the six months ended June 30, 2025. These changes were mainly attributable to foreign exchange gains or losses, such as those that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries and from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment, and third-party investment gains or losses, compared to the same periods in the prior year.
Interest income, net
Interest income, net increased by $3.9 million, to $5.0 million for the three months ended June 30, 2026, from $1.1 million for the three months ended June 30, 2025. Interest income, net increased by $2.6 million, to $10.1 million for the six months ended June 30, 2026, from $7.5 million for the six months ended June 30, 2025. These changes were mainly attributable to increased interest income on Cash and cash equivalents, compared to the same periods in the prior year.
Income tax provision
Income tax provision decreased by $4.0 million, to $30.3 million for the three months ended June 30, 2026 from $34.3 million for the three months ended June 30, 2025. Income tax provision increased by $16.2 million, to $54.0 million for the six months ended June 30, 2026 from $37.9 million for the six months ended June 30, 2025. The overall effective tax rate for the three months ended June 30, 2026 was 20.0%, compared to an overall effective tax rate of 27.5% for the three months ended June 30, 2025. The overall effective tax rate for the six months ended June 30, 2026 was 18.1% compared to an overall effective tax rate of 15.6% for the six months ended June 30, 2025. The decrease in the income tax provision and overall effective tax rate for the three months ended June 30, 2026 was primarily attributable to an increase in the estimated tax benefits related to Foreign Derived Deduction Eligible Income, and an increase in the benefit of uncertain tax positions which was partially offset by an increase in pre-tax book income compared to the same period in the prior year. The increase in the income tax provision and overall effective tax rate for the six months ended June 30, 2026 was primarily attributable to an increase in pre-tax book income and a decrease in excess tax benefits recognized from share-based compensation, which was partially offset by an increase in the estimated tax benefits related to Foreign Derived Deduction Eligible Income compared to the same period in the prior year.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Where relevant, the Company has reflected any material items that were enacted in the condensed consolidated financial statements for the three and six months ended June 30, 2026.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $10.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”). All $10.0 million of the line of credit is available for borrowing as of June 30, 2026. As of June 30, 2026, we had cash and cash equivalents of $502.7 million which increased from $497.0 million as of December 31, 2025. Approximately $26.3 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of June 30, 2026.
Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, including additional lease commitments, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of June 30, 2026, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue increased by 78 basis points to 2.17% in the six months ended June 30, 2026, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings.

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

	Six Months Ended June 30,
Cash Flows (Amounts in thousands)	2026	2025
Net cash provided by operating activities	$313,799	$274,362
Net cash used in investing activities	(30,633)	(16,007)
Net cash used in financing activities	(275,670)	(886,530)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,857)	5,069
Increase (decrease) in cash, cash equivalents, and restricted cash	$5,639	$(623,106)
Cash Flow from Operating Activities
Cash flows from operations are driven mainly by net income, deferred income tax provision, depreciation, noncash lease expense, stock-based compensation expense and net movement in advanced billings, accrued expenses, accounts receivable and unbilled, net, prepaid expenses and other current assets, lease liabilities and other assets and liabilities, net. Advanced billings and accounts receivable and unbilled, net fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities was $313.8 million for the six months ended June 30, 2026 beginning with net income of $245.2 million. Adjustments to reconcile net income to net cash provided by operating activities were $57.9 million, primarily related to deferred income tax provision of $22.8 million, depreciation of $13.3 million, noncash lease expense of $11.9 million and stock-based compensation expense of $9.3 million. Changes in operating assets and liabilities provided $10.7 million in operating cash flows and was primarily driven by increased advanced billings of $50.3 million and increased accrued expenses of $43.7 million, partially offset by increased accounts receivable and unbilled, net of $39.4 million, increased prepaid expenses and other current assets of $15.9 million, changes in other assets and liabilities, net of $15.6 million and decreased lease liabilities of $12.4 million.
Net cash flows provided by operating activities was $274.4 million for the six months ended June 30, 2025 beginning with net income of $204.9 million. Adjustments to reconcile net income to net cash provided by operating activities were $82.8 million, primarily related to deferred income tax provision of $34.9 million, stock-based compensation expense of $22.8 million, depreciation of $13.5 million and noncash lease expense of $11.7 million. Changes in operating assets and liabilities used $13.3 million in operating cash flows and was primarily driven by increased accounts receivable and unbilled, net of $82.0 million and increased prepaid expenses and other current assets of $33.1 million, partially offset by increased advanced billings of $98.2 million.
Cash Flow from Investing Activities
Net cash used in investing activities was $30.6 million for the six months ended June 30, 2026 primarily consisting of property and equipment expenditures.
Net cash used in investing activities was $16.0 million for the six months ended June 30, 2025 primarily consisting of property and equipment expenditures.
Cash Flow from Financing Activities
Net cash used in financing activities was $275.7 million for the six months ended June 30, 2026 primarily related to $294.8 million in repurchases of common stock, partially offset by proceeds from stock option exercises of $19.1 million.
Net cash used in financing activities was $886.5 million for the six months ended June 30, 2025 primarily related to $912.8 million in repurchases of common stock, partially offset by proceeds from stock option exercises of $26.3 million.

Share Repurchases
In 2022, the Company’s Board of Directors (the “Board”) approved a share repurchase program which has been amended several times to increase the aggregate amount of the share repurchase authorization. During the three and six months ended June 30, 2026, the Company repurchased 705,616 shares for $294.7 million. During the three and six months ended June 30, 2025, the Company repurchased 1,754,264 shares and 2,947,275 shares for $518.5 million and $908.4 million, respectively. As of June 30, 2026, the Company has remaining authorization of $527.0 million under the repurchase program.

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
Indebtedness
As of June 30, 2026, we had no indebtedness. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.
For more information, please reference “Note 11 - Commitments and Contingencies” in the notes to our condensed consolidated financial statements.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no significant changes from the risk factors previously disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
This table provides certain information with respect to our monthly repurchases of the Company’s common stock during the second quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1, 2026, through April 30, 2026	153,405	$408.45	11,675,926	$759,063,164
May 1, 2026, through May 31, 2026	552,211	$420.27	12,228,137	$526,985,940
Total	705,616	$417.70	12,228,137
All share repurchases were made using cash resources and executed pursuant to established Rule 10b5-1 trading plans. Our share repurchases may occur through open market purchases or negotiated transactions. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
We returned $294.7 million to shareholders in the form of share repurchases in the second quarter of fiscal year 2026. Refer to Note 1 – Basis of Presentation of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.
Use of Proceeds from Registered Securities
Not applicable.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

	Action	Date	Trading Arrangement		Total Shares to be Purchased or Sold	Duration/Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Stephen P. Ewald, General Counsel and Corporate Secretary	Adopt	April 27, 2026 [1]		X	Up to 16,349 shares to be sold	The earlier of until cancelled or 180 days from the placement of the limit order
Brad W. Hansman, Executive Vice President, Operations	Adopt	June 3, 2026 [2]		X	Up to 350 shares to be sold	The earlier of until cancelled or 180 days from the placement of the limit order
Brad W. Hansman, Executive Vice President, Operations	Terminate	June 4, 2026 [3]		X	Up to 350 shares to be sold	The earlier of until cancelled or 180 days from the placement of the limit order

*	Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**	Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
[1] On April 27, 2026, Mr. Ewald placed a limit order to sell up to 16,349 shares issued to him pursuant to his contemporaneous exercise of stock options.
[2] On June 3, 2026, Mr. Hansman placed a limit order to sell up to 350 shares.
[3] On June 4, 2026, Mr. Hansman terminated the limit order originally adopted on June 3, 2026.
Item 6. Exhibits
The exhibits in the accompanying Exhibit Index preceding the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	001-37856	3.1	5/19/2026

3.2	Third Amended and Restated Bylaws	8-K	001-37856	3.2	5/19/2026

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDPACE HOLDINGS, INC.

/s/ Kevin M. Brady
Kevin M. Brady
Chief Financial Officer (Principal Financial Officer)
Date: July 23, 2026