Form 10-Q
period 2026-09-30
Medpace Holdings, Inc.
filed 2026-10-22
CIK 1668397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	27,971,686 shares outstanding as of October 16, 2026

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share amounts)	As of
	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$705,315	$497,049
Accounts receivable and unbilled, net (includes $2.9 million and $3.5 million with related parties at September 30, 2026 and December 31, 2025, respectively)	447,642	402,078
Prepaid expenses and other current assets	92,043	90,497
Total current assets	1,245,000	989,624
Property and equipment, net	175,004	131,055
Operating lease right-of-use assets	152,549	117,815
Goodwill	662,396	662,396
Intangible assets, net	32,955	33,420
Deferred income taxes	3,272	19,223
Other assets	31,419	21,939
Total assets	$2,302,595	$1,975,472
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $0.3 million with related parties at September 30, 2026 and December 31, 2025)	$43,682	$28,142
Accrued expenses	443,331	408,382
Advanced billings (includes $12.2 million and $12.3 million with related parties at September 30, 2026 and December 31, 2025, respectively)	961,855	854,390
Other current liabilities	47,229	52,834
Total current liabilities	1,496,097	1,343,748
Operating lease liabilities	146,041	113,643
Deferred income tax liability	13,657	1,355
Other long-term liabilities	61,861	57,655
Total liabilities	1,717,656	1,516,401
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par-value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock - $0.01 par-value; 250,000,000 shares authorized at September 30, 2026 and December 31, 2025; 27,966,686 and 28,370,780 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	280	284
Treasury stock - 69,593 and 69,623 shares at September 30, 2026 and December 31, 2025, respectively	(12,151)	(12,156)
Additional paid-in capital	978,282	935,830
Accumulated deficit	(373,573)	(459,981)
Accumulated other comprehensive loss	(7,899)	(4,906)
Total shareholders’ equity	584,939	459,071
Total liabilities and shareholders’ equity	$2,302,595	$1,975,472

See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net (includes $3.8 million and $12.2 million with related parties for the three months ended September 30, 2026 and 2025, respectively, and $15.8 million and $42.9 million with related parties for the nine months ended September 30, 2026 and 2025, respectively)	$716,000	$659,903	$2,129,935	$1,821,784
Operating expenses:
Direct service costs, excluding depreciation and amortization	204,851	186,335	605,680	549,977
Reimbursed out-of-pocket expenses	287,264	276,629	902,407	716,505
Total direct costs	492,115	462,964	1,508,087	1,266,482
Selling, general and administrative	51,765	48,082	147,785	152,643
Depreciation	6,425	6,813	19,731	20,284
Amortization	155	236	465	709
Total operating expenses	550,460	518,095	1,676,068	1,440,118
Income from operations	165,540	141,808	453,867	381,666
Other income, net:
Miscellaneous income (expense), net	17	(489)	841	(5,180)
Interest income, net	5,349	1,517	15,452	9,058
Total other income, net	5,366	1,028	16,293	3,878
Income before income taxes	170,906	142,836	470,160	385,544
Income tax provision	33,446	31,701	87,468	69,554
Net income	$137,460	$111,135	$382,692	$315,990
Net income per share attributable to common shareholders:
Basic	$4.92	$3.95	$13.58	$10.88
Diluted	$4.84	$3.86	$13.37	$10.64
Weighted average common shares outstanding:
Basic	27,940	28,136	28,184	29,033
Diluted	28,372	28,817	28,630	29,710
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$137,460	$111,135	$382,692	$315,990
Other comprehensive (loss) income
Foreign currency translation adjustments, net of taxes	(817)	2	(2,993)	9,091
Comprehensive income	$136,643	$111,137	$379,699	$325,081
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(Amounts in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2024	$306	$(12,235)	$844,050	$8,167	$(14,743)	$825,545
Net income				114,595		114,595
Foreign currency translation					3,122	3,122
Stock-based compensation expense			16,892			16,892
Stock options exercised	4		25,941			25,945
Repurchases of common stock	(12)			(392,478)		(392,490)
BALANCE — March 31, 2025	$298	$(12,235)	$886,883	$(269,716)	$(11,621)	$593,609
Net income				90,260		90,260
Foreign currency translation					5,967	5,967
Stock-based compensation expense			5,951			5,951
Stock options exercised			340			340
Repurchases of common stock	(17)			(523,759)		(523,776)
BALANCE — June 30, 2025	$281	$(12,235)	$893,174	$(703,215)	$(5,654)	$172,351
Net income				111,135		111,135
Foreign currency translation					2	2
Stock-based compensation expense			6,323			6,323
Stock options exercised	1		7,986			7,987
Repurchases of common stock				(4,157)		(4,157)
BALANCE — September 30, 2025	$282	$(12,235)	$907,483	$(596,237)	$(5,652)	$293,641

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE — December 31, 2025	$284	$(12,156)	$935,830	$(459,981)	$(4,906)	$459,071
Net income				123,870		123,870
Foreign currency translation					(2,215)	(2,215)
Stock-based compensation expense			4,918			4,918
Stock options exercised	2		12,668			12,670
BALANCE — March 31, 2026	$286	$(12,156)	$953,416	$(336,111)	$(7,121)	$598,314
Net income				121,362		121,362
Foreign currency translation					39	39
Stock-based compensation expense			4,348			4,348
Stock options exercised		5	6,419			6,424
Repurchases of common stock	(7)			(296,619)		(296,626)
BALANCE — June 30, 2026	$279	$(12,151)	$964,183	$(511,368)	$(7,082)	$433,861
Net income				137,460		137,460
Foreign currency translation					(817)	(817)
Stock-based compensation expense			7,604			7,604
Stock options exercised	1		6,495			6,496
Repurchases of common stock				335		335
BALANCE — September 30, 2026	$280	$(12,151)	$978,282	$(373,573)	$(7,899)	$584,939
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$382,692	$315,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,731	20,284
Amortization	465	709
Stock-based compensation expense	16,870	29,166
Noncash lease expense	18,063	17,329
Deferred income tax provision	28,220	63,366
Other	669	(433)
Changes in assets and liabilities:
Accounts receivable and unbilled, net	(45,148)	(77,119)
Prepaid expenses and other current assets	(2,576)	(15,607)
Accounts payable	1,469	1,296
Accrued expenses	36,101	57,521
Advanced billings	107,465	123,743
Lease liabilities	(17,807)	(18,131)
Other assets and liabilities, net	(15,818)	2,457
Net cash provided by operating activities	530,396	520,571
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment expenditures	(50,886)	(26,820)
Other	115	153
Net cash used in investing activities	(50,771)	(26,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	25,590	34,272
Repurchases of common stock	(294,764)	(917,389)
Net cash used in financing activities	(269,174)	(883,117)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2,185)	5,128
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	208,266	(384,085)
CASH AND CASH EQUIVALENTS — Beginning of period	497,049	669,436
CASH AND CASH EQUIVALENTS — End of period	$705,315	$285,351
See notes to condensed consolidated financial statements.

MEDPACE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2026
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
Share Repurchases
In 2022, the Company’s Board of Directors (the “Board”) approved a share repurchase program which has been amended several times to increase the aggregate amount of the share repurchase authorization. The Company did not execute any share repurchases during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased 705,616 shares for $294.7 million. During the three and nine months ended September 30, 2025, the Company repurchased 14,649 shares and 2,961,924 shares for $4.5 million and $912.9 million, respectively. As of September 30, 2026, the Company has remaining authorization of $527.0 million under the repurchase program.
Effective October 20, 2026, the Board approved the termination of the current share repurchase authorization and approved a new share repurchase authorization of up to $1.0 billion.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except for earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income available to common shareholders	$137,460	$111,135	$382,692	$315,990

Denominator:
Basic weighted-average common shares outstanding	27,940	28,136	28,184	29,033
Effect of diluted shares	432	681	446	677
Diluted weighted-average common shares outstanding	28,372	28,817	28,630	29,710

Earnings per common share:
Net income per common share—Basic	$4.92	$3.95	$13.58	$10.88
Net income per common share—Diluted	$4.84	$3.86	$13.37	$10.64
For the three and nine months ended September 30, 2026, the computation of diluted EPS excludes the effect of (in thousands) 0.5 and 2.4 stock options, respectively, due to each respective period’s average fair value of the Company’s common stock not exceeding the exercise prices. For the nine months ended September 30, 2025, the computation of diluted EPS excludes the effect of (in thousands) 78.1 stock options due to the period’s average fair value of the Company’s common stock not exceeding the exercise prices.

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
The Company does not have material recurring fair value measurements as of September 30, 2026 and December 31, 2025. There were no material transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2026 and 2025.
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
Accounts receivable and unbilled, net consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Accounts receivable	$419,841	$376,755
Unbilled receivables	27,829	25,352
Less: allowance for doubtful accounts	(28)	(29)
Total accounts receivable and unbilled, net	$447,642	$402,078
Contract Liabilities
Advanced billings represent cash received from customers, or billed amounts per an agreed upon payment schedule, in advance of services being performed or revenue being recognized.
Advanced billings consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Advanced billings	$961,855	$854,390
As of September 30, 2026 and December 31, 2025, the Company had approximately $3.8 billion and $3.6 billion of performance obligations remaining to be performed for active projects.

(5) Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Intangible assets:
Finite-lived intangible assets:
Carrying amount:
Customer relationships	$145,051	$145,051
Accumulated amortization:
Customer relationships	(143,742)	(143,277)
Total finite-lived intangible assets, net	1,309	1,774
Trade name (indefinite-lived)	31,646	31,646
Total intangible assets, net	$32,955	$33,420
As of September 30, 2026, estimated amortization expense of the Company’s intangible assets for each of the remaining years is as follows (in thousands):

Amortization
Remainder of 2026	$155
2027	577
2028	577
$1,309
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Employee compensation and benefits	$98,471	$80,139
Project related reimbursable expenses	329,944	316,013
Other	14,916	12,230
Total accrued expenses	$443,331	$408,382
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
On July 17, 2025, the Company entered into Amendment No. 9 to the Loan Agreement, which changed the aggregate principal amount that may be borrowed under the Credit Facility to up to $10.0 million. The Credit Facility expires April 30, 2027 and bears interest at a rate of the sum of The Secured Overnight Financing Rate (SOFR) plus 100 basis points (1.00%) or the highest of the Prime Rate, the sum of the Overnight Bank Funding Rate plus 50 basis points (0.50%) and the sum of Daily Simple SOFR plus 100 basis points (1.00%). As of September 30, 2026 and December 31, 2025, the Company had no indebtedness under the Credit Facility.

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
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$8,144	$7,672	$23,927	$23,425
Variable lease cost	$3,432	$3,282	$10,252	$9,113
Supplemental cash flow information related to the leases was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,537	$18,738

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$53,331	$8,285
Supplemental balance sheet information related to the leases was as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Operating lease right-of-use assets - related parties	$90,550	$68,416
Operating lease right-of-use assets - non-related parties	61,999	49,399
Operating lease right-of-use assets	$152,549	$117,815

Other current liabilities - related parties	6,609	6,915
Other current liabilities - non-related parties	18,808	16,294
Other current liabilities	$25,417	$23,209

Operating lease liabilities - related parties	99,233	77,344
Operating lease liabilities - non-related parties	46,808	36,299
Operating lease liabilities	146,041	113,643
Total operating lease liabilities	$171,458	$136,852

Weighted Average Remaining Lease Term (years)
Operating leases	9.3	9.1
Weighted Average Discount Rate
Operating leases	5.7%	5.7%

Lease payments due related to lease liabilities as of September 30, 2026 were as follows (in thousands):

	Related Party Operating Leases	Non-Related Parties Operating Leases	Total Operating Leases
Remainder of 2026	$3,238	$5,313	$8,551
2027	12,526	20,172	32,698
2028	12,198	15,605	27,803
2029	12,413	12,059	24,472
2030	12,634	7,251	19,885
Later years	98,027	14,250	112,277
Total lease payments	151,036	74,650	225,686
Less: imputed interest	(45,194)	(9,034)	(54,228)
Total	$105,842	$65,616	$171,458
As of September 30, 2026, we have an additional lease with contractual obligations, which have not yet commenced, with future payments of $0.4 million.
(9) Shareholders’ Equity and Stock-Based Compensation
The Company granted 214,526 awards to employees under the 2016 Amended and Restated Incentive Award Plan during the nine months ended September 30, 2026, consisting of 111,158 RSU and 58,368 stock options having five year vesting schedules and 15,000 RSU and 30,000 stock options having two year vesting schedules. The Company granted an additional 6,660 stock option awards to non-employee directors under the 2016 Amended and Restated Incentive Award Plan during the nine months ended September 30, 2026. These awards are scheduled to vest on the earlier of (a) the day immediately preceding the date of the first annual meeting following the date of grant and (b) the first anniversary of the date of grant, subject to the non-employee director continuing in service through the applicable vesting date.
Award Activity
The following table sets forth the Company’s stock option activity:

	Nine Months Ended September 30, 2026
	Stock Options	Weighted Average Exercise Price
Outstanding - beginning of period	618,681	$211.29
Granted	95,028	$414.20
Exercised	(183,475)	$140.22
Cancelled/Forfeited/Expired	(11,643)	$331.92
Outstanding - end of period	518,591	$271.17

Exercisable - end of period	377,943	$225.74

The following table sets forth the Company’s RSA/RSU activity:

Nine Months Ended September 30, 2026
Shares/Units
Outstanding and unvested - beginning of period	324,517
Granted	126,158
Vested	(118,335)
Forfeited	(26,285)
Outstanding and unvested - end of period	306,055
Stock-based compensation expense recognized in the condensed consolidated statements of operations related to all outstanding stock-based compensation awards is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total direct costs	$3,306	$3,772	$9,121	$10,219
Selling, general and administrative	4,298	2,551	7,749	18,947
Total stock-based compensation expense	$7,604	$6,323	$16,870	$29,166
(10) Income Taxes
The Company’s effective income tax rate was 19.6% and 22.2% for the three months ended September 30, 2026 and 2025, respectively. The Company's effective income tax rate was 18.6% and 18.0% for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective income tax rate for the three months ended September 30, 2026 varied from the U.S. statutory rate of 21% primarily due to the impact of the state taxes which was favorably offset by excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Deduction Eligible Income. The Company’s effective income tax rate for the nine months ended September 30, 2026 varied from the U.S. statutory rate of 21% due to the impact of state taxes, which was favorably offset by excess tax benefits recognized from share-based compensation and tax benefits related to Foreign Derived Deduction Eligible Income.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Where relevant, the Company has reflected any material items that were enacted in the condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.
(11) Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. The Company cannot predict with certainty the outcome of such proceedings, but it believes that adequate reserves have been recorded and losses already recognized with respect to such proceedings, which were immaterial as of September 30, 2026 and December 31, 2025. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, the Company believes that such potential losses were immaterial as of September 30, 2026.
On April 6, 2026, Jan Durbin filed a class action complaint in the United States District Court for the Southern District of Ohio (Case No. 1:26-cv-00346-MB) against Medpace Holdings, Inc., August J. Troendle, Jesse J. Geiger, and Kevin M. Brady alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated under Section 10(b). Plaintiff alleges that defendants made materially false and misleading statements related to the Company’s book-to-bill ratio to deceive the market in violation of the Exchange Act. Plaintiff seeks unspecified damages, interest, attorneys’ fees, expert fees and other costs. On October 12, 2026, the plaintiff filed a notice of voluntary dismissal, without prejudice, against the defendants.

On June 22, 2026, Stephen Bushansky filed a complaint in the United States District Court for the Southern District of Ohio (Case No. 1:26-cv-617) purporting to bring a stockholder derivative action on behalf of the Company against the Company and certain of its current and past officers and directors, namely August J. Troendle, Jesse J. Geiger, Kevin M. Brady, Susan E. Burwig, Stephen P. Ewald, Brian T. Carley, Fred B. Davenport, Jr., Femida H. Gwadry-Sridhar, Robert O. Kraft, Cornelius P. “Neal” McCarthy III, and Dani Zander in connection with the Company’s statements related to its book-to-bill ratio. Plaintiff alleges that the director defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder and are also liable under Section 21D of the Exchange Act which governs the application of any private right of action for contribution asserted pursuant to the federal securities laws. Plaintiff also alleges claims under state law, asserting that defendants breached fiduciary duties, aided and abetted breaches of fiduciary duties and were unjustly enriched. Plaintiff seeks unspecified damages, restitution, disgorgement of profits and other relief. On October 20, 2026, the plaintiff filed a notice of voluntary dismissal, without prejudice, against the defendants.
On August 25, 2026, Stephen J. Mary filed a complaint in the United States District Court for the Southern District of Ohio (Case No. 1:26-cv-865) purporting to bring a stockholder derivative action on behalf of the Company against the Company and certain of its current and past officers and directors, namely August J. Troendle, Jesse J. Geiger, Kevin M. Brady, Susan E. Burwig, Stephen P. Ewald, Brian T. Carley, Fred B. Davenport, Jr., Femida H. Gwadry-Sridhar, Robert O. Kraft, Cornelius P. “Neal” McCarthy III, and Dani Zander in connection with the Company’s statements related to its book-to-bill ratio. Plaintiff alleges that the defendants breached their fiduciary duties by issuing and failing to correct materially false and/or misleading statements and omissions of material fact to the investing public. Plaintiff’s claims against defendants allege violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and contribution. Plaintiff seeks unspecified damages, restitution, disgorgement of profits and other relief. On October 20, 2026, the plaintiff filed a notice of voluntary dismissal, without prejudice, against the defendants.
Purchase Commitments
The Company has several minimum purchase commitments for project related supplies and support services totaling $26.1 million as of September 30, 2026. In return for the commitment, Medpace receives preferential pricing. The commitments expire at various times through 2030.
(12) Related Party Transactions
Employee Loans
The Company periodically extends short term loans or advances to employees, typically upon commencement of employment. Total receivables as a result of these employee advances of $0.4 million existed at September 30, 2026 and December 31, 2025, and are included in the Prepaid expenses and other current assets and Other assets line items of the condensed consolidated balance sheets, respectively, depending on the contractual repayment date.
Service Agreement
LIB Therapeutics LLC and subsidiaries (“LIB”)
Certain executives and employees of the Company, including the chief executive officer, are members of LIB’s board of managers. The Company entered into a MSA dated November 24, 2015 with LIB, a company that engages in research, development, marketing and commercialization of pharmaceutical drugs. Subsequently, the Company and LIB have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from LIB of $1.6 million and $1.8 million during the three months ended September 30, 2026 and 2025, respectively, and $4.0 million and $5.7 million during the nine months ended September 30, 2026 and 2025, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the Company had Advanced billings from LIB of $9.0 million and $8.1 million, respectively, in the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025 the Company had Accounts receivable and unbilled, net from LIB of $2.9 million and $1.9 million, respectively, in the condensed consolidated balance sheets.
CinRX Pharma, subsidiaries and affiliates (“CinRx”)
Certain executives and employees of the Company, including the chief executive officer, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotech company. The Company and CinRx have entered into several task orders for the Company to perform clinical trial related services. The Company recognized total revenue from CinRx of $2.3 million and $10.4 million during the three months ended September 30, 2026 and 2025, respectively, and $11.9 million and $37.2 million during the nine months ended September 30, 2026 and 2025, respectively, in the Company’s condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the Company had

Advanced billings from CinRx of $3.2 million and $4.3 million, respectively, in the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025 the Company had Accounts receivable and unbilled, net from CinRx of less than $0.1 million and $1.6 million, respectively, in the condensed consolidated balance sheets.
The Summit Hotel (“The Summit”)
The Summit Hotel, located on the Medpace campus, is owned by the chief executive officer, and managed by an unrelated hospitality management entity. Medpace incurs travel lodging and meeting expenses at The Summit. Medpace incurred expenses of $0.1 million during the three months ended September 30, 2026 and 2025, and $0.2 million during the nine months ended September 30, 2026 and 2025, at The Summit.
Leased Real Estate
Campus Headquarters Leases
The Company entered into an operating lease for the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the chief executive officer of the Company. The Company has evaluated its relationship with the related party and concluded that the related party is not a variable interest entity because the Company has no direct ownership interest or relationship other than the lease. The lease was renewed in the first quarter of fiscal year 2023 for a term of ten years through 2032 with a renewal option for one 10-year term at prevailing market rates. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for its corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2026 and 2025 was $0.7 million. Operating lease cost recognized for the nine months ended September 30, 2026 and 2025 was $2.1 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2026 and December 31, 2025 were $14.4 million and $15.8 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2026 were $1.9 million and $13.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2025 were $1.8 million and $14.7 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
In 2018, Medpace, Inc. entered into a multi-year lease agreement governing future occupancy of additional office space in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company began to occupy the premises in the second quarter of fiscal year 2020. The lease expires in 2040 and the Company has two 10-year options to extend the term of the lease. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2026 and 2025 was $1.5 million. Operating lease cost recognized for the nine months ended September 30, 2026 and 2025 was $4.3 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2026 and December 31, 2025 were $47.0 million and $48.4 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2026 were $2.0 million and $58.8 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2025 were $1.8 million and $60.2 million, respectively and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The lease was renewed in the third quarter of fiscal year 2026 for a term of ten years through 2037. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2026 and 2025 was $0.6 million. Operating lease cost recognized for the nine months ended September 30, 2026 and 2025 was $1.9 million. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The Operating lease right-of-use assets at September 30, 2026 and December 31, 2025 were $29.2 million and $4.2 million, respectively, in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at September 30, 2026 were $1.9 million and $27.2 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2025 were $2.3 million and $1.9 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
The Company entered into a multi-year lease agreement governing the occupancy of office space in a building in Cincinnati, Ohio with an entity that is wholly owned by the Company’s chief executive officer and certain members of his immediate family. The Company assumed occupancy in 2012 and the lease expires in 2027 with the Company having one 10-year option to extend the lease term, which the Company did not exercise. In the first quarter of 2024, the Company reduced the lease term in connection with a plan to replace the leased office beginning in early 2025. The Company pays rent, taxes, insurance, and maintenance expenses that arise from the use of the property. Annual base rent for the corporate headquarters allows for adjustments to the rental rate annually for increases in the consumer price index. The Company has determined that the lease is an operating lease. Operating lease cost recognized for the three months ended September 30, 2026 and 2025 was less than $0.1 million. Operating lease cost recognized for the nine months ended September 30, 2026 and 2025 was $0.1 million and $0.8 million, respectively. The operating lease cost was allocated between Total direct costs and Selling, general and administrative in the condensed consolidated statements of operations. The current portion of the lease liability at September 30, 2026 was $0.8 million and was recognized in Other current liabilities in the condensed consolidated balance sheets. The current and long-term portions of the lease liabilities at December 31, 2025 were $1.0 million and $0.5 million, respectively, and were recognized in Other current liabilities and Operating lease liabilities in the condensed consolidated balance sheets.
Travel Services
The Company incurs expenses for travel services for company executives provided by a private aviation charter company controlled by the chief executive officer of the Company (“private aviation charter”). The Company may contract directly with the private aviation charter for the use of its aircraft or indirectly through a third party aircraft management and jet charter company (the “Aircraft Management Company”). The travel services provided are primarily for business purposes, with certain personal travel paid for as part of the executives’ compensation arrangements. The Aircraft Management Company also makes the private aviation charter aircraft available to third parties. The Company incurred travel expenses of $0.7 million and $0.5 million during the three months ended September 30, 2026 and 2025, respectively, and $1.5 million and $1.4 million during the nine months ended September 30, 2026 and 2025, respectively, related to these travel services. These travel expenses are recorded in Selling, general and administrative in the Company’s condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the Company had Accounts payable to the Aircraft Management Company of $0.1 million and $0.3 million, respectively, in the condensed consolidated balance sheets.

(13) Segment Disclosures
Information about the one reportable segment, significant segment expenses and a reconciliation to condensed consolidated net income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$716,000	$659,903	$2,129,935	$1,821,784
Operating expenses:
Direct service costs, excluding depreciation and amortization - Employee compensation	165,451	149,295	493,143	441,164
Direct service costs, excluding depreciation and amortization - Other segment items (a)	39,400	37,040	112,537	108,813
Reimbursed out-of-pocket expenses	287,264	276,629	902,407	716,505
Total direct costs	492,115	462,964	1,508,087	1,266,482
Selling, general and administrative	51,765	48,082	147,785	152,643
Depreciation	6,425	6,813	19,731	20,284
Amortization	155	236	465	709
Total operating expenses	550,460	518,095	1,676,068	1,440,118
Income from operations	165,540	141,808	453,867	381,666
Other income, net:
Miscellaneous income (expense), net	17	(489)	841	(5,180)
Interest income, net	5,349	1,517	15,452	9,058
Total other income, net	5,366	1,028	16,293	3,878
Income before income taxes	170,906	142,836	470,160	385,544
Income tax provision	33,446	31,701	87,468	69,554
Segment net income	$137,460	$111,135	$382,692	$315,990

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Condensed consolidated net income	$137,460	$111,135	$382,692	$315,990
(a) Direct service costs, excluding depreciation and amortization - Other segment items includes costs related to inventory, leases, project subcontractors and other direct service costs.
Revenue by Category
The following table disaggregates the Company’s revenue by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Therapeutic Area
Metabolic	$209,242	$199,256	$665,867	$495,144
Oncology	229,927	192,635	640,538	551,669
Other	99,955	106,398	291,552	320,296
Central Nervous System	83,649	65,627	246,714	181,657
Cardiology	61,409	59,470	177,652	176,333
AVAI	31,818	36,517	107,612	96,685
Total revenue	$716,000	$659,903	$2,129,935	$1,821,784

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
We focus on conducting clinical trials across all major therapeutic areas, with particular strength in Oncology, Metabolic Disease, Cardiology, Central Nervous System, or CNS, and Antiviral and Anti-infective, or AVAI. Our global platform includes approximately 6,600 employees across 46 countries as of September 30, 2026, providing our customers with broad access to diverse markets and patient populations as well as local regulatory expertise and market knowledge.
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
Net new business awards represent gross new business awards received in a period offset by total cancellations in that period. Net new business awards were $873.4 million and $2,287.6 million for the three and nine months ended September 30, 2026, respectively. Net new business awards were $789.6 million and $1,910.2 million for the three and nine months ended September 30, 2025, respectively.
Backlog represents anticipated future net revenue from net new business awards that have not commenced or are currently in process but not complete. Reported backlog will fluctuate based on new business awards, changes in the scope of existing contracts, cancellations, revenue recognition on existing contracts and foreign exchange adjustments from non-U.S. dollar denominated backlog. As of September 30, 2026, our backlog increased by $166.6 million, or 5.6%, to $3,167.2 million compared to $3,000.6 million as of September 30, 2025. Included within backlog as of September 30, 2026 was approximately $1,980.0 million to $2,000.0 million that we expect to convert to net revenue over the next twelve months, with the remainder expected to convert to net revenue thereafter.
The effect of foreign currency adjustments on backlog was as follows: favorable foreign currency adjustments of $0.2 million for the three months ended September 30, 2026; unfavorable foreign currency adjustments of $3.4 million for the nine months ended September 30, 2026; favorable foreign currency adjustments of $2.6 million for the three months ended September 30, 2025; and favorable foreign currency adjustments of $24.0 million for the nine months ended September 30, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. Dollars per Euro:	1.15	1.17	1.16	1.12
Results of Operations
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,
(Amounts in thousands, except percentages)	2026	2025	Change	% Change
Revenue, net	$716,000	$659,903	$56,097	8.5%
Direct service costs, excluding depreciation and amortization	204,851	186,335	18,516	9.9%
Reimbursed out-of-pocket expenses	287,264	276,629	10,635	3.8%
Total direct costs	492,115	462,964	29,151	6.3%
Selling, general and administrative	51,765	48,082	3,683	7.7%
Depreciation	6,425	6,813	(388)	(5.7)%
Amortization	155	236	(81)	(34.3)%
Total operating expenses	550,460	518,095	32,365	6.2%
Income from operations	165,540	141,808	23,732
Miscellaneous income (expense), net	17	(489)	506
Interest income, net	5,349	1,517	3,832
Income before income taxes	170,906	142,836	28,070
Income tax provision	33,446	31,701	1,745
Net income	$137,460	$111,135	$26,325

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
(Amounts in thousands, except percentages)	2026	2025	Change	% Change
Revenue, net	$2,129,935	$1,821,784	$308,151	16.9%
Direct service costs, excluding depreciation and amortization	605,680	549,977	55,703	10.1%
Reimbursed out-of-pocket expenses	902,407	716,505	185,902	25.9%
Total direct costs	1,508,087	1,266,482	241,605	19.1%
Selling, general and administrative	147,785	152,643	(4,858)	(3.2)%
Depreciation	19,731	20,284	(553)	(2.7)%
Amortization	465	709	(244)	(34.4)%
Total operating expenses	1,676,068	1,440,118	235,950	16.4%
Income from operations	453,867	381,666	72,201
Miscellaneous income (expense), net	841	(5,180)	6,021
Interest income, net	15,452	9,058	6,394
Income before income taxes	470,160	385,544	84,616
Income tax provision	87,468	69,554	17,914
Net income	$382,692	$315,990	$66,702
Total revenue
Total revenue increased by $56.1 million, to $716.0 million for the three months ended September 30, 2026, from $659.9 million for the three months ended September 30, 2025. Total revenue increased by $308.2 million, to $2,129.9 million for the nine months ended September 30, 2026, from $1,821.8 million for the nine months ended September 30, 2025. The increase for the three and nine months ended September 30, 2026 was primarily driven by growth within the Metabolic, Oncology and Central Nervous System therapeutic areas, compared to the same periods in the prior year.
Total direct costs
Total direct costs increased by $29.2 million, to $492.1 million for the three months ended September 30, 2026 from $463.0 million for the three months ended September 30, 2025. Total direct costs increased by $241.6 million, to $1,508.1 million for the nine months ended September 30, 2026 from $1,266.5 million for the nine months ended September 30, 2025. The increase was primarily attributed to higher reimbursed out-of-pocket expenses and higher personnel costs to support the growth in service activities. Reimbursed out-of-pocket expenses, which can fluctuate significantly from period to period based on the timing of program initiation and closeout, increased by $10.6 million and $185.9 million for the three and nine months ended September 30, 2026, compared to the same periods in the prior year. The higher personnel costs portion increased by $16.2 million and $52.0 million for the three and nine months ended September 30, 2026, compared to the same periods in the prior year.
Selling, general and administrative
Selling, general and administrative expenses increased by $3.7 million, to $51.8 million for the three months ended September 30, 2026 from $48.1 million for the three months ended September 30, 2025. Selling, general and administrative expenses decreased by $4.9 million, to $147.8 million for the nine months ended September 30, 2026 from $152.6 million for the nine months ended September 30, 2025. The increase for the three months ended September 30, 2026 was primarily attributed to higher personnel costs to support the growth in service activities of $3.1 million, compared to the same period in the prior year. The decrease for the nine months ended September 30, 2026 was primarily attributed to a decrease in stock-based compensation expense of $11.2 million, partially offset by higher personnel costs, excluding stock-based compensation expense, to support the growth in service activities of $4.7 million, compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense of $6.6 million for the three months ended September 30, 2026, remained relatively consistent with $7.0 million for the three months ended September 30, 2025. Depreciation and amortization expense of

$20.2 million for the nine months ended September 30, 2026, remained relatively consistent with $21.0 million for the nine months ended September 30, 2025.
Miscellaneous income (expense), net
Miscellaneous income (expense), net changed by $0.5 million, to less than $0.1 million of income for the three months ended September 30, 2026, from $0.5 million of expense for the three months ended September 30, 2025. Miscellaneous income (expense), net changed by $6.0 million, to $0.8 million of income for the nine months ended September 30, 2026 from $5.2 million of expense for the nine months ended September 30, 2025. These changes were mainly attributable to foreign exchange gains or losses, such as those that arise in connection with the revaluation of short-term intercompany balances between our domestic and international subsidiaries and from the settlement of third-party accounts receivables and payables denominated in a currency other than the local currency of the entity making the payment, and third-party investment gains or losses, compared to the same periods in the prior year.
Interest income, net
Interest income, net increased by $3.8 million, to $5.3 million for the three months ended September 30, 2026, from $1.5 million for the three months ended September 30, 2025. Interest income, net increased by $6.4 million, to $15.5 million for the nine months ended September 30, 2026, from $9.1 million for the nine months ended September 30, 2025. These changes were mainly attributable to increased interest income on Cash and cash equivalents, compared to the same periods in the prior year.
Income tax provision
Income tax provision increased by $1.7 million, to $33.4 million for the three months ended September 30, 2026 from $31.7 million for the three months ended September 30, 2025. Income tax provision increased by $17.9 million, to $87.5 million for the nine months ended September 30, 2026 from $69.6 million for the nine months ended September 30, 2025. The overall effective tax rate for the three months ended September 30, 2026 was 19.6%, compared to an overall effective tax rate of 22.2% for the three months ended September 30, 2025. The overall effective tax rate for the nine months ended September 30, 2026 was 18.6% compared to an overall effective tax rate of 18.0% for the nine months ended September 30, 2025. The increase in the income tax provision for the three months ended September 30, 2026 was primarily attributable to an increase in pre-tax book income which was partially offset by an increase in tax benefits related to Foreign Derived Deduction Eligible Income compared to the same period in the prior year. The decrease in the overall effective tax rate for the three months ended September 30, 2026 was primarily attributable to an increase in tax benefits related to Foreign Derived Deduction Eligible Income compared to the same period in the prior year. The increase in the income tax provision and overall effective tax rate for the nine months ended September 30, 2026 was primarily attributable to an increase in pre-tax book income and a decrease in excess tax benefits recognized from share-based compensation, which was partially offset by an increase in the estimated tax benefits related to Foreign Derived Deduction Eligible Income compared to the same period in the prior year.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Where relevant, the Company has reflected any material items that were enacted in the condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our principal sources of liquidity are operating cash flows and from borrowings under our unsecured credit facility consisting of up to a $10.0 million revolving line of credit which we entered into on September 30, 2019 (the “Credit Facility”). All $10.0 million of the line of credit is available for borrowing as of September 30, 2026. As of September 30, 2026, we had cash and cash equivalents of $705.3 million which increased from $497.0 million as of December 31, 2025. Approximately $28.7 million of cash and cash equivalents, none of which was restricted, was held by our foreign subsidiaries as of September 30, 2026.
Our expected primary cash needs on both a short and long-term basis are for investment in operational growth, including additional lease commitments, capital expenditures, share repurchases, selective strategic bolt-on acquisitions, other investments, and other general corporate needs. We have historically funded our operations and growth with cash flow from operations and borrowings under our credit facilities. We expect to continue expanding our operations through organic growth and potentially highly selective bolt-on acquisitions and investments. As of September 30, 2026, cash commitments to support operating business needs include lease liabilities discussed in Note 8 of the Condensed Consolidated Financial Statements, purchase commitments discussed in Note 11 of the Condensed Consolidated Financial Statements and capital expenditures primarily related to infrastructure investments in our facilities, equipment and technology. Capital spending as a percentage of revenue increased by 92 basis points to 2.39% in the nine months ended September 30, 2026, compared to the same period in the prior year. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary, borrowings under our existing or future credit facilities or other debt. We have deemed that foreign earnings will be indefinitely reinvested and therefore we have not provided taxes on these earnings. While we do not anticipate the need to repatriate these foreign earnings for liquidity purposes given our cash flows from operations and available borrowings under existing and future credit facilities, we would incur taxes on these earnings if the need for repatriation due to liquidity purposes arises. We believe that our sources of liquidity and capital will be sufficient to finance our cash needs for the next 12 months and on a longer-term basis. However, we cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs.

	Nine Months Ended September 30,
Cash Flows (Amounts in thousands)	2026	2025
Net cash provided by operating activities	$530,396	$520,571
Net cash used in investing activities	(50,771)	(26,667)
Net cash used in financing activities	(269,174)	(883,117)
Effect of exchange rates on cash and cash equivalents	(2,185)	5,128
Increase (decrease) in cash and cash equivalents	$208,266	$(384,085)
Cash Flow from Operating Activities
Cash flows from operations are driven mainly by net income, deferred income tax provision, depreciation, noncash lease expense, stock-based compensation expense and net movement in advanced billings, accounts receivable and unbilled, net, accrued expenses, lease liabilities and other assets and liabilities, net. Advanced billings and accounts receivable and unbilled, net fluctuate on a regular basis as we perform our services, bill our customers and ultimately collect on those receivables. We attempt to negotiate payment terms in order to provide for payments prior to or soon after the provision of services, but this timing of collection can vary significantly on a period by period comparative basis.
Net cash flows provided by operating activities was $530.4 million for the nine months ended September 30, 2026 beginning with net income of $382.7 million. Adjustments to reconcile net income to net cash provided by operating activities were $84.0 million, primarily related to deferred income tax provision of $28.2 million, depreciation of $19.7 million, noncash lease expense of $18.1 million and stock-based compensation expense of $16.9 million. Changes in operating assets and liabilities provided $63.7 million in operating cash flows and was primarily driven by increased advanced billings of $107.5 million and increased accrued expenses of $36.1 million, partially offset by increased accounts receivable and unbilled, net of $45.1 million, decreased lease liabilities of $17.8 million and changes in other assets and liabilities, net of $15.8 million.
Net cash flows provided by operating activities was $520.6 million for the nine months ended September 30, 2025 beginning with net income of $316.0 million. Adjustments to reconcile net income to net cash provided by operating activities were $130.4 million, primarily related to deferred income tax provision of $63.4 million, stock-based compensation expense of $29.2 million, depreciation of $20.3 million and noncash lease expense of $17.3 million. Changes in operating assets and liabilities provided $74.2 million in operating cash flows and was primarily driven by increased advanced billings of $123.7 million and increased accrued expenses of $57.5 million, partially offset by increased accounts receivable and unbilled, net of $77.1 million, decreased lease liabilities of $18.1 million and increased prepaid expenses and other current assets of $15.6 million.
Cash Flow from Investing Activities
Net cash used in investing activities was $50.8 million for the nine months ended September 30, 2026 primarily consisting of property and equipment expenditures.
Net cash used in investing activities was $26.7 million for the nine months ended September 30, 2025 primarily consisting of property and equipment expenditures.

Cash Flow from Financing Activities
Net cash used in financing activities was $269.2 million for the nine months ended September 30, 2026 primarily related to $294.8 million in repurchases of common stock, partially offset by proceeds from stock option exercises of $25.6 million.
Net cash used in financing activities was $883.1 million for the nine months ended September 30, 2025 primarily related to $917.4 million in repurchases of common stock, partially offset by proceeds from stock option exercises of $34.3 million.
Share Repurchases
In 2022, the Company’s Board of Directors (the “Board”) approved a share repurchase program which has been amended several times to increase the aggregate amount of the share repurchase authorization. The Company did not execute any share repurchases during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased 705,616 shares for $294.7 million. During the three and nine months ended September 30, 2025, the Company repurchased 14,649 shares and 2,961,924 shares for $4.5 million and $912.9 million, respectively. As of September 30, 2026, the Company has remaining authorization of $527.0 million under the repurchase program.
Effective October 20, 2026, the Board approved the termination of the current share repurchase authorization and approved a new share repurchase authorization of up to $1.0 billion.
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
Indebtedness
As of September 30, 2026, we had no indebtedness. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for details regarding our Credit Facility.
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
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds from Registered Securities
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

	Action	Date	Trading Arrangement		Total Shares to be Purchased or Sold	Duration/Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
August J. Troendle, Chief Executive Officer, President and Chairman of the Board	Adopt	July 27, 2026 [1]		X	Up to 307,959 shares to be sold	Good until cancelled
Susan E. Burwig, Executive Vice President, Operations	Adopt	July 27, 2026 [2]		X	Up to 7,500 shares to be sold	The earlier of until cancelled or 180 days from the placement of the limit order
Kevin M. Brady, Chief Financial Officer and Treasurer	Adopt	August 20, 2026 [3]		X	Up to 3,400 shares to be sold	The earlier of until cancelled or 180 days from the placement of the limit order

*	Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**	Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
[1] On July 27, 2026, Mr. Troendle placed a limit order to sell up to 307,959 shares. Mr. Troendle modified the limit price on August 20, 2026.
[2] On July 27, 2026, Ms. Burwig placed a limit order to sell up to 7,500 shares.
[3] On August 20, 2026, Mr. Brady placed a limit order to sell up to 3,400 shares issued to him pursuant to his contemporaneous exercise of stock options.
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
Date: October 22, 2026